Form 10-Q
period 2011-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2011-10-25
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-

NEW ENTERPRISE STONE & LIME CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1374051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3912 Brumbaugh Road

P.O. Box 77

New Enterprise, PA 16664

(Address, including zip code, of principal executive offices)

(814) 766-2211

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 24, 2011, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 20,500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 250,925 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2011

PART I — FINANCIAL INFORMATION

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	August 31,	February 28,
In thousands, except share and per share data	2011	2011

Assets
Current assets
Cash and cash equivalents	$17,239	$20,029
Restricted cash	10,617	1,887
Accounts receivable (less allowance for doubtful accounts of $3,336 in August 2011 and $2,430 in February 2011)	178,539	67,372
Inventories	138,685	129,422
Deferred income taxes	13,139	13,783
Other current assets	9,861	9,941
Total current assets	368,080	242,434
Other assets
Property, plant and equipment, net	379,678	382,965
Goodwill	90,847	90,847
Other intangible assets	27,764	28,084
Other assets	27,880	23,748
Total assets	$894,249	$768,078
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$26,740	$20,460
Accounts payable — trade	62,425	16,154
Accrued liabilities	55,632	52,146
Total current liabilities	144,797	88,760
Long-term debt and other liabilities
Long-term debt, less current maturities	537,923	480,386
Deferred income taxes	116,633	111,921
Other	10,941	9,840
Total liabilities	810,294	690,907
Commitments and contingencies (Note 7)

Redeemable common stock	—	130,241

Equity (Deficit)

Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 20,500 shares	21	—
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 250,925 shares	251	—
Retained deficit	(43,958)	(53,535)
Additional paid in capital	126,964	—
Accumulated other comprehensive loss	(1,340)	(1,403)
Total New Enterprise Stone & Lime Co., Inc. equity (deficit)	81,938	(54,938)
Noncontrolling interest	2,017	1,868
Total equity (deficit)	83,955	(53,070)
Total liabilities and equity (deficit)	$894,249	$768,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

Three and Six Months Ended August 31, 2011, and August 31, 2010

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010
Revenue
Construction materials	$129,477	$114,268	$207,577	$193,299
Heavy/highway construction	111,730	123,384	160,413	188,256
Traffic safety services and equipment	22,195	20,894	40,666	40,250
Other revenues	5,757	5,397	8,471	8,360
Total revenue	269,159	263,943	417,127	430,165
Cost of revenue (exclusive of items shown separately below)
Construction materials	71,780	62,680	129,844	123,858
Heavy/highway construction	106,389	111,490	154,297	171,967
Traffic safety services and equipment	15,789	14,819	30,340	29,205
Other expenses	4,964	3,753	7,560	6,497
Total cost of revenue	198,922	192,742	322,041	331,527
Depreciation, depletion, and amortization	12,288	12,210	23,633	22,697
Pension and profit sharing	2,287	2,172	4,003	4,332
Selling, administrative, and general expenses	18,265	14,524	31,255	29,972
	231,762	221,648	380,932	388,528
Operating income	37,397	42,295	36,195	41,637
Interest expense, net	(11,982)	(10,900)	(23,577)	(17,853)
Income before income taxes	25,415	31,395	12,618	23,784
Income tax expense	13,682	4,657	5,447	2,419
Net income	11,733	26,738	7,171	21,365
Noncontrolling interest in net income	(300)	(298)	(599)	(597)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	$11,433	$26,440	$6,572	$20,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended August 31, 2011, and August 31, 2010

	Six Months Ended
	August 31,
(in thousands)	2011	2010

Reconciliation of net income to net cash used in operating activities
Net income	$7,171	$21,365
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and cost depletion	23,313	22,377
Gain on disposal of property, plant, and equipment	(1,505)	(223)
Amortization of other assets and liabilities	1,630	1,097
Noncash interest expense	2,037	4,588
Deferred income taxes	5,421	3,235
Allowance for doubtful accounts	(906)	136
Changes in current assets and liabilities
Accounts receivable	(110,261)	(114,109)
Inventories	(9,263)	(5,874)
Other current assets	10	2,128
Accounts payable	46,271	33,619
Other accruals	3,709	(3,627)
Net cash used in operating activities	(32,373)	(35,288)
Cash flows from investing activities
Capital expenditures	(22,906)	(18,611)
Proceeds from sale of property, plant, and equipment	1,635	557
Change in cash value of life insurance	2	(460)
Other investing activities	(8,730)	(530)
Net cash used in investing activities	(29,999)	(19,044)
Cash flows from financing activities
Proceeds from revolving credit	77,397	79,049
Repayment of revolving credit	(14,000)	(58,599)
Repayment of long-term debt	(11,462)	(211,527)
Payments on capital lease	(2,627)	(2,444)
Proceeds from issuance of long-term debt	12,000	256,845
Debt issuance cost	(1,275)	(9,560)
Distribution to noncontrolling interest	(451)	(873)
Net cash provided by financing activities	59,582	52,891
Net decrease in cash and cash equivalents	(2,790)	(1,441)
Cash and cash equivalents
Beginning of period	20,029	10,773
End of period	$17,239	$9,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statement of Changes in Equity (Deficit) and Comprehensive Income (Loss)

(unaudited)

			Accumulated
	Common	Common	Other	Additional
	Stock,	Stock,	Comprehensive	Paid-In	Retained	Noncontrolling	Total
(in thousands)	Class A	Class B	Loss	Capital	Earnings	Interest	Equity

Balance, February 28, 2009	$—	$—	$(2,218)	$—	$(67,532)	$1,946	$(67,804)
Net income	—	—	—	—	7,795	1,165	8,960
Pension adjustment net of tax of $451	—	—	642	—	—	—	642
Comprehensive income							9,602
Change in Redeemable Common Stock	—	—	—	—	(39,907)	—	(39,907)
Purchase of subsidiary interest	—	—	—	—	—	426	426
Distribution to noncontrolling interest	—	—	—	—	—	(1,189)	(1,189)
Balance, February 28, 2010	—	—	(1,576)	—	(99,644)	2,348	(98,872)
Net (loss)	—	—	—	—	(6,968)	1,195	(5,773)
Pension adjustment net of tax of $122	—	—	173	—	—	—	173
Comprehensive (loss)							(5,600)
Change in Redeemable Common Stock	—	—	—	—	53,077	—	53,077
Purchase of subsidiary interest	—	—	—	—	—	(34)	(34)
Distribution to noncontrolling interest	—	—	—	—	—	(1,641)	(1,641)
Balance, February 28, 2011	—	—	(1,403)	—	(53,535)	1,868	(53,070)
Net income	—	—	—	—	6,572	599	7,171
Pension adjustment net of tax of $44	—	—	63	—	—	—	63
Comprehensive income							7,234
Change in Redeemable Common Stock	—	—	—	—	3,005	—	3,005
Elimination of put right (1)	21	251	—	126,964	—	—	127,236
Distribution to noncontrolling interest	—	—	—	—	—	(450)	(450)
Balance, August 31, 2011	$21	$251	$(1,340)	$126,964	$(43,958)	$2,017	83,955

(1)  Refer to footnote 8 “Put Rights” for further information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of New Enterprise Stone & Lime Co., Inc. (the “Company”) all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s financial statements for the fiscal year ended February 28, 2011 each as included in our initial registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on August 29, 2011 (the “Registration Statement”). The results of operations for the three and six month periods ended August 31, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Certain U.S. cash balances exceed Federal Deposit Insurance Corporation limits.  Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and past due accounts are subject to service charges.  The Company’s total accounts receivable consisted of the following:

	August 31,	February 28,
(In thousands)	2011	2011

Costs and estimated earnings in excess of billings	$35,558	$11,138
Trade	138,217	50,726
Retainages	8,100	7,938
	181,875	69,802
Allowance for doubtful accounts	(3,336)	(2,430)
Accounts receivable, net	$178,539	$67,372

Costs and estimated earnings in excess of billings relate to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high-quality financial institutions. At times, such balances and investments may be in excess of federally insured limits, however the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania. These entities include the Pennsylvania Department of Transportation, the Pennsylvania Turnpike Commission, and various townships, municipalities, school districts and universities within Pennsylvania. The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventory consists of the following:

	August 31,	February 28,
(In thousands)	2011	2011

Crushed stone, agricultural lime, and sand	$89,229	$82,852
Raw materials	9,896	7,823
Parts, tires, and supplies	11,594	11,472
Concrete blocks	4,334	4,977
Building materials	4,101	4,244
Safety equipment	17,616	16,241
Other	1,915	1,813
	$138,685	$129,422

Rental Equipment

Rental equipment, primarily related to the Company’s safety products business, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method.  The range of estimated useful lives for rental equipment is two to three years.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant & equipment consists of the following:

	August 31,	February 28,
(In thousands)	2011	2011

Limestone and sand acreage	$136,199	$135,888
Land, buildings and building improvements	95,657	95,362
Crushing, prestressing, and manufacturing plants	307,955	300,204
Contracting equipment, vehicles, and other	276,822	265,380
Construction in progress	4,446	6,282
Property, plant and equipment	821,079	803,116
Less: Accumulated depreciation and depletion	(441,401)	(420,151)
Property, plant and equipment, net	$379,678	$382,965

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

Depreciation expense was $11.8 million and $11.5 million for three months ended August 31, 2011 and 2010, respectively.  Depreciation expense was $22.6 million and $21.5 million for the six months ended August 31, 2011 and 2010, respectively.  Included in the contracting equipment, vehicles, and other asset category above are capital leases with a cost basis of $25.0 million and $22.5 million as of August 31, 2011 and February 28, 2011, respectively.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories, and goodwill; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; and self-insurance reserves.  Actual results could differ from those estimates.

Other Comprehensive Loss

The Company presents current period comprehensive loss as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. The components of accumulated other comprehensive loss included unamortized pension costs of $1.3 million and $1.4 million as of August 31, 2011 and February 28, 2011, respectively.

Recently Issued Accounting Standards

On June 16, 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

On September 15, 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment (Intangibles — Goodwill and Other [Topic 350])” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The Company is still considering the impact of this guidance on the consolidated financial statements; however the Company does not expect this guidance to have a material impact on the consolidated financial statements.

2.              Risks and Uncertainties

Our business is heavily impacted by several factors which are outside the control of management, including the overall health of the economy, the level of commercial and residential construction, the level of federal, state and local publicly funded construction projects and seasonal variations generally attributable to weather conditions.  These factors impact the amount and timing of our revenues.

Our second amended and restated credit agreement (the “Credit Agreement”) contains certain financial covenants that include limitations on annual capital expenditures, available credit, maximum leverage ratios and a minimum fixed charge coverage ratio, among others, as defined in the associated agreement (the “Financial Covenants”).  If an event of default should occur, the lenders may, among other things, accelerate the maturity of the outstanding amounts as well as discontinue lending under the revolving line of credit.

While we have confidence in our ability to meet our operating plan in the future, in the past we have failed to meet certain operating performance measures as well as the Financial Covenant requirements set forth in our Credit Agreement, which resulted in the need to obtain several waivers and amendments to the Credit Agreement.  In each of February 28, 2009 and 2010, we did not comply with certain Financial Covenants and obtained an associated waiver.  In May 2010, we did not comply with certain Financial Covenants and obtained a waiver and an increase in the total available borrowings under the Credit Agreement.  At February 28, 2011, we were in compliance with all of our Financial Covenants. On May 18, 2011, we entered into the ninth amendment to the Credit Agreement, to adjust certain covenant levels in future periods to provide greater cushion under our financial covenants.  This amendment also imposed a $25.0 million annual limit on capital expenditures.

On August 26, 2011, the Company entered into the eleventh amendment to its Credit Agreement. The eleventh amendment allows for additional secured borrowings under a new secured credit facility of up to $20.0 million, increased the leverage covenant from 5.60 to 1.00 to 5.90 to 1.00 through maturity, increased the amount of annual capital expenditures from $25.0 million to $30.0 million and increased the aggregate principal amount of outstanding borrowings under the first lien revolving credit facility allowable during the clean down period from $75.0 million to $85.0 million.

On August 29, 2011, the Company entered into a new $20.0 million secured credit facility which matures on March 1, 2012, and bears an interest rate of LIBOR plus a 5.0% margin. Certain properties not previously encumbered are used as collateral under this $20.0 million secured credit facility.

As a result of the August 2011 amendment to the Credit Agreement, we expect to be in compliance with the Financial Covenants for at least the next twelve months.  Operating losses incurred during our most recent fiscal year as well as reductions in our cash flow generated by operations have resulted in an increase in interest expense due to higher debt levels along with an increase in overall interest rates, which were also impacted by the issuance of our Senior Notes in August 2010.  A shortfall in the actual trailing twelve month earnings before interest, taxes and depreciation and certain lease expenses (“EBITDAR”), as adjusted and defined in the Credit Agreement, of between approximately 2% and 8%, as calculated at the end of a particular quarter over the next fiscal year could cause us to fail to meet our Financial Covenants during the period.

The Company’s earnings and debt levels, and associated covenant compliance, may be impacted by, among other things, the volume and amount of federal, state and local publicly funded construction projects, the weather, which can materially affect our business and makes us subject to seasonality on a quarter to quarter basis, changes in product mix, commodity price changes and other factors inherent in the operation of our business.  We are exploring a number of options which could enhance earnings or reduce total debt while not negatively impacting our ability to continue operating in our key markets.  If we do not meet our projections and the actions described above are not sufficient to maintain our compliance with the Financial Covenants, we would seek a waiver of the covenants or alternative financing.  There can be no assurance that the new covenant requirements will be met or that we would be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on our financial position, results of operations and cash flows.

During the second quarter, the Company initiated preliminary discussions with lenders regarding the replacement of its existing Credit Agreement.  The Company is seeking to obtain terms that will allow for more financial flexibility as it relates to seasonal working capital needs, capital expenditures, financial covenants, principal payments, and interest rates.  Although the discussions are still preliminary in nature, the Company is targeting the completion of a new Credit Agreement by the fourth quarter. There can be no assurance that the Company will be able to refinance its existing Credit Agreement on such terms or other favorable terms.

3.                          Accrued Liabilities

Accrued liabilities consisted of the following:

	August 31,	February 28,
(In thousands)	2011	2011

Payroll and vacation	$9,227	$7,418
Contract expenses	2,149	1,468
Withholding taxes	4,682	2,874
Reserve for taxes	1,532	1,486
Interest	14,705	15,444
Insurance	16,297	16,250
Deferred acquisition liability	3,333	3,253
Billings in excess of costs and estimated earnings on uncompleted contracts	1,496	354
Other	2,211	3,599
Total accrued liabilities	$55,632	$52,146

4.              Long-Term Debt

	August 31,	February 28,
(In thousands)	2011	2011

Land, equipment and other obligations	$36,398	$32,003
First lien term loan A & B	149,237	153,090
First lien revolving credit facility	116,574	53,177
Senior notes due 2018	250,000	250,000
Obligations under capital leases	12,454	12,576
Total debt	564,663	500,846
Less: Current portion	(26,740)	(20,460)
Total long-term debt	$537,923	$480,386

Land, Equipment and Other Obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

Obligations include three revenue bonds to different industrial development authorities with counties in Pennsylvania with a total outstanding of $7.4 million and $11.6 million as of August 31, 2011 and February 28, 2011, respectively. The effective interest rate on the industrial development bonds ranged from 0.30% to 0.42% as of August 31, 2011 and from 0.41% to 0.48% as of February 28, 2011.  The Company prepaid $3.8 million of industrial development bonds during the first quarter with the proceeds from an unsecured borrowing on May 13, 2011.   The unsecured note matures in May 2014 and the interest rate is LIBOR plus a margin of 3.75%.  The effective interest rate as of August 31, 2011 was 3.97%. There were no additional covenants associated with the borrowing.

On July 21, 2011 the Company borrowed $8.0 million from M&T Bank on an unsecured basis.  The note bears interest at a variable rate of LIBOR plus a margin of 4.0% and matures in April of 2012.

The Company has $3.1 million and $4.5 million outstanding as of August 31, 2011 and February 28, 2011, respectively on a loan from Citizens Bank that matures August 2012. The effective rate of interest was 3.69% and 3.79% as of August 31, 2011 and February 28, 2011, respectively.  The Company is subject to the existing covenants as defined in the Credit Agreement discussed below.

First Lien Term Loan A & B

The term loan A had $81.6 million outstanding and $85.1 million outstanding as of August 31, 2011 and February 28, 2011, respectively. The net effective interest rate on the term loan A was approximately 4.51% and 3.79% at August 31, 2011 and February 28, 2011, respectively.

The term loan B had $67.7 million outstanding and $68.0 million outstanding as of August 31, 2011 and February 28, 2011, respectively. The net effective interest rate on the term loan B was approximately 5.02% and 4.31% at August 31, 2011 and February 28, 2011, respectively.

The term loan A and term loan B mature on January 10, 2014.

First Lien Revolving Credit Facility

The Company has a $135.0 million first lien revolving credit facility (“Revolving Credit Facility”) under the Credit Agreement. The total outstanding under the Revolving Credit Facility was $116.6 million and $53.2 million at August 31, 2011 and February 28, 2011, respectively.  At August 31, 2011 an additional $18.4 million was available under the Revolving Credit Facility. Availability under the Revolving Credit Facility is restricted to a borrowing base equal to the sum of 85% of accounts receivable less accounts over 120 days and 60% of inventory. The borrowing base as of August 31, 2011 was $227.9 million. The effective interest rate was 4.48% and 3.99% at August 31, 2011 and February 28, 2011, respectively.

The Revolving Credit Facility expires on January 11, 2013.

The Credit Agreement also permits an additional seasonal availability of $10.0 million during the months of March, April, May, and June. The Credit Agreement requires that, for 30 consecutive days during the fourth fiscal quarter of each year that the balance outstanding on Revolving Credit Facility is repaid to a specified level not to exceed $85.0 million.

Covenants

The Company is subject to certain financial covenants under the Credit Agreement related to its term loan A, term loan B, and Revolving Credit Facility, including maintaining certain leverage and coverage ratios, minimum net worth requirements, and capital expenditure and lease payment limitations. The Credit Agreement also contain subjective acceleration clauses, which allow the lenders to declare amounts outstanding under the financing arrangements due and payable if a Material Adverse Change occurs. The Company believes that it will continue to comply with its Financial Covenants, as amended, under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the lenders seek to exercise their rights under the subjective acceleration clause referred to above, the Company would seek to modify its financing arrangement. However, there can be no assurance that the lenders would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding debt due and payable.

The Company has obtained multiple waivers and amendments related to covenant defaults (refer to Note 2) during recent years.  The more significant amendments related to defaults of the net worth covenant, leverage ratios, limitations on operating lease expense and timely completion of the financial statements.  Where appropriate, the Company records fees paid to obtain the waivers and amendments as deferred financing fees and amortizes the amounts over the remaining life of the associated financing arrangements.  As of August 31, 2011 and February 28, 2011, the Company was in compliance with all of its covenant requirements as amended through that date.

Senior Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of 11.0% senior notes (“Senior Notes”) due in 2018 at par value.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.

The Company filed a registration statement with the SEC for the secured notes on August 29, 2011.  The registration statement became effective on September 13, 2011 and the Company concluded the exchange offer on October 12, 2011.   The terms of the exchange notes are identical to the terms of the old notes in all material respects, except for the elimination of some transfer restrictions, registration rights and additional interest provisions relating to the old notes.

Obligations Under Capital Lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Other

Long-term debt for each fiscal period matures as follows:

(In thousands)	Amount

Period
2012	$26,740
2013	16,467
2014	139,547
2015	119,426
2016	2,308
Remaining years	260,175
$564,663

The Company has determined the fair value of long term debt as of August 31, 2011 and February 28, 2011 is as follows:

	August 31,	February 28,
(in thousands)	2011	2011

Carrying value (including current maturities)	$564,663	$500,846
Fair value (including current maturities)	550,246	505,855

5.                          Income Taxes

The Company’s tax provision and the corresponding effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and in evaluating its tax positions.

The Company’s effective income tax rate was 53.8% and 14.8% for the three months ended August 31, 2011 and 2010, respectively.  The Company’s effective tax rate was 43.2% and 10.2% for the six months ended August 31, 2011 and 2010, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective periods is a result of projected pre-tax book loss of the Company for the year ended February 28, 2012, when compared to projected pre-tax book earnings of the Company for the year ended February 28, 2011.  When pre-tax book income is projected for the year, favorable permanent items decrease the Company’s effective tax rate well below the statutory rate of 35%.  In the case where a pre-tax book loss is projected for the year, favorable permanent differences will increase this loss for tax purposes, and subsequently increase the effective tax rate projected for the year. The substantial swing to pre-tax book loss when compared to the prior period was the primary driver of the increase in tax expense.

The cash taxes paid were not material for the three and six months ended August 31, 2011 and August 31, 2010, respectively, primarily as a result of the net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by either a defined contribution plan, a defined benefit plan, a collectively bargained multi-employer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $2.2 million and $2.1 million for the three months ended August 31, 2011 and 2010, respectively, and $3.9 million and $4.2 million for the six months ended August 31, 2011 and 2010, respectively.

The Company has two defined benefit pension plans covering certain union employees of the Company’s Buffalo Crushed Stone Division in Buffalo, New York. The benefits are based on years of service. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees. Net periodic pension expense recognized for the three and six month periods ended August 31, 2011 and 2010, was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$54	$51	$108	$102
Interest cost	110	109	219	218
Expected return on plan assets	(154)	(140)	(309)	(280)
Amortization of prior service cost	15	21	31	42
Recognized net actuarial loss	29	31	58	62
Total pension expense	$54	$72	$107	$144

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims, and contingent liabilities. The ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $7.0 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per employee.  Additionally, the Company is required to provide a letter of credit in the amount of $0.9 million to guarantee payment of the deductible portion of its liability coverages existing prior to January 1, 2008.

The Company also maintains a captive insurance company, Rock Solid Insurance Company (Rock Solid), for workers compensation (Non Pennsylvania employees), general liability, auto, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverages.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of August 31, 2011 on the Company’s consolidated balance sheet.   Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.

8.              Put Rights

On August 22, 2011, the stockholders of the Company amended the stock restriction agreement which, among other things, required the Company to purchase, at any time, all or some of a stockholder’s common stock at the option of the individual stockholders. The amendment eliminated the stockholders’ right to require the Company to purchase the common stock on a prospective basis.  As a result, the amount attributable to the fair value of the common stock as of the amendment date was reclassified from mezzanine or temporary equity to shareholders’ equity as additional paid in capital.  The Company did not change the amount issued, outstanding or par value of its common stock.

Prior to August 22, 2011, the stockholders of the Company had put rights on all outstanding common stock which could require the Company to purchase, at any time, all or some of a stockholder’s common stock. The common stock was classified as mezzanine or temporary equity for all prior periods as the shares were redeemable at the option of the holder and had conditions for redemption which are not solely within the control of the Company. The redemption price was determined based upon the terms and conditions of the underlying stockholders agreement and was based upon either a formulaic calculation, in the event of a put of less than 100% of an individual stockholders shares or an appraisal, in the event of a put of all of an individual stockholder’s shares. The value of the common stock was adjusted to its maximum redemption value each reporting date and as of the termination date through retained earnings.

If the Company was unable to purchase the common stock by reason of a legal or contractual impediment, then a stockholder, subject to the terms and restrictions set forth in the Stock Restriction Agreement, could sell common stock to other purchasers. The Company was restricted from purchasing any of its common stock due to contractual impediments contained in certain financing arrangements.

9.              Goodwill and Other Intangible Assets

There were no changes to the carrying value of goodwill for the three and six months ended August 31, 2011.  Our annual goodwill impairment analysis was completed as of February 28, 2011 and did not result in any impairment losses.  As of February 28, 2011, the Traffic Safety Services and Equipment reporting unit with approximately $5.8 million of goodwill had an excess fair value over its carrying value of less than 1%.  Accordingly, small changes in future earnings, interest rates, market trends and cash flows could lead to a goodwill impairment charge.  The fair value of the remaining reporting units exceeded their carrying value by a substantial margin. As of August 31, 2011, the Company concluded that based upon the weight of evidence available, such as current market trends and conditions, the Company’s projections, and results to date, that it is more likely than not that the fair value of the Company’s Traffic Safety Services and Equipment reporting unit is greater than its carrying amount.  Accordingly, the Company has determined that the first and second steps of the goodwill impairment test for the Traffic Safety Services and Equipment reporting unit is not required at this interim date.  The Company will continue to monitor this reporting unit for potential indicators of impairment. For segment reporting purposes goodwill of $85.0 million and $5.8 million is reported as part of the Construction Materials segment and the Traffic Safety Services and Equipment segment, respectively.

There were no changes to the carrying value of other intangible assets other than amortization for the six months ended August 31, 2011.  Annual amortization expense on amortizable intangible assets is expected to be approximately $0.6 million for each of the next five fiscal years.

10.       Business Segments

The Company reports information about its operating segments using the “management approach,” which is based on the way management organizes and reports the segments within the organization for making operating decisions and assessing performance.  The Company has three reportable segments and has identified the segments based upon the nature of services and product offerings.  The Company’s three reportable segments are: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment.  A description of the services and product offerings within each of the Company’s segments is provided below.

The construction materials segment mines and produces aggregates (crushed stone and construction sand and gravel), hot mix asphalt, ready-mixed concrete and other concrete products including precast/prestressed structural concrete components and masonry blocks for sale to third parties and internal use.  The construction materials segment serves markets primarily in the Commonwealth of Pennsylvania and western New York.  The high weight-to-value ratio of aggregates and concrete products and the time in which ready-mixed concrete and hot mix asphalt  begin to set, limit the efficient distribution range for these products to roughly a one-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

The heavy/highway construction segment includes heavy and highway construction, blacktop paving and other site preparation services.  The Company’s heavy/highway construction segment is primarily supplied with its construction materials, such as hot mix asphalt, ready mixed concrete and aggregates from the Company’s construction materials segment.  The heavy/highway construction segment serves markets primarily in the Commonwealth of Pennsylvania.

The traffic safety services and equipment segment rents and sells general and specialty traffic control and work zone safety equipment and safety services to industrial and construction end-users.  Traffic safety services and equipment business sells equipment through its national sales network and provides traffic maintenance and protection services primarily throughout the eastern United States.

The Company reviews earnings of the segments principally at the operating profit level and accounts for intersegment sales at prices that range from negotiated rates to those that approximate fair market value. Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit.  These costs include corporate administrative functions, unallocated corporate functions, and divisional administrative functions.

The following is a summary of certain financial data for the Company’s business segments:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010
Revenue
Construction materials	$205,056	$190,420	$309,542	$299,333
Heavy/highway construction	126,394	144,349	179,205	213,560
Traffic safety services and equipment	25,899	24,312	47,860	46,723
Other revenues	6,076	5,186	8,910	8,102
Segment totals	363,425	364,267	545,517	567,718
Eliminations	(94,266)	(100,324)	(128,390)	(137,553)
Total net sales and other revenues	$269,159	$263,943	$417,127	$430,165

Operating profit
Construction materials	$35,970	$32,793	$38,099	$34,551
Heavy/highway construction	2,877	8,689	729	9,979
Traffic safety services and equipment	2,950	3,027	3,177	4,577
Corporate and unallocated	(4,400)	(2,214)	(5,810)	(7,470)
Total operating profit	$37,397	$42,295	$36,195	$41,637

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010
Product and services revenue
Construction materials
Aggregates	$66,783	$62,008	$113,170	$107,890
Hot mix asphalt	99,442	90,101	130,377	122,530
Ready mixed concrete	20,740	21,137	33,706	36,556
Precast/prestressed structural concrete	8,213	6,933	14,092	12,804
Masonry products	5,082	5,574	9,589	10,670
Construction supply centers	4,795	4,667	8,608	8,883
Construction projects	126,394	144,349	179,205	213,560
Traffic safety services and equipment	25,899	24,312	47,860	46,723
Other revenues	6,077	5,186	8,910	8,102
Inter-product sales eliminations	(94,266)	(100,324)	(128,390)	(137,553)
	$269,159	$263,943	$417,127	$430,165

Product and services operating profit
Construction materials
Aggregates	$19,341	$17,244	$22,375	$18,202
Hot mix asphalt	13,701	13,476	13,173	14,673
Ready mixed concrete	2,544	2,368	2,503	3,058
Precast/prestressed structural concrete	(11)	(619)	(450)	(1,498)
Masonry products	(66)	121	(185)	(209)
Construction supply centers	461	203	683	325
Heavy/highway construction	2,877	8,689	729	9,979
Traffic safety services and equipment	2,950	3,027	3,177	4,577
Corporate and unallocated	(4,400)	(2,214)	(5,810)	(7,470)
Total net sales and other revenues	$37,397	$42,295	$36,195	$41,637

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010
Depreciation, depletion, and amortization
Construction materials	$8,791	$7,870	$16,014	$14,796
Heavy/highway construction	1,363	2,222	3,381	3,805
Traffic safety services and equipment	1,756	1,809	3,470	3,515
Corporate and unallocated	378	309	768	581
Total depreciation, depletion, and amortization	$12,288	$12,210	$23,633	$22,697

For the three and six months ended August 31, 2011 and 2010, sales to two customers represented more than 10% of net revenues.

11.       Condensed Issuer, Guarantor and Non Guarantor Financial Information

On August 18, 2010, the Company issued $250.0 million aggregate principal amount of its 11.0% Senior Notes due 2018. Except for Rock Solid Insurance Company, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”). There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the notes.  These entities include Rock Solid Insurance Company, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (Non Guarantors).

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the Company, all Guarantor Subsidiaries, and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at August 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$12,879	$1,490	$2,870	$—	$17,239
Restricted cash	1,681	96	8,840	—	10,617
Accounts receivable (less allowance for doubtful accounts)	156,421	19,609	2,509	—	178,539
Inventories	121,069	17,616	—	—	138,685
Net investment in lease	—	—	608	(608)	—
Deferred income taxes	13,139	—	—	—	13,139
Other current assets	7,324	355	2,182	—	9,861
Total current assets	312,513	39,166	17,009	(608)	368,080
Other assets
Property, plant and equipment, net	350,916	28,727	9,143	(9,108)	379,678
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	11,030	16,734	—	—	27,764
Investment in subsidiaries	96,009	—	—	(96,009)	—
Intercompany receivables	—	11,170	—	(11,170)	—
Other assets	27,880	—	—	—	27,880
Total assets	$883,350	$101,642	$26,152	$(116,895)	$894,249
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$26,891	$—	$457	$(608)	$26,740
Accounts payable - trade	58,361	3,616	448	—	62,425
Accrued expenses	44,080	3,006	8,546	—	55,632
Total current liabilities	129,332	6,622	9,451	(608)	144,797
Long-term debt and other liabilities
Intercompany payables	11,170	—	—	(11,170)	—
Long-term debt, less current maturities	528,815	—	9,108	—	537,923
Obligations under capital leases, less current installments	9,108	—	—	(9,108)	—
Deferred income taxes	110,029	6,604	—	—	116,633
Other	10,941	—	—	—	10,941
Total liabilities	799,395	13,226	18,559	(20,886)	810,294
Stockholders’ equity
New Enterprise Stone & Lime Co., Inc. stockholders’ equity	81,938	88,416	7,593	(96,009)	81,938
Noncontrolling interest	2,017	—	—	—	2,017
Total equity	83,955	88,416	7,593	(96,009)	83,955
Total liabilities and equity	$883,350	$101,642	$26,152	$(116,895)	$894,249

Condensed Consolidating Balance Sheet at February 28, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$5,058	$1,472	$13,499	$—	$20,029
Restricted cash	1,777	110	—	—	1,887
Accounts receivable (less allowance for doubtful accounts)	54,334	13,024	14	—	67,372
Inventories	113,182	16,240	—	—	129,422
Net investment in lease	—	—	582	(582)	—
Deferred income taxes	12,798	985	—	—	13,783
Other current assets	6,969	442	2,530	—	9,941
Total current assets	194,118	32,273	16,625	(582)	242,434
Other assets
Property, plant and equipment, net	353,118	29,825	9,434	(9,412)	382,965
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	11,030	17,054	—	—	28,084
Investment in subsidiaries	92,327	—	—	(92,327)	—
Intercompany receivables	—	12,002	—	(12,002)	—
Other assets	23,748	—	—	—	23,748
Total assets	$759,343	$96,999	$26,059	$(114,323)	$768,078
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$20,599	$—	$443	$(582)	$20,460
Accounts payable - trade	13,226	2,066	862	—	16,154
Accrued expenses	41,104	3,025	8,017	—	52,146
Total current liabilities	74,929	5,091	9,322	(582)	88,760
Long-term debt and other liabilities
Intercompany payables	12,002	—	—	(12,002)	—
Long-term debt, less current maturities	470,974	—	9,412	—	480,386
Obligations under capital leases, less current installments	9,412	—	—	(9,412)	—
Deferred income taxes	105,015	6,906	—	—	111,921
Other	9,840	—	—	—	9,840
Total liabilities	682,172	11,997	18,734	(21,996)	690,907
Redeemable common stock	130,241	—	—	—	130,241
Stockholders’ equity
New Enterprise Stone & Lime Co., Inc. stockholders’ equity	(54,938)	85,002	7,325	(92,327)	(54,938)
Noncontrolling interest	1,868	—	—	—	1,868
Total equity	(53,070)	85,002	7,325	(92,327)	(53,070)
Total liabilities and equity	$759,343	$96,999	$26,059	$(114,323)	$768,078

Condensed Consolidating Income Statement for the three months ending August 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$246,780	$25,429	$1,953	$(5,003)	$269,159
Cost of revenue (exclusive of items shown separately below)	185,114	17,928	998	(5,118)	198,922
Depreciation, depletion, and amortization	10,386	1,902	—	—	12,288
Pension and profit sharing	2,221	66	—	—	2,287
Selling, administrative, and general expenses	15,778	2,275	212	—	18,265
Operating profit	33,281	3,258	743	115	37,397
Interest expense, net	(11,925)	(59)	(183)	185	(11,982)
Income before income taxes	21,356	3,199	560	300	25,415
Income tax expense (benefit)	13,137	545	—		13,682
Equity in earnings of subsidiaries	3,214	—	—	(3,214)	—
Net income (loss)	11,433	2,654	560	(2,914)	11,733
Noncontrolling interest in net income	—	—	—	(300)	(300)
Net income (loss) attributable to stockholders	$11,433	$2,654	$560	$(3,214)	$11,433

Condensed Consolidating Income Statement for the three months ending August 31, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$237,122	$31,731	$1,755	$(6,665)	$263,943
Cost of revenue (exclusive of items shown separately below)	173,883	24,675	985	(6,801)	192,742
Depreciation, depletion, and amortization	10,191	2,019	—	—	12,210
Pension and profit sharing	2,106	66	—	—	2,172
Selling, administrative, and general expenses	12,226	2,188	110	—	14,524
Operating profit	38,716	2,783	660	136	42,295
Interest expense, net	(10,894)	(10)	(158)	162	(10,900)
Income before income taxes	27,822	2,773	502	298	31,395
Income tax expense (benefit)	4,416	192	49	—	4,657
Equity in earnings of subsidiaries	3,034	—	—	(3,034)	—
Net income (loss)	26,440	2,581	453	(2,736)	26,738
Noncontrolling interest in net income	—	—	—	(298)	(298)
Net income (loss) attributable to stockholders	$26,440	$2,581	$453	$(3,034)	$26,440

Condensed Consolidating Income Statement for the six months ending August 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$377,546	$45,705	$3,828	$(9,952)	$417,127
Cost of revenue (exclusive of items shown separately below)	297,103	33,849	1,301	(10,212)	322,041
Depreciation, depletion, and amortization	19,829	3,804	—	—	23,633
Pension and profit sharing	3,893	110	—	—	4,003
Selling, administrative, and general expenses	26,425	4,547	283	—	31,255
Operating profit	30,296	3,395	2,244	260	36,195
Interest expense, net	(23,466)	(125)	(325)	339	(23,577)
Income before income taxes	6,830	3,270	1,919	599	12,618
Income tax expense (benefit)	5,590	(143)	—	—	5,447
Equity in earnings of subsidiaries	5,332	—	—	(5,332)	—
Net income (loss)	6,572	3,413	1,919	(4,733)	7,171
Noncontrolling interest in net income	—	—	—	(599)	(599)
Net income (loss) attributable to stockholders	$6,572	$3,413	$1,919	$(5,332)	$6,572

Condensed Consolidating Income Statement for the six months ending August 31, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$382,202	$53,376	$3,496	$(8,909)	$430,165
Cost of revenue (exclusive of items shown separately below)	298,785	40,770	1,154	(9,182)	331,527
Depreciation, depletion, and amortization	18,885	3,812	—	—	22,697
Pension and profit sharing	4,218	114	—	—	4,332
Selling, administrative, and general expenses	25,336	4,407	229	—	29,972
Operating profit	34,978	4,273	2,113	273	41,637
Interest expense, net	(17,848)	(12)	(317)	324	(17,853)
Income before income taxes	17,130	4,261	1,796	597	23,784
Income tax expense (benefit)	2,362	8	49	—	2,419
Equity in earnings of subsidiaries	6,000	—	—	(6,000)	—
Net income (loss)	20,768	4,253	1,747	(5,403)	21,365
Noncontrolling interest in net income	—	—	—	(597)	(597)
Net income (loss) attributable to stockholders	$20,768	$4,253	$1,747	$(6,000)	$20,768

Condensed Consolidating Cash Flow for the six months ending August 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(34,806)	$2,282	$151	$—	$(32,373)
Cash flows from investing activities
Capital expenditures	(20,298)	(2,608)	—	—	(22,906)
Proceeds from sale of property, plant and equipment	1,305	330	—	—	1,635
Other investing activities	98	14	(8,840)	—	(8,728)
Net cash used in investing activities	(18,895)	(2,264)	(8,840)	—	(29,999)
Cash flows from financing activities
Proceeds from revolving credit	77,397	—	—	—	77,397
Repayment of revolving credit	(14,000)	—	—	—	(14,000)
Repayment of long-term debt	(11,173)	—	(289)	—	(11,462)
Payments on capital leases	(2,627)	—	—	—	(2,627)
Proceeds from issuance of long-term debt	12,000	—	—	—	12,000
Debt issuance costs	(1,275)	—	—	—	(1,275)
Dividends Received (Paid)	1,200	—	(1,200)	—	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	61,522	—	(1,940)	—	59,582
Net increase (decrease) in cash and cash equivalents	7,821	18	(10,629)	—	(2,790)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$12,879	$1,490	$2,870	$—	$17,239

Condensed Consolidating Cash Flow for the six months ending August 31, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(40,914)	$4,862	$764	$—	$(35,288)
Cash flows from investing activities
Capital expenditures	(13,130)	(5,481)	—	—	(18,611)
Proceeds from sale of property, plant and equipment	557	—	—	—	557
Other investing activities	(985)	(5)	—	—	(990)
Net cash used in investing activities	(13,558)	(5,486)	—	—	(19,044)
Cash flows from financing activities
Proceeds from revolving credit	79,049	—	—	—	79,049
Repayment of revolving credit	(58,599)	—	—	—	(58,599)
Repayment of long-term debt	(211,322)	—	(205)	—	(211,527)
Payments on capital leases	(2,444)	—	—	—	(2,444)
Proceeds from issuance of long-term debt	256,845	—	—	—	256,845
Debt issuance costs	(9,560)	—	—	—	(9,560)
Distribution to noncontrolling interest	(34)	—	(839)	—	(873)
Net cash provided by (used in) financing activities	53,935	—	(1,044)	—	52,891
Net increase (decrease) in cash and cash equivalents	(537)	(624)	(280)	—	(1,441)
Cash and cash equivalents
Beginning of period	537	675	9,561	—	10,773
End of period	$—	$51	$9,281	$—	$9,332

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 15 construction aggregates producers and top 30 heavy contractors in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of: aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production, and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales and leasing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from multiple end-use markets, including highway construction and maintenance, residential and non-residential construction and energy production, including operators in the coal and natural gas industries. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale. A significant portion of our revenues, both through direct and indirect sales, are generated from PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority and other agencies in the Commonwealth of Pennsylvania.

The majority of our construction contracts are obtained through competitive bidding in response to advertisements and as a result of following the letting schedule provided by PennDOT. Our bidding activity is affected by such factors as the nature and volume of available jobs to bid, contract backlog, available personnel, current utilization of equipment and other resources, and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Our contracts frequently call for retention; a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public funding levels. The primary end uses for our products include infrastructure projects such as highways, bridges, and other public institutions, as well as private residential and non-residential construction. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced.  While some states and localities may seek to redirect funds related to diesel and gasoline taxes in an effort to balance their budgets, the Commonwealth of Pennsylvania currently does not allow for such activities.  Funds earmarked for infrastructure purposes in the Commonwealth of Pennsylvania are constitutionally required to be used for that purpose.

Market conditions remained challenging through the second quarter of fiscal year 2012.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2012, which will continue to affect for some time our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2012.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

Seasonality and Cyclical Nature of Our Business

Almost all of our products are produced and consumed outdoors. Our financial results for any quarter do not necessarily indicate the results expected for the year because seasonal changes and other weather-related conditions can affect the production and sales volumes of our products.  Normally, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector. Our primary balance sheet accounts, such as accounts receivable and accounts payable, vary greatly during these peak periods, but return to historical levels as our operating cycle is completed each fiscal year.

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and concrete products including precast/prestressed structural concrete components and masonry blocks. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business provides the rental, sale and manufacturing of work zone traffic control equipment, including flashing lights, barricades, plastic drums, arrow boards, construction signs, permanent highway advisory signs, crash attenuators and work area lighting.

The following is a summary of how we recognize revenue in our core businesses:

•                  Construction materials. We generally recognize revenue on the sale of construction materials and concrete products, other than specialized concrete beams, when they are shipped and the customer takes title and assumes risk of loss.  We account for the sale of specialized concrete beams under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

•                  Heavy/highway construction. We record revenue on long-term highway construction contracts on the basis of the percentage-of-completion of individual contracts under the units-of-work performed method determined using engineering estimates. We record estimated losses on contracts when identified. As contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which revisions become known.

•                  Traffic safety services and equipment. Our rental contract periods for our traffic safety equipment are daily, weekly or monthly and are recognized on a straight-line basis. We recognize revenues from the sale of rental equipment and new equipment at the time of delivery to, or pick-up by, the customer. We also recognize sales of contractor supplies at the time of delivery to, or pick-up by, the customer.

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

•                  Cost of revenue. Cost of revenue consists of all production and delivery costs related to our revenue and primarily includes all labor, raw materials, subcontractor costs, equipment rental and maintenance and manufacturing overhead. Our cost of revenue is directly impacted by fluctuations in commodity prices. As a result, our operating profit margins can be significantly impacted by the underlying cost of raw materials. We attempt to limit our exposure to changes in commodity prices by entering into purchase commitments when appropriate. In addition, we have sales price escalators in place for most public contracts and we aggressively seek to obtain escalators on private and commercial contracts.

•                  Depreciation, depletion, and amortization. Our business is relatively capital-intensive.  We carry property, plant and equipment at cost on our balance sheet and assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item. Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The range of depreciable lives by fixed asset category is as follows:

Land improvements	20 years
Buildings and improvements	8 - 40 years
Crushing, prestressing, and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

Depletable limestone deposits are reduced by cost depletion estimated on the basis of recoverable quantities of each quarry.

Amortization expense is the periodic expense related to our other intangible assets, which were primarily acquired as part of the Stabler acquisition.

•                  Pension and profit sharing. We participate in several multi-employer pension plans, which provide defined benefits to certain employees covered by labor union contracts. These amounts were determined by the union contracts and we do not administer or control the funds. We also maintain, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings, matched by an employer contribution of up to 6.0%. We may make special voluntary contributions to all employees eligible to participate in the investment plan, regardless of whether they contributed during the year. Additionally, we have two defined benefit pension plans covering certain union employees of one of our divisions located in Buffalo, New York.

•                  Selling, administrative, and general expenses. Selling, administrative, and general expenses consist primarily of salaries and personnel costs for our sales and marketing, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses include marketing programs, consulting and professional fees, travel, insurance and other corporate expenses.

RESULTS OF OPERATIONS

The following table summarizes the operating results on a consolidated basis:

	Three Months Ended August 31		Six Months Ended August 31
(in thousands)	2011	2010	2011	2010

Revenue	$269,159	$263,943	$417,127	$430,165
Cost of revenue (exclusive of items shown separately below)	198,922	192,742	322,041	331,527
Depreciation, depletion, and amortization	12,288	12,210	23,633	22,697
Pension and profit sharing	2,287	2,172	4,003	4,332
Selling, administrative, and general expenses	18,265	14,524	31,255	29,972
Operating profit	37,397	42,295	36,195	41,637
Interest expense, net	(11,982)	(10,900)	(23,577)	(17,853)
Loss before income taxes	25,415	31,395	12,618	23,784
Income tax expense	13,682	4,657	5,447	2,419
Net Income	$11,733	$26,738	$7,171	$21,365

The tables below disclose revenue and operating profit data for our reportable segments on a gross basis. We include inter-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  Net sales and operating expenses exclude intersegment sales and delivery revenues and costs.

We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. We include all non-allocated operating costs in the inter-segment eliminations line item presented below.

	Three Months Ended August 31		Six Months Ended August 31
(in thousands)	2011	2010	2011	2010

Revenue:
Construction materials	$205,056	$190,420	$309,542	$299,333
Heavy/highway construction	126,394	144,349	179,205	213,560
Traffic safety services and equipment	25,899	24,312	47,860	46,723
Other revenues	6,076	5,186	8,910	8,102
Segment totals	363,425	364,267	545,517	567,718
Inter-segment eliminations	(94,266)	(100,324)	(128,390)	(137,553)
Total revenue	$269,159	$263,943	$417,127	$430,165

The following tables summarize the percentage of revenue and the operating profit by our primary lines of business:

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010

Revenue:
Construction materials	56.4%	52.3%	56.7%	52.8%
Heavy/highway construction	34.8%	39.6%	32.9%	37.6%
Traffic safety services and equipment	7.1%	6.7%	8.8%	8.2%
Other revenues	1.7%	1.4%	1.6%	1.4%
Gross sales and other revenues	100%	100%	100%	100%

	Three Months Ended August 31		Six Months Ended August 31
(in thousands)	2011	2010	2011	2010

Operating profit:
Construction materials	$35,970	$32,793	$38,099	$34,551
Heavy/highway construction	2,877	8,689	729	9,979
Traffic safety services and equipment	2,950	3,027	3,177	4,577
Other non-core business operations	429	610	228	625
Segment totals	42,226	45,119	42,233	49,732
Corporate and unallocated	(4,829)	(2,824)	(6,038)	(8,095)
Operating profit	$37,397	$42,295	$36,195	$41,637

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Revenue

Revenue for our construction materials business increased $14.7 million, or 7.7%, to $205.1 million for the three months ended August 31, 2011 compared to $190.4 million for the three months ended August 31, 2010. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates and hot mix asphalt in the amount of $4.8 million and $9.3 million, respectively. Sales volumes of aggregates increased 3.6% to 6.2 million tons shipped and consumed and the average price per ton shipped and consumed increased 4.0% to $10.85 for the three months ended August 31, 2011.  Sales volumes of hot mix asphalt decreased 1.4% to 1.8 million tons shipped and consumed while the average price per ton shipped and consumed increased 11.9% to $54.45.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $17.9 million, or 12.4%, to $126.4 million for the three months ended August 31, 2011 compared to $144.3 million for the three months ended August 31, 2010. The decrease was attributable to fewer jobs available to be completed during the quarter.  We continue to experience strong competition in the public and commercial markets.  Further, we believe due to budget constraints in the Commonwealth of Pennsylvania over the past several construction seasons, the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects has decreased in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.  This change in mix of infrastructure spending has resulted in a reduced number of these types of jobs in our backlog.

Revenue for our traffic safety services and equipment businesses increased $1.6 million, or 6.6%, to $25.9 million for the three months ended August 31, 2011 compared to $24.3 million for the three months ended August 31, 2010.  The increase was the result of an increase in highway safety equipment sales, and other revenue, which was offset by a decrease in rental activity.  The increase in equipment sales for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  Overall rental activity decreased for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 primarily as the result of the conclusion of three large service jobs that were completed during the prior year and the decline in transportation and infrastructure spending in our rental service regions.  Other revenue increased due to a state use tax audit that resulted in a refund of excess taxes of approximately $1.1 million remitted to the Commonwealth of Pennsylvania by the Company.

Cost of Revenue

Cost of revenue increased $6.2 million, or 3.2%, to $198.9 million for the three months ended August 31, 2011 compared to $192.7 million for the three months ended August 31, 2010. Cost of revenue as a percentage of revenue increased negligibly for the three months ended August 31, 2011 to 73.9% from 73.0% in the three months ended August 31, 2010. The overall increase in cost of revenue is attributable to higher revenues in the current quarter as well as increased input costs such as liquid asphalt and diesel.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization increased $0.1 million, or 0.8%, to $12.3 million for the three months ended August 31, 2011 compared to $12.2 million for the three months ended August 31, 2010. Annual depreciation percentage rates vary from approximately 3% to 33% for the three months ended August 31, 2011 and August 31, 2010 respectfully. The increase in depreciation, depletion, and amortization expense is primarily related to new assets placed in service. Amortization of intangible assets for the three months ended August 31, 2011 and 2010 was $0.2 million.

Selling, Administrative, and General Expenses

Selling, administrative, and general expenses increased $3.8 million, or 26.2%, to $18.3 million for the three months ended August 31, 2011 compared to $14.5 million for the three months ended August 31, 2010.  The overall increase in selling, administrative, and general expenses is attributable to an increase in costs and expenses associated with SEC compliance, an increase in costs associated with the Company’s information technology replacement project, and an increase in the Company’s allowance for doubtful accounts for the three months ended August 31, 2011 compared to three months ended August 31, 2010.  We also received approximately $0.5 million in Hire Tax Credits in the prior year’s three months ended August 31 which were not received in the current year.

Operating Profit

Operating profit for our construction materials business increased $3.2 million, or 9.8%, to $36.0 million for the three months ended August 31, 2011 compared to $32.8 million for the three months ended August 31, 2010. Operating profit as a percentage of construction materials revenue for the three months ended August 31, 2011 was 17.6% compared to 17.2% for the three months ended August 31, 2010.  Profit related to the sale of aggregates increased $2.1 million, or 12.2%, to $19.3 million for the three months ended August 31, 2011 compared to $17.2 million for the three months ended August 31, 2010.    As sales volumes and our related production increases, our profitability typically increases due to our fixed cost structure. Operating loss related to our precast/prestressed products for the three months ended August 31, 2011 narrowed to a near breakeven compared to an operating loss of $0.6 million for the three months ended August 31, 2010. The decrease in operating loss of precast/prestressed products in the three months ended August 31, 2011 compared to the three months ended August 31, 2010 is primarily attributable to a stabilization of selling prices in the overall markets in which we operate and to a lesser extent a more beneficial product mix as we are producing and selling larger beams which typically carry higher overall margins than the smaller beams and other commercial work that we completed in the prior year.

Operating profit for our heavy/highway construction business decreased $5.8 million, to a profit of $2.9 million for the three months ended August 31, 2011 compared to a profit of $8.7 million for the three months ended August 31, 2010. The decrease in profitability for the second quarter is the result of a change in the type of work available during the quarter.  Our multiyear jobs from 2009 and 2010 are wrapping-up and we are filling our backlog with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. These types of projects have been carrying lower margins and we have experienced greater competition than with the larger, heavy, multidiscipline, multiyear highway and bridge construction projects.  This has led to reduction in overall work completed for the quarter ended August 31, 2011 compared to the quarter ended August 31, 2010.

Operating profit for our traffic safety services and equipment businesses remained consistent at $3.0 million for the three months ended August 31, 2011 and the three months ended August 31, 2010. Operating profit as a percentage of traffic safety services and equipment revenue for the three months ended August 31, 2011 was 11.6% compared to 12.3% for the three months ended August 31, 2010. The operating profit for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 includes decreased rental activity which was offset by a benefit from a state use tax audit.  The state use tax audit resulted in a refund of excess taxes of approximately $1.1 million remitted to the Commonwealth of Pennsylvania by the Company.  Overall profit from rental activity decreased as we concluded three large service jobs in the prior year and we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense, net

Net interest expense increased $1.1 million or 10.1%, to $12.0 million for the three months ended August 31, 2011 compared to $10.9 million for the three months ended August 31, 2010. This increase is primarily due to the increase in the Company’s net effective interest rate associated with the issuance of the Senior Notes as well as the write off of approximately $2.9 million in deferred financing fees associated with the debt refinanced in August of 2010.

Income Tax Expense

Our effective tax rates for the three months ended August 31, 2011 and 2010 were 53.8% and 14.8%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The increase in tax expense for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 is a result of an increase in the projected effective tax rate for the year, due to the projected pre-tax book loss for the current fiscal year when compared to projected pre-tax book earnings for the Company in August 2010.   The substantial swing to pre-tax book

loss along with the impact of favorable permanent items, primarily percentage of depletion, increased the projected effective tax rate, and subsequently, the tax expense for the current three months ended August 2011.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010

Revenue

Revenue for our construction materials business increased $10.2 million, or 3.4%, to $309.5 million for the six months ended August 31, 2011 compared to $299.3 million for the six months ended August 31, 2010. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates and hot mix asphalt in the amount of $5.3 million and $7.9 million, respectively. Sales volumes of aggregates increased 3.5% to 10.3 million tons shipped and consumed and the average price per ton shipped and consumed increased 1.4% to $11.03 for the six months ended August 31, 2011.  Sales volumes of hot mix asphalt decreased 4.0% to 2.4 million tons shipped and consumed while the average price per ton shipped and consumed increased 10.9% to $54.10. The increase in sales of aggregates and hot mix asphalt was offset by a decrease of $2.9 million in the sale of ready mixed concrete.  Although sales prices of ready mixed concrete are up 2.1% for the six months ended August 31, 2011 compared to the six months ended August 31, 2010, sales volumes are down 9.7%.   The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $34.4 million, or 16.1%, to $179.2 million for the six months ended August 31, 2011 compared to $213.6 million for the six months ended August 31, 2010. We continue to experience strong competition in the public and commercial markets.  Further, we believe due to budget constraints in the Commonwealth of Pennsylvania over the past several construction seasons, the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects has decreased in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.  This change in mix of infrastructure spending has resulted in a reduced number of these types of jobs in our backlog.

Revenue for our traffic safety services and equipment business increased $1.2 million, or 2.6%, to $47.9 million for the six months ended August 31, 2011 compared to $46.7 million for the six months ended August 31, 2010. The increase was the result of an increase in highway safety equipment sales, and other revenue, which was offset by a decrease in rental activity.  The increase in revenue for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points. Other traffic safety service revenue increased due to a state use tax audit that resulted in a refund of excess taxes of approximately $1.1 million remitted to the Commonwealth of Pennsylvania by the Company. Overall rental activity decreased for the six months ended August 31, 2011 as compared to the six months ended August 31, 2010 primarily as the result of the conclusion of three large service jobs that were completed during the prior year and the decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $9.5 million, or 2.9%, to $322.0 million for the six months ended August 31, 2011 compared to $331.5 million for the six months ended August 31, 2010. Cost of revenue as a percentage of revenue increased in the six months ended August 31, 2011 to 77.2% from 77.1% in the six months ended August 31, 2010. The decrease in cost of revenue for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 can be attributed primarily to lower revenues.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization increased $0.9 million, or 4.0%, to $23.6 million for the six months ended August 31, 2011 compared to $22.7 million for the six months ended August 31, 2010. Annual depreciation percentage rates vary from approximately 3% to 33% and the increase in depreciation, depletion, and amortization expense is primarily related to new assets placed in service.

Amortization of intangible assets for the six months ended August 31, 2011 and 2010 was $0.3 million.

Selling, Administrative, and General Expenses

Selling, administrative, and general expenses increased $1.3 million, or 4.3%, to $31.3 million for the six months ended August 31, 2011 compared to $30.0 million for the six months ended August 31, 2010. The increase is attributable to an increase in costs and expenses associated with SEC compliance, an increase in costs associated with the Company’s information technology replacement project, and an increase in the Company’s allowance for doubtful accounts for the six months ended August 31, 2011 compared to six months ended August 31, 2010.  We also received approximately $0.8 million in Hire Tax Credits in the six months ended August 31, 2010 which were not received in the current year.

Operating Profit

Operating profit for our construction materials business increased $3.5 million, or 10.1%, to $38.1 million for the six months ended August 31, 2011 compared to $34.6 million for the six months ended August 31, 2010. Operating profit for construction materials as a percentage of construction materials revenue for the six months ended August 31, 2011 was 12.3% compared to 11.6% for the six months ended August 31, 2010.  Profit related to the sale of aggregates increased $4.2 million, or 23.1%, to $22.4 million for the six months ended August 31, 2011 compared to $18.2 million for the six months ended August 31, 2010.    As sales volumes and our related production increases, our profitability typically increases due to our fixed cost structure. Operating loss related to our precast/prestressed products for the six months ended August 31, 2011 narrowed to a loss of $0.5 million compared to an operating loss of $1.5 million for the six months ended August 31, 2010.  The decrease in operating loss in the six months ended August 31, 2011 compared to the six months ended August 31, 2010 is primarily attributable to a stabilization of selling prices in the overall markets in which we operate and to a lesser extent a more beneficial product mix as we are producing and selling larger beams which typically carry higher overall margins than the smaller beams and other commercial work that we completed in the prior year. The overall increase in operating profit was offset by a $1.5 million decrease in operating profit related to hot mix asphalt.  Hot mix asphalt profit decreased 10.2% to $13.2 million for the six months ended August 31, 2011 as compared to $14.7 million for the six months ended August 31, 2010.  There was a $1.5 million decrease in operating profit of hot mix asphalt for the six months ended August 31, 2011 compared to August 31, 2010, which included a decline of $0.6 million in sales volume, while the remaining decrease was caused primarily by increased material costs, primarily those for liquid asphalt.

Operating profit for our heavy/highway construction business decreased $9.3 million or 93%, to $0.7 million for the six months ended August 31, 2011 compared to $10.0 million for the six months ended August 31, 2010.  Operating profit for heavy/highway construction as a percentage of heavy/highway construction revenue for the six months ended August 31, 2011 was 0.4% compared to 4.7% for the six months ended August 31, 2010.  The decrease in profitability for the first half of the year is the result of a decrease in the amount of work available during the first six months of the current fiscal year.  Our multiyear jobs from 2009 and 2010 are wrapping-up and we are filling our backlog with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. These types of projects have been carrying lower margins and we have experienced greater competition than with the larger, heavy, multidiscipline, multiyear highway and bridge construction projects.  This has also led to a reduction in overall work completed for the six months ended August 31, 2011 compared to the six months ended August 31, 2010.

Operating profit for our traffic safety services and equipment business decreased $1.4 million, or 30.4%, to $3.2 million during the six months ending August 31, 2011 compared to $4.6 million during the six months ended August 31, 2010. Operating profit for traffic safety services and equipment as a percentage of traffic safety services and equipment revenue for the six months ended August 31, 2011 was 6.7% compared to 9.9% for the six months ended August 31, 2010.  The decrease of $1.4 million in profitability for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 was attributable primarily to a $1.7 million decrease in profit as the result of declining service revenues and $0.7 million in increased healthcare costs, which was offset by a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental activity decreased as we concluded three large service jobs in the prior year and we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense, net

Net interest expense increased $5.7 million, or 31.8%, to $23.6 million for the six months ended August 31, 2011 compared to $17.9 million for the six months ended August 31, 2010. This increase is primarily due to the increase in the Company’s net effective interest rate associated with the issuance of the Senior Notes.  Additionally, we wrote off approximately $2.9 million in deferred financing fees associated with the debt refinanced by the Senior Notes in the prior year.

Income Tax Expense

Our effective tax rates for the six months ended August 31, 2011 and 2010 were 43.2% and 10.2%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The increase in tax expense for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 is a result of an increase in the projected effective tax rate for the year, due to the projected pre-tax book loss for the current fiscal year when compared to projected pre-tax book earnings for the Company in August 2010.   The movement from pretax book income to pre-tax book loss along with the impact of favorable permanent items, primarily percentage of depletion, increased the projected effective tax rate, and subsequently, the tax expense for the current six months ended August 2011.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of August 31, 2011, we had $17.2 million in cash and cash equivalents and working capital of $223.3 million as compared to $20.0 million in cash and cash equivalents and working capital of $153.6 million as of February 28, 2011. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.  Cash balances of $10.6 million and $1.9 million as of August 31, 2011 and February 28, 2011, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

We expect to be in compliance with the Financial Covenant requirements set forth in our Credit Agreement for at least the next twelve months.  Operating losses incurred during our most recent fiscal year as well as reductions in our cash flow generated by operations have resulted in an increase in interest expense due to higher debt levels along with an increase in overall interest rates, which were also impacted by the issuance of our Senior Notes in August 2010.  A shortfall in the actual trailing twelve month earnings before interest, taxes and depreciation and certain lease expenses (“EBITDAR”), as adjusted and defined in the Credit Agreement, of between approximately 2% and 8%, as calculated at the end of a particular quarter over the next fiscal year could cause us to fail to meet our financial covenants during the period.

Our earnings and debt levels, and associated covenant compliance, may be impacted by, among other things, the volume and amount of federal, state and local publicly funded construction projects, the weather, which can materially affect our business and makes us subject to seasonality on a quarter to quarter basis, changes in product mix, commodity price changes and other factors inherent in the operation of our business.  We are exploring a number of options which could enhance earnings or reduce total debt without negatively impacting our ability to continue operating in our key markets.  If we do not meet our projections and the actions described above are not sufficient to maintain our compliance with the Financial Covenants, we would seek a waiver of the covenants or alternative financing.  There can be no assurance that the new covenant requirements will be met or that we would be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on our financial position, results of operations and cash flows. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our credit facilities, which resulted in the need to obtain several waivers and amendments to these credit facilities.   During the last quarter of the fiscal year our Credit Agreement requires us to maintain a balance under the Revolving Credit Facility of no more than $85.0 million for 30 consecutive days. If we do not generate sufficient cash from operations or we are not able to obtain alternative sources of cash to pay down the balance to $85.0 million for 30 consecutive days, we would seek a waiver of this covenant. We cannot offer assurance that we would be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on our financial position, results of operations and cash flows.

During the second quarter, we initiated preliminary discussions with lenders regarding the replacement of our existing Credit Agreement.  We are seeking to obtain terms that will allow for more financial flexibility as it relates to seasonal working capital needs, capital expenditures, financial covenants, principal payments, and interest rates.  Although the discussions are still preliminary in nature, we are targeting the completion of a new Credit Agreement by the fourth quarter. There can be no assurance that we will be able to refinance our Credit Agreement on such terms or other favorable terms.

During the quarter ended August 31, 2011, we borrowed an additional $8.0 million of unsecured loans on a short term basis to provide additional liquidity for our daily cash funding needs.  The payment cycles of our customers lag up to 30 days from billing and can cause as much as a 60 day or more delay related to our ability to repay borrowings under the revolver.  On May 13, 2011, we redeemed $3.8 million, representing the entire outstanding principal amount of the Susquehanna County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Stabler Companies Inc. Project) Series 2005, with the proceeds from a $4.0 million unsecured loan.

As of September 30, 2011, the total borrowings under our Revolving Credit Facility were approximately $122.5 million, with an additional $12.5 million in borrowings available and the total borrowings under our new $20.0 million secured credit facility were $11.0 million with $9.0 million available.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2011 and August 31, 2010.

Six months ended August 31, (in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	(32,373)	(35,288)
Investing activities	(29,999)	(19,044)
Financing activities	59,582	52,891
Cash paid for capital expenditures	(22,906)	(18,611)

Operating Activities

Net cash used in operating activities decreased $2.9 million, to $32.4 million in the six months ended August 31, 2011 compared to $35.3 million in the six months ended August 31, 2010.  The cash used in operating activities decreased primarily as the result of changes in working capital items, as compared to the six months ended August 31, 2010.  The changes in operating cash flows have been driven primarily by decreased construction related activity.

Investing Activities

Net cash used in our investing activities increased $11.0 million to $30.0 million in the six months ended August 31, 2011 compared to $19.0 million in the six months ended August 31, 2010.  Net cash used in investing activities for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 increased due to the commitment of $8.8 million of cash collateral related to our captive insurance arrangement as well as approximately $3.9 million of expenditures associated with our information technology replacement project.

Financing Activities

Net cash provided by financing activities increased $6.7 million to $59.6 million in the six months ended August 31, 2011 compared to $52.9 million in the six months ended August 31, 2010.  Net cash provided by our financing activities in the six months ended August 31, 2011 include net borrowings of $63.4 million under our Revolving Credit Facility, and other borrowings of $12.0 million, offset by $14.1 million of payments. New borrowings under the Revolving Credit Facility increased compared to prior year as part of the proceeds of the $250 million in Senior Notes were used to refinance approximately $43.5 million of the Revolving Credit Facility. The additional borrowings of $12.0 million, included $4.0 million for the refinancing of industrial revenue bonds during the first quarter and $8.0 million of unsecured borrowings available for seasonal liquidity.  The Company incurred approximately $1.3 million in costs associated with the ninth and eleventh amendments to the Credit Agreement and the creation of the new $20.0 million secured credit facility which were deferred and are being amortized on the effective interest method over the term the various borrowings.

Capital Expenditures

Cash capital expenditures increased $4.3 million to $22.9 million for the six months ended August 31, 2011 compared to $18.6 million in the six months ended August 31, 2010. Capital expenditures increased primarily as the result of approximately $3.9 million of capitalized software related to our current information technology replacement project.  Capital spending related to existing manufacturing and other plant related equipment accounted for the remaining increase.  We are limited to $30.0 million of capital expenditures for the current fiscal year by our Credit Agreement.  The costs associated with the information technology replacement project do not count toward this $30.0 million capital expenditures limitation.  Total cash and noncash capital expenditures, excluding the capitalized software were $21.5 million and $22.6 million as of August 31, 2011 and 2010, respectively.

Our Indebtedness

Senior Notes Due 2018

In August 2010, we sold $250.0 million aggregate principal amount of our 11.0% Senior Notes due 2018 (“Senior Notes”) at par.  Interest on the Senior Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.  We used the net proceeds to repay existing debt.  In connection with the issuance of the Senior Notes, we incurred approximately $8.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the Senior Notes.

First Lien Term Loans A & B, and First Lien Revolving Credit Facility

We currently have in place a Credit Agreement providing for a Revolving Credit Facility which provides financing up to $135.0 million. Indebtedness under our Revolving Credit Facility is guaranteed by certain of our subsidiaries and secured by first priority liens on substantially all of our assets, including appraised real estate, mineral rights, and fixed assets.

As of August 31, 2011, the aggregate outstanding principal balance of our first lien term loan A (“term loan A”) and first lien term loan B (“term loan B”) and Revolving Credit Facility was $265.9 million. The balance of term loan A and term loan B was $81.6 million and $67.7 million, respectively, and borrowings under our Revolving Credit Facility were $116.6 million with an additional $18.4 million available as of August 31, 2011. Availability under our Revolving Credit Facility is restricted to a borrowing base equal to the sum of 85.0% of eligible accounts receivable excluding those over 120 days and 60.0% of eligible inventory.  The amount available under this calculation changes in line with the seasonality of our business.  The maximum borrowing base at August 31, 2011 was $227.9 million.  The borrowing base peaks around August each year with a low point at the end of the beginning of the first quarter.  The Revolving Credit Facility terminates on January 11, 2013, and each of our first lien term loans matures on January 10, 2014.

The interest rates for term loan A and term loan B borrowings as well as for loans made under the Revolving Credit Facility are calculated in accordance with the terms of the Credit Agreement and vary from time to time based on selections made as a result of changes in underlying reference interest rates. The interest rate options for loans under the Revolving Credit Facility, term loan A and term loan B depend on our total leverage ratio.  Our weighted average interest rate for the term loan A, term loan B and Revolving Credit Facility was 4.5%, 5.0% and 4.5% as of August 31, 2011, respectively and 3.8%, 4.3% and 4.0% as of February 28, 2011, respectively.

Our term loan A will amortize in quarterly installments in an amount approximately equal to $1.8 million per quarter during fiscal year 2012, $2.0 million per quarter during fiscal year 2013, and $2.5 million per quarter for the first three fiscal quarters of fiscal year 2014.  Our term loan B will amortize in quarterly installments in an amount approximately equal to $0.2 million per quarter through the fiscal quarter ended November 30, 2013.

Certain of our direct and indirect subsidiaries, guarantee all of our obligations under the Credit Agreement. Our obligations and the obligations of the guarantors under the Credit Agreement are secured by substantially all of our assets and those of our subsidiary guarantors.

Our Credit Agreement includes covenants that restrict various aspects of our business and operations, including our ability to make capital expenditures, incur operating lease expense, incur additional indebtedness, incur liens, make loans, investments or acquisitions, make distributions on our capital stock or payments on subordinated indebtedness, enter into mergers or dispose of assets, or enter into a transaction which would constitute a change in control.

Under our Credit Agreement, we are required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations. The Credit Agreement also includes subjective acceleration clauses which allow the lenders to declare amounts outstanding under the Credit Agreement due and payable if a Material Adverse Change, as defined in our Credit Agreement, occurs.

On August 26, 2011, we entered into the eleventh amendment to our Credit Agreement. The eleventh amendment allows for additional secured borrowings under a new secured credit facility of up to $20.0 million, increased the leverage covenant from 5.60 to 1.00 to 5.90 to 1.00 through maturity, increased the amount of annual capital expenditures from $25.0 million to $30.0 million and increased the aggregate principal amount of outstanding borrowings allowable under the Revolving Credit Facility during the clean down period from $75.0 million to $85.0 million. On August 29, 2011, we entered into a new $20.0 million credit facility which matures on March 1, 2012, and bears an interest rate of LIBOR plus a 5.0% margin.  There were no borrowings outstanding under the new $20.0 million secured credit facility as of August 31, 2011.   Certain properties not previously encumbered are used as collateral under this $20.0 million secured credit facility. Our total leverage ratio for any relevant period is defined as the ratio of “Average Indebtedness” for that period to “EBITDAR” for that period.  “Average Indebtedness” for any period means, (a) with respect to revolving loans, (i) the average daily outstanding principal amount of our revolving loans during such period less (ii) if such period ends within twelve months of August 18, 2010, $43.5 million and, (b) with respect to all other indebtedness, the outstanding principal amount of such indebtedness (or the equivalent amount for lease obligations) at the end of such period.  “EBITDAR” for any period means net income plus or minus other miscellaneous additions, such as certain non-recurring and other operating expenses plus the sum of the following (to the extent deducted in the computation of such net income and without duplication):  (a) depreciation expense and cost depletion; (b) amortization expense; (c) interest expense; (d) the sum (without duplication) of all taxes payable by us and our subsidiaries and restricted payments permitted in respect of taxes to our shareholders (but, if there is a net tax benefit, such tax benefit shall be deducted from net income in calculating EBITDAR); and (e) all expenses relating to synthetic leases and operating leases. This calculation is defined and calculated in accordance with the Credit Agreement. As of August 31, 2011 we complied with all of our covenant requirements as amended.

We believe that, as amended, our Credit Agreement now gives us sufficient covenant flexibility for at least the upcoming twelve months. In connection with such amendments, we agreed to increased restrictions on our ability to make acquisitions, capital expenditures and dividends or other distributions.

If our performance does not result in compliance with any of the financial covenants, or if the lenders seek to exercise their rights under the subjective acceleration clause, we would seek to modify our financing arrangements. However, there can be no assurance that the lenders would not exercise their rights and remedies under the Credit Agreement, including accelerating payment of all outstanding debt.

Land, Equipment and Other Obligations

We have various notes and mortgages resulting from the purchase of land and equipment.  On May 13, 2011, we redeemed $3.8 million representing all of the outstanding principal amount of the Susquehanna County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Stabler Companies Inc. Project) Series 2005.  On July 21, 2011 the Company borrowed $8.0 million on an unsecured basis.  The note bears interest at a variable rate of LIBOR plus a margin of 4.0%.  This borrowing was used for seasonal liquidity and matures on April 12, 2012.  As of August 31, 2011, additional borrowings in this category include $7.4 million of industrial development authority bonds with counties in Pennsylvania, $3.1 million outstanding on a three year equipment loan provided by Citizens Bank, and other loans with an aggregate outstanding balance of $14.1 million.

The original issuance of the industrial development authority bonds totaled $25.3 million with dates of maturity through May 2022. We maintain irrevocable, transferable letters of credit equal to the approximate carrying value of each bond. Each series of industrial development bonds bears interest at a variable rate, subject to conversion to a fixed rate at our option. The effective interest rate on these bonds ranged from ranged from 0.3% to 0.4% as of August 31, 2011. We are subject to annual principal maturities each year which are funded on either a quarterly or monthly basis, depending upon the terms of the original agreement. Our plant and equipment provide collateral under these borrowings and for the letters of credit. The loan agreements, letter of credit agreements and other bond documents contain representations, warranties, indemnifications and other covenants.

The original amount of the loan from Citizens bank was for $8.5 million and the purpose of the borrowing was to fund the acquisition cost of certain equipment, which serves as collateral under the agreement. The Citizens Bank loan is subject to covenants similar to those contained in our Credit Agreement.  We were in compliance with all our covenant requirements under such loan as of August 31, 2011.  The effective interest rate for the Citizens Bank loan is approximately 3.7% for the six months ended August 31, 2011. All of our land and equipment obligations are secured by the land and equipment acquired using the proceeds of such financing.

We have various other loans secured by mortgages on real property or certain specified equipment. All loans provide for at least annual payments, which include interest up to 10.0% per annum. Generally, all loans are secured by the land and equipment acquired with the proceeds of such financing.

Capital Leases

We have various arrangements for the lease of machinery and equipment which qualify as capital leases.  These arrangements typically provide for monthly payments, some of which include residual value guarantees if we were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. Our capital lease obligation as of August 31, 2011 was $12.5 million.

CHANGES IN FUTURE CONTRACTUAL OBLIGATIONS

There were no material changes to the contractual obligations disclosed in Item 1A. of Part I of our Registration Statement.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2011, we had no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, taxes, and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2011 as filed as part of the Company’s Registration Statement.  There have been no changes in our critical accounting policies and estimates from our February 28, 2011 financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of the recent accounting pronouncements see note 1 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in these financial statements.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                  risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•                  declines in public sector construction and reductions in governmental funding which could adversely affect our operations and results;

•                  our reliance on private investment in infrastructure and a slower than normal recovery will adversely affect our results;

•                  a decline in the funding of PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway or other state agencies;

•                  difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•                  the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, which may result in a lower than anticipated profit or incur a loss on the contract;

•                  the weather, which can materially affect our business and makes us subject to seasonality;

•                  our operation in a highly competitive industry within our local markets;

•                  our dependence upon securing and permitting aggregate reserves in strategically located areas;

•                  risks related to our ability to acquire other businesses in our industry and successfully integrating them with our existing operations;

•                  risks associated with our capital-intensive business;

•                  risks related to our failure to meet schedule or performance requirements of our contracts;

•                  changes to environmental, health and safety laws and which may have a material adverse effect on our business, financial condition and results of operations;

•                  our dependence on our senior management, which may materially harm our business if we lose any member of our senior management;

•                  the potential risks if we are unable to recruit additional management and other personnel and are not able to grow our business effectively or successfully implement our growth plans;

•                  the potential for labor disputes to disrupt operations of our businesses;

•                  special hazards related to our operations that may cause personal injury or property damage, which may subject us to liabilities and possible losses which may not be covered by insurance;

•                  unexpected self-insurance claims and reserve estimates which could adversely affect our business;

•                  material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•                  material weaknesses and significant deficiencies in our internal controls over financial reporting;

•                  cancellation of significant contracts or our disqualification from bidding for new contracts; and

•                  general business and economic conditions, particularly an economic downturn.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in these financial statements may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in commodity prices, interest rates and other relevant market prices.

Commodity Price Risk

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels, electricity and natural gas for production of hot mix asphalt and cement and diesel fuel for distribution and production related vehicles. We attempt to limit our exposure to changes in commodity prices by putting sales price escalators in place for most public contracts, and we aggressively seek to obtain escalators on private and commercial contracts.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Credit Agreement and other variable rate debt.  As of August 31, 2011, we have $149.3 million indebtedness outstanding under the term loan A and term loan B, and up to $135.0 million of potential borrowings ($116.6 million outstanding as of August 31, 2011) under our Revolving Credit Facility, in each case subject to variable interest rates.  Each change of 0.125% in interest rates would result in an approximate $0.7 million change in our annual interest expense in total on our borrowings under our term loan A, term loan B and our Revolving Credit Facility (assuming the entire $135.0 million was outstanding under our Revolving Credit Facility). Any debt we incur in the future could also bear interest at floating rates.

Inflation Risk

Overall inflation rates in recent years have not been a significant factor in our net revenues or earnings due to our ability to recover increasing costs by obtaining higher prices for our products through sale price escalators in place for most public sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

ITEM 4 — Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective to ensure that that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. This conclusion was, in part, based on the significant deficiencies and material weaknesses in our internal controls over financial reporting, which could impact our disclosure controls and procedures, that we reported in our Registration Statement. Our management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

There was no change in our internal control over financial reporting during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party from time to time to legal proceedings relating to our operations. Our ultimate legal and financial liability in respect to all legal proceedings in which we are involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies will not have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and/or cash flows for that period.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A. of Part I of our Registration Statement.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We used the gross proceeds from the offering of the Senior Notes in August 2010 to (i) repay all outstanding indebtedness under our second lien term loan, which had a principal amount outstanding of $85.0 million plus accrued and unpaid interest; (ii) repay $115.0 million of aggregate indebtedness under term loan A and term loan B on a pro rata basis based on principal amount, comprising approximately $64.9 million of term loan A and approximately $50.1 million of term loan B, respectively; (iii) repay approximately $43.5 million in indebtedness under our Revolving Credit Facility (without reducing available commitments thereunder) and (iv) utilize the remaining portion of the net proceeds, which were approximately $6.5 million, to pay fees and expenses related to the loan amendments to the Credit Agreement and the issuance of the Senior Notes, including the initial purchasers’ discounts and commissions.

The Company filed a registration statement with the SEC on August 29, 2011 to register the $250,000,000 in aggregate principal amount of 11% Senior Notes due 2018.  The registration statement became effective on September 13, 2011 and the Company concluded the exchange offer on October 12, 2011.  The managing underwriter was Banc of America Securities LLC.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***

To be filed by amendment. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files.

after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: October 24, 2011	By:	/S/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***

To be filed by amendment. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.