Form 10-Q/A
period 2011-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2011-11-14
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of New Enterprise Stone & Lime Co., Inc. for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 25, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: November 14, 2011	By:	/S/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

3

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed with original Form 10-Q on October 25, 2011.
**

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

4