Form 10-Q
period 2011-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2012-01-17
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-176538

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 17, 2012, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 20,500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 250,925 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2011

PART I — FINANCIAL INFORMATION

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	November 30,	February 28,
In thousands, except share and per share data	2011	2011

Assets
Current assets
Cash and cash equivalents	$6,193	$20,029
Restricted cash	10,379	1,887
Accounts receivable (less allowance for doubtful accounts of $3,921 in November 2011 and $2,430 in February 2011)	155,589	67,372
Inventories	140,436	129,422
Deferred income taxes	13,727	13,783
Other current assets	8,260	9,941
Total current assets	334,584	242,434
Other assets
Property, plant and equipment, net	374,486	382,965
Goodwill	90,847	90,847
Other intangible assets	27,604	28,084
Other assets	24,447	23,748
Total assets	$851,968	$768,078
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$19,546	$20,460
Accounts payable — trade	32,018	16,154
Accrued liabilities	43,998	52,146
Total current liabilities	95,562	88,760
Long-term debt and other liabilities
Long-term debt, less current maturities	534,543	480,386
Deferred income taxes	121,599	111,921
Other	11,256	9,840
Total liabilities	762,960	690,907
Commitments and contingencies (Note 7)

Redeemable common stock	—	130,241

Equity (Deficit)

Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 20,500 shares	21	—
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 250,925 shares	251	—
Retained deficit	(38,196)	(53,535)
Additional paid in capital	126,964	—
Accumulated other comprehensive loss	(1,323)	(1,403)
Total New Enterprise Stone & Lime Co., Inc. equity (deficit)	87,717	(54,938)
Noncontrolling interest	1,291	1,868
Total equity (deficit)	89,008	(53,070)
Total liabilities and equity (deficit)	$851,968	$768,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended November 30, 2011, and November 30, 2010

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010
Revenue
Construction materials	$108,196	$109,988	$315,134	$306,804
Heavy/highway construction	86,780	102,759	251,088	291,015
Traffic safety services and equipment	18,624	16,736	59,262	56,986
Other revenues	1,666	3,668	6,910	8,511
Total revenue	215,266	233,151	632,394	663,316
Cost of revenue (exclusive of items shown separately below)
Construction materials	71,718	69,270	200,924	196,645
Heavy/highway construction	77,354	95,140	235,546	267,107
Traffic safety services and equipment	13,123	11,820	43,434	41,025
Other expenses	980	2,403	5,313	5,384
Total cost of revenue	163,175	178,633	485,217	510,161
Depreciation, depletion and amortization	12,156	11,954	35,789	34,651
Pension and profit sharing	2,385	2,896	6,387	7,228
Selling, administrative and general expenses	15,231	13,582	46,485	43,554
Operating income	22,319	26,086	58,516	67,722
Interest expense, net	(11,337)	(11,363)	(34,915)	(29,216)
Income before income taxes	10,982	14,723	23,601	38,506
Income tax expense	5,302	26,355	10,749	28,773
Net income	5,680	(11,632)	12,852	9,733
Noncontrolling interest in net (income) loss	81	(299)	(518)	(896)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	$5,761	$(11,931)	$12,334	$8,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended November 30, 2011, and November 30, 2010

	Nine Months Ended
	November 30,
(in thousands)	2011	2010

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$12,852	$9,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and cost depletion	35,309	34,171
Gain on disposal of property, plant and equipment	(1,232)	(236)
Amortization of other assets and liabilities	5,289	1,571
Noncash interest expense	3,255	5,580
Deferred income taxes	9,734	28,340
Allowance for doubtful accounts	(1,491)	96
Changes in current assets and liabilities
Accounts receivable	(86,726)	(100,935)
Inventories	(11,014)	(6,838)
Other current assets	(843)	1,397
Accounts payable	15,864	31,629
Other accruals	(6,655)	4,071
Net cash provided by (used in) operating activities	(25,658)	8,579
Cash flows from investing activities
Capital expenditures	(26,677)	(23,793)
Capitalized software	(5,978)	(2,919)
Proceeds from sale of property, plant and equipment	2,603	741
Change in cash value of life insurance	2,968	(557)
Other investing activities	(8,492)	(585)
Net cash used in investing activities	(35,576)	(27,113)
Cash flows from financing activities
Proceeds from revolving credit	108,717	92,049
Repayment of revolving credit	(42,500)	(87,565)
Repayment of long-term debt	(24,484)	(219,295)
Payments on capital leases	(3,975)	(4,294)
Proceeds from issuance of long-term debt	12,398	258,880
Debt issuance costs	(1,663)	(9,960)
Distribution to noncontrolling interest	(1,095)	(1,641)
Net cash provided by financing activities	47,398	28,174
Net increase (decrease) in cash and cash equivalents	(13,836)	9,640
Cash and cash equivalents
Beginning of period	20,029	10,773
End of period	$6,193	$20,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statement of Changes in Equity (Deficit) and Comprehensive Income (Loss)

(unaudited)

			Accumulated
	Common	Common	Other	Additional	Retained
	Stock,	Stock,	Comprehensive	Paid-In	Earnings	Noncontrolling	Total
(in thousands)	Class A	Class B	Loss	Capital	(Deficit)	Interest	Equity

Balance, February 28, 2009	$—	$—	$(2,218)	$—	$(67,532)	$1,946	$(67,804)
Net income	—	—	—	—	7,795	1,165	8,960
Pension adjustment net of tax of $451	—	—	642	—	—	—	642
Comprehensive income							9,602
Change in Redeemable Common Stock	—	—	—	—	(39,907)	—	(39,907)
Purchase of subsidiary interest	—	—	—	—	—	426	426
Distribution to noncontrolling interest	—	—	—	—	—	(1,189)	(1,189)
Balance, February 28, 2010	—	—	(1,576)	—	(99,644)	2,348	(98,872)
Net (loss)	—	—	—	—	(6,968)	1,195	(5,773)
Pension adjustment net of tax of $122	—	—	173	—	—	—	173
Comprehensive (loss)							(5,600)
Change in Redeemable Common Stock	—	—	—	—	53,077	—	53,077
Purchase of subsidiary interest	—	—	—	—	—	(34)	(34)
Distribution to noncontrolling interest	—	—	—	—	—	(1,641)	(1,641)
Balance, February 28, 2011	—	—	(1,403)	—	(53,535)	1,868	(53,070)
Net income	—	—	—	—	12,334	518	12,852
Pension adjustment net of tax of $53	—	—	80	—	—	—	80
Comprehensive income							12,932
Change in Redeemable Common Stock	—	—	—	—	3,005	—	3,005
Elimination of put right (1)	21	251	—	126,964	—	—	127,236
Distribution to noncontrolling interest	—	—	—	—	—	(1,095)	(1,095)
Balance, November 30, 2011	$21	$251	$(1,323)	$126,964	$(38,196)	$1,291	$89,008

(1)  Refer to footnote 8 “Put Rights” for further information

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of New Enterprise Stone & Lime Co., Inc. (the “Company”) all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s financial statements for the fiscal year ended February 28, 2011 as included in our initial registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on August 29, 2011 (the “Registration Statement”). The results of operations for the three and nine month periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and past due accounts are subject to service charges.  The Company’s total accounts receivable consisted of the following:

	November 30,	February 28,
(In thousands)	2011	2011

Costs and estimated earnings in excess of billings	$30,821	$11,138
Trade	123,553	50,726
Retainages	5,136	7,938
	159,510	69,802
Allowance for doubtful accounts	(3,921)	(2,430)
Accounts receivable, net	$155,589	$67,372

Costs and estimated earnings in excess of billings relate to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high-quality financial institutions. At times, such balances and investments may be in excess of federally insured limits, however the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania. These entities include the Pennsylvania Department of Transportation, the Pennsylvania Turnpike Commission and various townships, municipalities, school districts and universities within Pennsylvania. The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventory consists of the following:

	November 30,	February 28,
(In thousands)	2011	2011

Crushed stone, agricultural lime and sand	$92,820	$82,852
Raw materials	8,719	7,823
Parts, tires and supplies	11,635	11,472
Concrete blocks	4,432	4,977
Building materials	3,982	4,244
Safety equipment	16,711	16,241
Other	2,137	1,813
Total	$140,436	$129,422

Rental Equipment

Rental equipment, primarily related to the Company’s safety products business, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method.  The range of estimated useful lives for rental equipment is two to three years.

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant & equipment consists of the following:

	November 30,	February 28,
(In thousands)	2011	2011

Limestone and sand acreage	$136,973	$135,888
Land, buildings and building improvements	96,460	95,362
Crushing, prestressing and manufacturing plants	309,529	300,204
Contracting equipment, vehicles and other	278,478	265,380
Construction in progress	5,018	6,282
Property, plant and equipment	826,458	803,116
Less: Accumulated depreciation and depletion	(451,972)	(420,151)
Property, plant and equipment, net	$374,486	$382,965

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

Depreciation expense was $10.7  million and $11.3   million for three months ended November 30, 2011 and 2010, respectively.  Depreciation expense was $33.3  million and $32.8  million for the nine months ended November 30, 2011 and 2010, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $25.6 million and $22.5 million as of November 30, 2011 and February 28, 2011, respectively.

Other Assets

The Company’s long term other assets consist of the following:

	November 30,	February 28,
(In thousands)	2011	2011

Deferred financing fees (less current portion of $4,623 in November 2011 and $3,944 in February 2011)	$10,051	$12,311
Cash value of life insurance (net of loans of $3,000 in November 2011 and $0 in February 2011)	863	3,831
Capitalized software	9,295	3,317
Deferred stripping costs	2,512	2,316
Other	1,726	1,973
Total	$24,447	$23,748

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories and goodwill; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; and self-insurance reserves.  Actual results could differ from those estimates.

Other Comprehensive Loss

The Company presents current period comprehensive loss as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. The components of accumulated other comprehensive loss included unamortized pension costs of $1.3  million and $1.4  million as of November 30, 2011 and February 28, 2011, respectively.

Reclassifications

Certain items previously reported in prior year financial statement captions have been conformed to agree with current year presentation.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 “Presentation of Comprehensive Income” which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in ASC 350-20, “Goodwill.” Under the amended standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is still considering the impact of this standard on the consolidated financial statements; however the Company does not expect this standard to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan” which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures regarding the significant multiemployer plans in which an employer participates, the level of the employer’s participation in those plans, the financial health of the plans and the nature of the employer’s commitments to the plans. This ASU is effective for annual periods ending after December 15, 2011. The Company will adopt this standard as of and for our annual period ending February 29, 2012.

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

Our second amended and restated credit agreement (the “Credit Agreement”) contains certain financial covenants that include limitations on annual capital expenditures, available credit, maximum leverage ratio and a minimum fixed charge coverage ratio, among others, as defined in the associated agreement (the “Financial Covenants”).  If an event of default should occur, the lenders may, among other things, accelerate the maturity of the outstanding amounts as well as discontinue lending under the revolving line of credit.

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

On August 26, 2011, the Company entered into the eleventh amendment to its Credit Agreement. The eleventh amendment allows for additional secured borrowings under a new secured credit facility of up to $20.0 million, increased the leverage covenant from 5.60 to 1.00 to 5.90 to 1.00 through maturity, increased the amount of annual capital expenditures as defined in the Credit Agreement from $25.0 million to $30.0 million and increased the aggregate principal amount of outstanding borrowings under the first lien revolving credit facility allowable during the clean down period from $75.0 million to $85.0 million.

On August 29, 2011, the Company entered into a new $20.0 million secured credit facility which matures on March 1, 2012, and bears an interest rate of LIBOR plus a 5.0% margin. Certain properties not previously encumbered are used as collateral under this $20.0 million secured credit facility.

As a result of the August 2011 amendment to the Credit Agreement, we expect to be in compliance with the Financial Covenants for at least the next twelve months.  Losses from continuing operations incurred during the prior fiscal year as well as reductions in our cash flow generated by operations have resulted in an increase in interest expense due to higher debt levels along with an increase in overall interest rates, which were also impacted by the issuance of our Senior Notes in August 2010.  A shortfall in the actual trailing twelve month earnings before interest, taxes and depreciation and certain lease expenses (“EBITDAR”), as adjusted and defined in the Credit Agreement, of between approximately 1% and 13%, as calculated at the end of a particular quarter over the next fiscal year could cause us to fail to meet our Financial Covenants during the period.

During the last quarter of the fiscal year the Credit Agreement requires the Company to maintain a balance under the Revolving Credit Facility of no more than $85.0 million for 30 consecutive days.   If the Company does not generate sufficient cash or obtain alternative sources of cash, such as other short term borrowings, to pay down the balance to $85.0 million for 30 consecutive days, the Company would seek a waiver of this covenant. There can be no assurance that the Company will be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on the financial position, results of operations and cash flows of the Company.

The Company’s earnings and debt levels, and associated covenant compliance, may be impacted by, among other things, the volume and amount of federal, state and local publicly funded construction projects, the weather, which can materially affect our business and makes us subject to seasonality on a quarter to quarter basis, changes in product mix, commodity price changes and other factors inherent in the operation of our business.  If the Company does not meet its projections and the actions described above are not sufficient to maintain our compliance with the Financial Covenants, the Company would seek a waiver of the covenants or alternative financing.  There can be no assurance that the new covenant requirements will be met or that we would be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on the financial position, results of operations and cash flows of the Company.

3.                          Accrued Liabilities

Accrued liabilities consisted of the following:

	November 30,	February 28,
(In thousands)	2011	2011

Payroll and vacation	$7,884	$7,418
Contract expenses	1,988	1,468
Withholding taxes	2,642	2,874
Reserve for taxes	2,572	1,486
Interest	7,692	15,444
Insurance	16,519	16,250
Deferred acquisition liability	3,333	3,253
Billings in excess of costs and estimated earnings on uncompleted contracts	798	354
Other	570	3,599
Total accrued liabilities	$43,998	$52,146

4.              Long-Term Debt

	November 30,	February 28,
(In thousands)	2011	2011

Land, equipment and other obligations	$25,698	$32,003
First lien term loan A & B	147,310	153,090
First lien revolving credit facility	119,394	53,177
Senior notes due 2018	250,000	250,000
Obligations under capital leases	11,687	12,576
Total debt	554,089	500,846
Less: Current portion	(19,546)	(20,460)
Total long-term debt	$534,543	$480,386

Land, Equipment and Other Obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

Obligations include three revenue bonds, as of November 30, 2011 to different industrial development authorities with counties in Pennsylvania with a total outstanding of $7.4 million and four revenue bonds with outstanding of $11.6 million as of February 28, 2011. The effective interest rate on the industrial development bonds ranged from 0.29% to 0.42% as of November 30, 2011 and from 0.41% to 0.48% as of February 28, 2011.  The Company prepaid $3.8 million of industrial development bonds during the first quarter with the proceeds from an unsecured borrowing on May 13, 2011.   The unsecured note matures in May 2014 and the interest rate is LIBOR plus a margin of 3.75%.  The effective interest rate as of November 30, 2011 was 4.00%. There were no additional covenants associated with the borrowing.

The Company has $2.6 million and $4.5 million outstanding as of November 30, 2011 and February 28, 2011, respectively on a bank loan that matures in August of 2012. The effective rate of interest was 3.73% and 3.79% as of November 30, 2011 and February 28, 2011, respectively.  The Company is subject to the existing covenants as defined in the Credit Agreement discussed below.

First Lien Term Loan A & B

The term loan A had $79.8 million outstanding and $85.1 million outstanding as of November 30, 2011 and February 28, 2011, respectively. The net effective interest rate on the term loan A was approximately 4.50% and 3.79% at November 30, 2011 and February 28, 2011, respectively.

The term loan B had $67.5 million outstanding and $68.0 million outstanding as of November 30, 2011 and February 28, 2011, respectively. The net effective interest rate on the term loan B was approximately 5.01% and 4.31% at November 30, 2011 and February 28, 2011, respectively.

The term loan A and term loan B mature on January 10, 2014.

First Lien Revolving Credit Facility

The Company has a $135.0 million first lien revolving credit facility (“Revolving Credit Facility”) under the Credit Agreement. The total outstanding under the Revolving Credit Facility was $119.4 million and $53.2 million at November 30, 2011 and February 28, 2011, respectively.  At November 30, 2011 an additional $15.6 million was available under the Revolving Credit Facility. Availability under the Revolving Credit Facility is restricted to a borrowing base equal to the sum of 85% of accounts receivable less accounts over 120 days and 60% of inventory. The borrowing base as of November 30, 2011 was $209.4 million. The effective interest rate was 4.55% and 3.99% at November 30, 2011 and February 28, 2011, respectively.

The Revolving Credit Facility expires on January 11, 2013.

The Credit Agreement also permits an additional seasonal availability of $10.0 million during the months of March, April, May and June. The Credit Agreement requires that, for 30 consecutive days during the fourth fiscal quarter of each year that the balance outstanding on Revolving Credit Facility is repaid to a specified level not to exceed $85.0 million.

Covenants

The Company is subject to certain financial covenants under the Credit Agreement related to its term loan A, term loan B and Revolving Credit Facility, including maintaining certain leverage and coverage ratios, minimum net worth requirements, and capital expenditure and lease payment limitations. The Credit Agreement also contains subjective acceleration clauses, which allow the lenders to declare amounts outstanding under the financing arrangements due and payable if a Material Adverse Change occurs. The Company believes that it will continue to comply with its Financial Covenants, as amended, under the Credit Agreement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the lenders seek to exercise their rights under the subjective acceleration clause referred to above, the Company would seek to modify its Credit Agreement. However, there can be no assurance that the lenders would not exercise their rights and remedies under the Credit Agreement including accelerating payment of all outstanding debt due and payable.

The Company has obtained multiple waivers and amendments related to covenant defaults (refer to Note 2) during recent years.  The more significant amendments related to defaults of the net worth covenant, leverage ratios, limitations on operating lease expense and timely completion of the financial statements.  Where appropriate, the Company records fees paid to obtain the waivers and amendments as deferred financing fees and amortizes the amounts over the remaining life of the associated financing arrangements.  As of November 30, 2011 and February 28, 2011, the Company was in compliance with all of its covenant requirements as amended through that date.

Senior Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of 11.0% senior notes (“Senior Notes”) due in 2018 at par value.  Interest on the Senior Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.

The Company filed a Registration Statement with the SEC for the Senior Notes on August 29, 2011.  The Registration Statement became effective on September 13, 2011 and the Company concluded the exchange offer on October 12, 2011.   The terms of the exchange notes are identical to the terms of the old notes in all material respects, except for the elimination of some transfer restrictions, registration rights and additional interest provisions relating to the old notes.

Obligations Under Capital Lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Other

Long-term debt for each fiscal period matures as follows:

(In thousands)	Amount

Period
2012	$19,546
2013	16,435
2014	136,437
2015	121,965
2016	1,713
Remaining years	257,993
Total	$554,089

The Company has determined the fair value of long term debt as of November 30, 2011 and February 28, 2011 is as follows:

	November 30,	February 28,
(in thousands)	2011	2011

Carrying value (including current maturities)	$554,089	$500,846
Fair value (including current maturities)	539,672	505,855

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

The Company’s effective income tax rate was 48.3% and 179.0% for the three months ended November 30, 2011 and 2010, respectively.  The Company’s effective tax rate was 45.5% and 74.7% for the nine months ended November 30, 2011 and 2010, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective period is a result of a larger projected pre-tax book loss for February 29, 2012 when compared to February 28, 2011.  A larger pre-tax book loss dilutes the impact of the permanent items, which remain relatively consistent year over year, causing a reduction in the applicable annual tax rate when compared to the prior year.  The effective tax rate is based on our estimated annual effective tax rate applied against our earnings through the nine months ended November 30, 2011.  Our estimated annual tax rate anticipates a book loss combined with substantial permanent percentage depletion benefits as well as changes in valuation allowance applied against our deferred tax assets such that our estimated annual effective tax rate is significantly in excess of the statutory federal rate of 35%.  Our expense from income taxes for the nine months ended November 30, 2011 is based on an estimate annual effective tax rate for fiscal year 2012 of 44.7% and a discrete tax expense of $0.2 million primarily resulting from a change in estimate for our deferred taxes based on the filing of our income tax returns for fiscal year 2011.

The cash taxes paid were not material for the three and nine months ended November 30, 2011 and November 30, 2010, respectively, primarily as a result of the projected annual net operating losses.

6.    Retirement and Benefit Programs

Substantially all employees are covered by either a defined contribution plan, a defined benefit plan, a collectively bargained multi-employer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $2.3 million and $2.8 million for the three months ended November 30, 2011 and 2010, respectively, and $6.2 million and $7.0 million for the nine months ended November 30, 2011 and 2010, respectively.

The Company has two defined benefit pension plans covering certain union employees of the Company’s Buffalo Crushed Stone Division in Buffalo, New York. The benefits are based on years of service. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees. Net periodic pension expense recognized for the three and nine month periods ended November 30, 2011 and 2010, was as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$54	$51	$162	$153
Interest cost	110	109	329	327
Expected return on plan assets	(154)	(140)	(463)	(420)
Amortization of prior service cost	15	21	46	64
Recognized net actuarial loss	29	31	87	93
Total pension expense	$54	$72	$161	$217

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, or liquidity.

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

The Company also maintains a captive insurance company, Rock Solid Insurance Company (Rock Solid), for workers compensation (Non Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverages.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of November 30, 2011 on the Company’s consolidated balance sheet.   Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.

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

9.              Goodwill and Other Intangible Assets

There were no changes to the carrying value of goodwill for the three and nine months ended November 30, 2011.  Our annual goodwill impairment analysis was completed as of February 28, 2011 and did not result in any impairment losses.  As of February 28, 2011, the Traffic Safety Services and Equipment reporting unit with approximately $5.8 million of goodwill had an excess fair value over its carrying value of less than 1%.  The fair value of the remaining reporting units exceeded their carrying value by a substantial margin.

As of November 30, 2011, based upon the weight of evidence available, such as current market trends and conditions, the Company’s projections, and results to date and in consideration of the slim margin that the Traffic Safety Services and Equipment reporting unit passed step one of the annual goodwill impairment analysis as of February 28, 2011, the Company performed an interim goodwill impairment analysis.  The process and procedures used to calculate the fair value of the Traffic Safety Services and Equipment reporting unit as of November 30, 2011was materially consistent with our annual goodwill impairment analysis.  The interim goodwill impairment analysis completed as of November 30, 2011 did not result in an impairment loss as the fair value of the Traffic Safety Services and Equipment reporting unit at that date exceeded its carrying value.  Positive factors impacting this result included, among other things, market factors such as discount rates, recent market transactions and the consideration of available tax benefits that had not been previously considered.

For segment reporting purposes goodwill of $85.0 million and $5.8 million is reported as part of the Construction Materials segment and the Traffic Safety Services and Equipment segment, respectively.

There were no changes to the carrying value of other intangible assets other than amortization for the nine months ended November 30, 2011.  Annual amortization expense on amortizable intangible assets is expected to be approximately $0.6 million for each of the next five fiscal years.

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

The construction materials segment mines and produces aggregates (crushed stone and construction sand and gravel), hot mix asphalt, ready mixed concrete and other concrete products including precast/prestressed structural concrete components and masonry blocks for sale to third parties and internal use.  The construction materials segment serves markets primarily in the Commonwealth of Pennsylvania and western New York.  The high weight-to-value ratio of aggregates and concrete products and the time in which ready mixed concrete and hot mix asphalt  begin to set, limit the efficient distribution range for these products to roughly a one-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

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

The Company reviews earnings of the segments principally at the operating profit level and accounts for intersegment sales at prices that range from negotiated rates to those that approximate fair market value. Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit.  These costs include corporate administrative functions, unallocated corporate functions and divisional administrative functions.

The following is a summary of certain financial data for the Company’s business segments:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010
Revenue
Construction materials	$161,515	$169,585	$471,058	$468,918
Heavy/highway construction	99,379	115,713	278,584	329,273
Traffic safety services and equipment	21,155	18,228	69,015	64,951
Other revenues	4,674	5,782	13,584	14,208
Segment totals	286,723	309,308	832,241	877,350
Eliminations	(71,457)	(76,157)	(199,847)	(214,034)
Total net revenue	$215,266	$233,151	$632,394	$663,316

Operating profit
Construction materials	$22,340	$24,734	$60,439	$59,285
Heavy/highway construction	4,634	4,150	5,363	14,129
Traffic safety services and equipment	1,366	998	4,544	5,575
Corporate and unallocated	(6,021)	(3,796)	(11,830)	(11,267)
Total operating profit	$22,319	$26,086	$58,516	$67,722

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010
Product and services revenue
Construction materials
Aggregates	$58,404	$60,385	$171,573	$168,275
Hot mix asphalt	67,417	71,972	197,795	194,502
Ready mixed concrete	18,921	20,004	52,627	56,560
Precast/prestressed structural concrete	8,602	8,558	22,695	21,362
Masonry products	4,312	4,621	13,901	15,291
Construction supply centers	3,859	4,045	12,467	12,928
Construction projects	99,379	115,713	278,584	329,273
Traffic safety services and equipment	21,155	18,228	69,015	64,951
Other revenues	4,674	5,782	13,584	14,208
Inter-product sales eliminations	(71,457)	(76,157)	(199,847)	(214,034)
Total net revenue	$215,266	$233,151	$632,394	$663,316

Product and services operating profit
Construction materials
Aggregates	$13,174	$12,929	$35,549	$31,131
Hot mix asphalt	7,221	10,260	20,394	24,933
Ready mixed concrete	1,509	2,148	4,012	5,206
Precast/prestressed structural concrete	(11)	(719)	(461)	(2,217)
Masonry products	212	(149)	27	(358)
Construction supply centers	235	265	918	590
Heavy/highway construction	4,634	4,150	5,363	14,129
Traffic safety services and equipment	1,366	998	4,544	5,575
Corporate and unallocated	(6,021)	(3,796)	(11,830)	(11,267)
Total operating profit	$22,319	$26,086	$58,516	$67,722

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands)	2011	2010	2011	2010
Depreciation, depletion and amortization
Construction materials	$5,902	$7,507	$21,916	$22,303
Heavy/highway construction	3,853	2,203	7,234	6,008
Traffic safety services and equipment	1,907	1,935	5,377	5,450
Corporate and unallocated	494	309	1,262	890
Total depreciation, depletion and amortization	$12,156	$11,954	$35,789	$34,651

For the three and nine months ended November 30, 2011 and 2010, sales to two customers represented more than 10% of net revenues.

11.       Condensed Issuer, Guarantor and Non Guarantor Financial Information

On August 18, 2010, the Company issued $250.0 million aggregate principal amount of its 11.0% Senior Notes due 2018. Except for Rock Solid Insurance Company, NESL, II LLC, and Kettle Creek GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”). There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the notes.  These entities include Rock Solid Insurance Company, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”).

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at November 30, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$4,365	$—	$1,828	$—	$6,193
Restricted cash	1,430	109	8,840	—	10,379
Accounts receivable (less allowance for doubtful accounts)	131,564	19,866	4,159	—	155,589
Inventories	123,725	16,711	—	—	140,436
Net investment in lease	—	—	608	(608)	—
Deferred income taxes	12,746	981	—	—	13,727
Other current assets	7,965	271	24	—	8,260
Total current assets	281,795	37,938	15,459	(608)	334,584
Other assets
Property, plant and equipment, net	346,352	27,554	8,009	(7,429)	374,486
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	11,030	16,574	—	—	27,604
Investment in subsidiaries	89,802	—	—	(89,802)	—
Intercompany receivables	—	14,702	—	(14,702)	—
Other assets	24,447	—	—	—	24,447
Total assets	$838,428	$102,613	$23,468	$(112,541)	$851,968
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$19,686	$—	$468	$(608)	$19,546
Accounts payable - trade	29,474	2,148	396	—	32,018
Accrued expenses	32,292	3,834	7,872	—	43,998
Total current liabilities	81,452	5,982	8,736	(608)	95,562
Long-term debt and other liabilities
Intercompany payables	14,702	—	—	(14,702)	—
Long-term debt, less current maturities	527,114	—	7,429	—	534,543
Obligations under capital leases, less current installments	7,429	—	—	(7,429)	—
Deferred income taxes	107,467	14,132	—	—	121,599
Other	11,256	—	—	—	11,256
Total liabilities	749,420	20,114	16,165	(22,739)	762,960
Equity (Deficit)
New Enterprise Stone & Lime Co., Inc. equity (deficit)	87,717	82,499	7,303	(89,802)	87,717
Noncontrolling interest	1,291	—	—	—	1,291
Total equity (deficit)	89,008	82,499	7,303	(89,802)	89,008
Total liabilities and equity (deficit)	$838,428	$102,613	$23,468	$(112,541)	$851,968

Condensed Consolidating Balance Sheet at February 28, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$5,058	$1,472	$13,499	$—	$20,029
Restricted cash	1,777	110	—	—	1,887
Accounts receivable (less allowance for doubtful accounts)	54,334	13,024	14	—	67,372
Inventories	113,182	16,240	—	—	129,422
Net investment in lease	—	—	582	(582)	—
Deferred income taxes	12,798	985	—	—	13,783
Other current assets	6,969	442	2,530	—	9,941
Total current assets	194,118	32,273	16,625	(582)	242,434
Other assets
Property, plant and equipment, net	353,118	29,825	9,434	(9,412)	382,965
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	11,030	17,054	—	—	28,084
Investment in subsidiaries	84,800	—	—	(84,800)	—
Intercompany receivables	—	12,002	—	(12,002)	—
Other assets	23,748	—	—	—	23,748
Total assets	$751,816	$96,999	$26,059	$(106,796)	$768,078
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$20,599	$—	$443	$(582)	$20,460
Accounts payable - trade	13,226	2,066	862	—	16,154
Accrued expenses	41,104	3,025	8,017	—	52,146
Total current liabilities	74,929	5,091	9,322	(582)	88,760
Long-term debt and other liabilities
Intercompany payables	12,002	—	—	(12,002)	—
Long-term debt, less current maturities	470,974	—	9,412	—	480,386
Obligations under capital leases, less current installments	9,412	—	—	(9,412)	—
Deferred income taxes	97,488	14,433	—	—	111,921
Other	9,840	—	—	—	9,840
Total liabilities	674,645	19,524	18,734	(21,996)	690,907
Redeemable common stock	130,241	—	—	—	130,241
Equity (deficit)
New Enterprise Stone & Lime Co., Inc. equity (deficit)	(54,938)	77,475	7,325	(84,800)	(54,938)
Noncontrolling interest	1,868	—	—	—	1,868
Total equity (deficit)	(53,070)	77,475	7,325	(84,800)	(53,070)
Total liabilities and equity (deficit)	$751,816	$96,999	$26,059	$(106,796)	$768,078

Condensed Consolidating Income Statement for the three months ending November 30, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$200,249	$21,344	$1,028	$(7,355)	$215,266
Cost of revenue (exclusive of items shown separately below)	154,247	15,597	448	(7,117)	163,175
Depreciation, depletion and amortization	10,282	1,874	—	—	12,156
Pension and profit sharing	2,338	47	—	—	2,385
Selling, administrative and general expenses	12,874	2,289	68	—	15,231
Operating income	20,508	1,537	512	(238)	22,319
Interest expense, net	(11,292)	(45)	(157)	157	(11,337)
Income before income taxes	9,216	1,492	355	(81)	10,982
Income tax expense (benefit)	5,421	(119)	—	—	5,302
Equity in earnings of subsidiaries	1,966	—	—	(1,966)	—
Net income (loss)	5,761	1,611	355	(2,047)	5,680
Noncontrolling interest in net loss	—	—	—	81	81
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$5,761	$1,611	$355	$(1,966)	$5,761

Condensed Consolidating Income Statement for the three months ending November 30, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$222,145	$12,599	$1,776	$(3,369)	$233,151
Cost of revenue (exclusive of items shown separately below)	175,297	6,358	484	(3,506)	178,633
Depreciation, depletion and amortization	9,738	2,216	—	—	11,954
Pension and profit sharing	2,844	52	—	—	2,896
Selling, administrative and general expenses	11,184	2,279	119	—	13,582
Operating income	23,082	1,694	1,173	137	26,086
Interest expense, net	(11,354)	(14)	(157)	162	(11,363)
Income before income taxes	11,728	1,680	1,016	299	14,723
Income tax expense (benefit)	25,836	568	(49)	—	26,355
Equity in earnings of subsidiaries	2,177	—	—	(2,177)	—
Net income (loss)	(11,931)	1,112	1,065	(1,878)	(11,632)
Noncontrolling interest in net income	—	—	—	(299)	(299)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(11,931)	$1,112	$1,065	$(2,177)	$(11,931)

Condensed Consolidating Income Statement for the nine months ending November 30, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$577,795	$67,049	$4,856	$(17,306)	$632,394
Cost of revenue (exclusive of items shown separately below)	451,350	49,446	1,749	(17,328)	485,217
Depreciation, depletion and amortization	30,111	5,678	—	—	35,789
Pension and profit sharing	6,231	156	—	—	6,387
Selling, administrative and general expenses	39,298	6,836	351	—	46,485
Operating income	50,805	4,933	2,756	22	58,516
Interest expense, net	(34,758)	(171)	(482)	496	(34,915)
Income before income taxes	16,047	4,762	2,274	518	23,601
Income tax expense (benefit)	11,011	(262)	—	—	10,749
Equity in earnings of subsidiaries	7,298	—	—	(7,298)	—
Net income (loss)	12,334	5,024	2,274	(6,780)	12,852
Noncontrolling interest in net income	—	—	—	(518)	(518)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$12,334	$5,024	$2,274	$(7,298)	$12,334

Condensed Consolidating Income Statement for the nine months ending November 30, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$604,347	$65,975	$5,272	$(12,278)	$663,316
Cost of revenue (exclusive of items shown separately below)	474,083	47,128	1,638	(12,688)	510,161
Depreciation, depletion and amortization	28,623	6,028	—	—	34,651
Pension and profit sharing	7,062	166	—	—	7,228
Selling, administrative and general expenses	36,520	6,686	348	—	43,554
Operating income	58,059	5,967	3,286	410	67,722
Interest expense, net	(29,202)	(26)	(474)	486	(29,216)
Income before income taxes	28,857	5,941	2,812	896	38,506
Income tax expense	28,197	576	—	—	28,773
Equity in earnings of subsidiaries	8,177	—	—	(8,177)	—
Net income (loss)	8,837	5,365	2,812	(7,281)	9,733
Noncontrolling interest in net income	—	—	—	(896)	(896)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,837	$5,365	$2,812	$(8,177)	$8,837

Condensed Consolidating Cash Flow for the nine months ending November 30, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(27,419)	$1,329	432	$—	$(25,658)
Cash flows from investing activities
Capital expenditures	(23,471)	(3,206)	—	—	(26,677)
Capitalized software	(5,978)	—	—	—	(5,978)
Proceeds from sale of property, plant and equipment	1,208	405	990	—	2,603
Change in cash value of life insurance	2,968	—	—	—	2,968
Other investing activities	348	—	(8,840)	—	(8,492)
Net cash used in investing activities	(24,925)	(2,801)	(7,850)	—	(35,576)
Cash flows from financing activities
Proceeds from revolving credit	108,717	—	—	—	108,717
Repayment of revolving credit	(42,500)	—	—	—	(42,500)
Repayment of long-term debt	(22,526)	—	(1,958)	—	(24,484)
Payments on capital leases	(3,975)	—	—	—	(3,975)
Proceeds from issuance of long-term debt	12,398	—	—	—	12,398
Debt issuance costs	(1,663)	—	—	—	(1,663)
Dividends received (paid)	1,200	—	(1,200)	—	—
Distribution to noncontrolling interest	—	—	(1,095)	—	(1,095)
Net cash provided by (used in) financing activities	51,651	—	(4,253)	—	47,398
Net decrease in cash and cash equivalents	(693)	(1,472)	(11,671)	—	(13,836)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$4,365	$—	$1,828	$—	$6,193

Condensed Consolidating Cash Flow for the nine months ending November 30, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(3,496)	$7,549	$4,526	$—	$8,579
Cash flows from investing activities
Capital expenditures	(16,464)	(7,329)	—	—	(23,793)
Capitalized software	(2,919)	—	—	—	(2,919)
Proceeds from sale of property, plant and equipment	466	275	—	—	741
Change in change value of life insurance	(557)	—	—	—	(557)
Other investing activities	(573)	(12)	—	—	(585)
Net cash used in investing activities	(20,047)	(7,066)	—	—	(27,113)
Cash flows from financing activities
Proceeds from revolving credit	92,049	—	—	—	92,049
Repayment of revolving credit	(87,565)	—	—	—	(87,565)
Repayment of long-term debt	(218,986)	—	(309)	—	(219,295)
Payments on capital leases	(4,294)	—	—	—	(4,294)
Proceeds from issuance of long-term debt	258,880	—	—	—	258,880
Debt issuance costs	(9,960)	—	—	—	(9,960)
Distribution to noncontrolling interest	—	—	(1,641)	—	(1,641)
Net cash provided by (used in) financing activities	30,124	—	(1,950)	—	28,174
Net increase in cash and cash equivalents	6,581	483	2,576	—	9,640
Cash and cash equivalents
Beginning of period	537	675	9,561	—	10,773
End of period	$7,118	$1,158	$12,137	$—	$20,413

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

The majority of our construction contracts are obtained through competitive bidding in response to advertisements and as a result of following the letting schedule provided by PennDOT. Our bidding activity is affected by such factors as the nature and volume of available jobs to bid, contract backlog, available personnel, current utilization of equipment and other resources and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Our contracts frequently call for retention; a specified percentage withheld from each payment until the contract is completed and the work is accepted by the customer.

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

Market conditions remained challenging through the third quarter of fiscal year 2012.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2012, which will continue to affect for some time our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2012.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

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

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and concrete products including precast/prestressed structural concrete components and masonry blocks. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business provides the rental, sale and manufacturing of work zone traffic control equipment, including traffic cones, barricades, plastic drums, arrow boards, construction signs and crash attenuators.

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

•                  Depreciation, depletion and amortization. Our business is relatively capital-intensive.  We carry property, plant and equipment at cost on our balance sheet and assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item. Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The range of depreciable lives by fixed asset category is as follows:

Land improvements	20 years
Buildings and improvements	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

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

•                  Selling, administrative and general expenses. Selling, administrative and general expenses consist primarily of salaries and personnel costs for our sales and marketing, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses include marketing programs, consulting and professional fees, travel, insurance and other corporate expenses.

RESULTS OF OPERATIONS

The following table summarizes the operating results on a consolidated basis:

	Three Months Ended November 30		Nine Months Ended November 30
(in thousands)	2011	2010	2011	2010

Revenue	$215,266	$233,151	$632,394	$663,316
Cost of revenue (exclusive of items shown separately below)	163,175	178,633	485,217	510,161
Depreciation, depletion and amortization	12,156	11,954	35,789	34,651
Pension and profit sharing	2,385	2,896	6,387	7,228
Selling, administrative and general expenses	15,231	13,582	46,485	43,554
Operating profit	22,319	26,086	58,516	67,722
Interest expense, net	(11,337)	(11,363)	(34,915)	(29,216)
Income before income taxes	10,982	14,723	23,601	38,506
Income tax expense	5,302	26,355	10,749	28,773
Net income (loss)	$5,680	$(11,632)	$12,852	$9,733

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

	Three Months Ended November 30		Nine Months Ended November 30
(in thousands)	2011	2010	2011	2010

Revenue:
Construction materials	$161,515	$169,585	$471,058	$468,918
Heavy/highway construction	99,379	115,713	278,584	329,273
Traffic safety services and equipment	21,155	18,228	69,015	64,951
Other revenues	4,674	5,782	13,584	14,208
Segment totals	286,723	309,308	832,241	877,350
Inter-segment eliminations	(71,457)	(76,157)	(199,847)	(214,034)
Total net revenue	$215,266	$233,151	$632,394	$663,316

The following tables summarize the percentage of revenue and the operating profit by our primary lines of business:

	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010

Revenue:
Construction materials	56.3%	54.8%	56.6%	53.4%
Heavy/highway construction	34.7%	37.4%	33.5%	37.5%
Traffic safety services and equipment	7.4%	5.9%	8.3%	7.4%
Other revenues	1.6%	1.9%	1.6%	1.7%
Gross sales and other revenues	100%	100.0%	100%	100.0%

	Three Months Ended November 30		Nine Months Ended November 30
(in thousands)	2011	2010	2011	2010

Operating profit:
Construction materials	$22,340	$24,734	$60,439	$59,285
Heavy/highway construction	4,634	4,150	5,363	14,129
Traffic safety services and equipment	1,366	998	4,544	5,575
Other non-core business operations	324	451	551	1,076
Segment totals	28,664	30,333	70,897	80,065
Corporate and unallocated	(6,345)	(4,247)	(12,381)	(12,343)
Total operating profit	$22,319	$26,086	$58,516	$67,722

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Revenue

Revenue for our construction materials business decreased $8.1 million, or 4.8%, to $161.5 million for the three months ended November 30, 2011 compared to $169.6 million for the three months ended November 30, 2010. The decrease in revenue in our construction materials business was primarily attributable to the decrease in sales of aggregates and hot mix asphalt in the amount of $2.0 million and $4.6 million, respectively. Sales volumes of aggregates decreased 4.4% to 5.3 million tons shipped and consumed and the average price per ton shipped and consumed increased 1.2% to $11.06 for the three months ended November 30, 2011.  The overall decrease in volumes of tons shipped and consumed of aggregates was attributable to a 12.9% decrease in internal sales volumes.  Sales volumes of hot mix asphalt decreased 15.4% to 1.3 million tons shipped and consumed while the average price per ton shipped and consumed increased 10.7% to $53.88.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $16.3 million, or 14.1%, to $99.4 million for the three months ended November 30, 2011 compared to $115.7 million for the three months ended November 30, 2010. The decrease was attributable to fewer jobs available to be completed during the quarter.  We continue to experience strong competition in the public and commercial markets.  Further, due to the lack of a federal multi-year surface transportation bill over the past several construction seasons, we believe this has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.  This change in the mix of infrastructure spending has resulted in a reduced number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects in our backlog.

Revenue for our traffic safety services and equipment businesses increased $3.0 million, or 16.5%, to $21.2 million for the three months ended November 30, 2011 compared to $18.2 million for the three months ended November 30, 2010.  The increase was the result of an increase in highway safety equipment sales, which was offset by a decrease in rental service activity.  The increase in equipment sales for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  Overall rental service activity decreased for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 primarily as the result of the conclusion of three large service jobs that were completed during the prior year and the decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $15.4 million, or 8.6%, to $163.2 million for the three months ended November 30, 2011 compared to $178.6 million for the three months ended November 30, 2010. Cost of revenue as a percentage of revenue decreased slightly for the three months ended November 30, 2011 to 75.8% from 76.6% in the three months ended November 30, 2010. The overall decrease in cost of revenue is attributable to lower revenues in the current quarter.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.2 million, or 1.7%, to $12.2 million for the three months ended November 30, 2011 compared to $12.0 million for the three months ended November 30, 2010. Annual depreciation percentage rates vary from approximately 3% to 33% for the three months ended November 30, 2011 and November 30, 2010 respectfully. The increase in depreciation, depletion and amortization expense is primarily related to new assets placed in service. Amortization of intangible assets for the three months ended November 30, 2011 and 2010 was $0.2 million.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $1.6 million, or 11.8%, to $15.2 million for the three months ended November 30, 2011 compared to $13.6 million for the three months ended November 30, 2010.  The increase in selling, administrative and general expenses when compared to the three months ended November 30, 2010 is attributable primarily to $1.2 million in Hire Tax Credits that reduced the prior year quarter and which were not received in the current year quarter.

Operating Profit

Operating profit for our construction materials business decreased $2.4 million, or 9.7%, to $22.3 million for the three months ended November 30, 2011 compared to $24.7 million for the three months ended November 30, 2010. Operating profit as a percentage of construction materials revenue for the three months ended November 30, 2011 was 13.8% compared to 14.6% for the three months ended November 30, 2010. Profit related to the sale of aggregates increased $0.2 million, or 1.6%, to $13.2 million for the three months ended November 30, 2011 compared to $12.9 million for the three months ended November 30, 2010.  Although internal volumes of aggregate tons shipped and consumed were down 12.9%, external volumes increased 0.6% resulting in the overall increase in profit.  The price and demand for our materials is largely based upon local markets and varies across the Company.  The operating loss related to our precast/prestressed products for the three months ended November 30, 2011 narrowed to a near breakeven compared to an operating loss of $0.7 million for the three months ended November 30, 2010. The decrease in operating loss of precast/prestressed products in the three months ended November 30, 2011 compared to the three months ended November 30, 2010 is attributable to improved selling margins in the overall markets in which we operate and to a lesser extent the savings associated with the consolidation of our production facilities that took place during that later part of fiscal 2010.

Operating profit for our heavy/highway construction business increased $0.4 million, or 9.5%, to $4.6 million for the three months ended November 30, 2011 compared to $4.2 million for the three months ended November 30, 2010.  Operating profit as a percentage of heavy/highway construction revenue for the three months ended November 30, 2011 was 4.6% compared to 3.6% for the three months ended November 30, 2010. The increase in profitability for the third quarter is primarily attributable to the general timing of the completion of various jobs and change orders as compared to the prior period.

Operating profit for our traffic safety services and equipment businesses increased $0.4 million, or 40.0%, to $1.4 million for the three months ended November 30, 2011 compared to $1.0 million for three months ended November 30, 2010. Operating profit as a percentage of traffic safety services and equipment revenue for the three months ended November 30, 2011 was 6.6% compared to 5.5% for the three months ended November 30, 2010. The increase in operating profit for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 is attributable to an overall increase in the sale of highway safety equipment which has been offset by a slight decrease in rental service activity.  The increase in highway safety equipment sales is primarily the result of recent enhancements to our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  The slight decrease in rental service activity is due to an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense, net

Net interest expense was $11.3 million for the three months ended November 30, 2011 compared to $11.4 million for the three months ended November 30, 2010. Our interest expense for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 has begun to normalize as we have completed full quarters with our capital structure post issuance of the $250 million Senior Notes.

Income Tax Expense

Our effective tax rates for the three months ended November 30, 2011 and 2010 are 48.3% and 179.0%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business. The decrease in the effective tax rate for the quarter ended November 30, 2011 compared to the quarter ended November 30, 2010 is attributable to a larger projected annual pre-tax book loss as of the current quarter.  A larger pre-tax book loss when compared to the prior quarter dilutes the impact of the permanent items, which remain relatively consistent year over year, causing a reduction in the applicable annual tax rate when compared to the prior year.   Our estimated annual tax rate anticipates a book loss combined with substantial permanent percentage depletion benefits as well as changes in valuation allowance applied against our deferred tax assets such that our estimated annual effective tax rate is significantly in excess of the statutory federal rate of 35%.

Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010

Revenue

Revenue for our construction materials business increased $2.2 million, or 0.5%, to $471.1 million for the nine months ended November 30, 2011 compared to $468.9 million for the nine months ended November 30, 2010. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates and hot mix asphalt in the amount of $3.3 million and $3.3 million, respectively. Sales volumes of aggregates increased 0.7% to 15.5 million tons shipped and consumed and the average price per ton shipped and consumed increased 1.3% to $11.04 for the nine months ended November 30, 2011.  The increase in volumes of aggregates shipped and consumed was attributable to a 3.8% increase in external sales volumes offset by a 4.9% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 8.2% to 3.7 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 10.8% to $54.02. The increase in sales of aggregates and hot mix asphalt was offset by a decrease of $4.0 million in the sale of ready mixed concrete.  Sales prices of ready mixed concrete were up 1.8%, while sales volumes were down 8.6% for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010.   The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $50.7 million, or 15.4%, to $278.6 million for the nine months ended November 30, 2011 compared to $329.3 million for the nine months ended November 30, 2010. We continue to experience strong competition in the public and commercial markets.  Further, due to the lack of a federal multi-year surface transportation bill over the past several construction seasons, we believe this has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.  This change in the mix of infrastructure spending has resulted in a reduced number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects in our backlog.

Revenue for our traffic safety services and equipment business increased $4.0 million, or 6.2%, to $69.0 million for the nine months ended November 30, 2011 compared to $65.0 million for the nine months ended November 30, 2010. The increase was the result of an increase in highway safety equipment sales and other revenue, which was offset by a decrease in rental activity.  The increase in revenue for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points. Included in traffic safety service and equipment revenue is a refund of excess taxes of approximately $1.1 million remitted to the Commonwealth of Pennsylvania by the Company. Overall rental service activity decreased for the nine months ended November 30, 2011 as compared to the nine months ended November 30, 2010 primarily as the result of the conclusion of three large service jobs that were completed during the prior year and the decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $25.0 million, or 4.9%, to $485.2 million for the nine months ended November 30, 2011 compared to $510.2 million for the nine months ended November 30, 2010. Cost of revenue as a percentage of revenue decreased negligibly in the nine months ended November 30, 2011 to 76.7% from 76.9% in the nine months ended November 30, 2010. The decrease in cost of revenue for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 can be attributed primarily to lower revenues.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.1 million, or 3.2%, to $35.8 million for the nine months ended November 30, 2011 compared to $34.7 million for the nine months ended November 30, 2010. Annual depreciation percentage rates vary from approximately 3% to 33% and the increase in depreciation, depletion and amortization expense is primarily related to new assets placed in service. Amortization of intangible assets for the nine months ended November 30, 2011 and 2010 was $0.5 million.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $2.9 million, or 6.7%, to $46.5 million for the nine months ended November 30, 2011 compared to $43.6 million for the nine months ended November 30, 2010. The increase for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 is attributable primarily to $2.1 million in Hire Tax Credits in the nine months ended November 30, 2010 that reduced prior year and which were not received in the current year.  The remaining increase is primarily attributable to an increase in the allowance for doubtful accounts which was offset by a decrease in administrative and general costs for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010.

Operating Profit

Operating profit for our construction materials business increased $1.1 million, or 1.9%, to $60.4 million for the nine months ended November 30, 2011 compared to $59.3 million for the nine months ended November 30, 2010. Operating profit for construction materials as a percentage of construction materials revenue for the nine months ended November 30, 2011 was 12.8% compared to 12.6% for the nine months ended November 30, 2010.  Profit related to the sale of aggregates increased $4.4 million, or 14.1%, to $35.5 million for the nine months ended November 30, 2011 compared to $31.1 million for the nine months ended November 30, 2010.  Variations in internal and external sales mix can cause changes in profitability period over period.  Operating loss related to our precast/prestressed products for the nine months ended November 30, 2011 narrowed to a loss of $0.5 million compared to an operating loss of $2.2 million for the nine months ended November 30, 2010.  The decrease in operating loss in the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 is primarily attributable to improved selling margins in the overall markets in which we operate and to a lesser extent a more beneficial product mix as we are producing and selling larger beams which typically carry higher overall margins than the smaller beams and other commercial work that we completed in the prior year. The overall increase in operating profit was offset by a $4.5 million decrease in hot mix asphalt operating profit.  Hot mix asphalt profit decreased 18.1% to $20.4 million for the nine months ended November 30, 2011 as compared to $24.9 million for the nine months ended November 30, 2010.  The decline in hot mix asphalt profit is attributed to decreased sales volume and increased material costs, primarily those for liquid asphalt.

Operating profit for our heavy/highway construction business decreased $8.7 million or 61.7%, to $5.4 million for the nine months ended November 30, 2011 compared to $14.1 million for the nine months ended November 30, 2010.  Operating profit for heavy/highway construction as a percentage of heavy/highway construction revenue for the nine months ended November 30, 2011 was 1.9% compared to 4.3% for the nine months ended November 30, 2010.  The decrease in profitability is attributable primarily to a decrease in the amount of work available during the first nine months of the current fiscal year.  Our multiyear jobs from 2009 and 2010 are wrapping-up and we are filling our backlog with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. These types of projects have been carrying lower margins and we have experienced greater competition than with the larger, heavy, multidiscipline, multiyear highway and bridge construction projects.  This has also led to a reduction in overall work completed for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010.

Operating profit for our traffic safety services and equipment business decreased $1.1 million, or 19.6%, to $4.5 million during the nine months ending November 30, 2011 compared to $5.6 million during the nine months ended November 30, 2010. Operating profit for traffic safety services and equipment as a percentage of traffic safety services and equipment revenue for the nine months ended November 30, 2011 was 6.5% compared to 8.6% for the nine months ended November 30, 2010.  The decrease in profitability for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 was attributable primarily to a $1.7 million decrease in profit as the result of declining rental service revenue and $0.7 million in increased healthcare costs, which was offset by a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental service activity decreased as we concluded three large service jobs in the prior year and we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense, net

Net interest expense increased $5.7 million, or 19.5%, to $34.9 million for the nine months ended November 30, 2011 compared to $29.2 million for the nine months ended November 30, 2010. This increase is primarily due to the increase in the Company’s net effective interest rate associated with the issuance of the Senior Notes as well as an overall increase in the average debt outstanding for the nine months ended November 30, 2011 as compared to the nine months ended November 30, 2010.  Additionally, we wrote off approximately $2.9 million in deferred financing fees associated with the debt refinanced by the Senior Notes in the prior year.

Income Tax Expense

Our effective tax rates for the nine months ended November 30, 2011 and 2010 were 45.5% and 74.7%, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective period is a result of a larger projected pre-tax book loss for February 28, 2012 when compared to February 28, 2011.  A larger pre-tax book loss dilutes the impact of the permanent items, which remain relatively consistent year over year, causing a reduction in the applicable annual tax rate when compared to the prior year.  The effective tax rate is based on our estimated annual effective tax rate applied against our earnings through the nine months ended November 30, 2011.  Our estimated annual tax rate anticipates a book loss combined with substantial permanent percentage depletion benefits as well as changes in valuation allowance applied against our deferred tax assets such that our estimated annual effective tax rate is significantly in excess of the statutory federal rate of 35%.  Our expense from income taxes for the nine months ended November 30, 2011 is based on an estimate annual effective tax rate for fiscal year 2012 of 44.7% and a discrete tax expense of $0.2 million primarily resulting from a change in estimate for our deferred taxes based on the filing of our income tax returns for fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of November 30, 2011, we had $6.2  million in cash and cash equivalents and working capital of $239.0  million as compared to $20.0  million in cash and cash equivalents and working capital of $153.7  million as of February 28, 2011. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.  Restricted cash balances of $10.4  million and $1.9  million as of November 30, 2011 and February 28, 2011, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

We expect to be in compliance with the Financial Covenant requirements set forth in our Credit Agreement for at least the next twelve months.  Operating losses incurred during our most recent fiscal year as well as reductions in our cash flow generated by operations have resulted in an increase in interest expense due to higher debt levels along with an increase in overall interest rates, which were also impacted by the issuance of our Senior Notes in August 2010.  A shortfall in the actual trailing twelve month earnings before interest, taxes and depreciation and certain lease expenses (“EBITDAR”), as adjusted and defined in the Credit Agreement, of between approximately 1% and 13%, as calculated at the end of a particular quarter over the next fiscal year could cause us to fail to meet our financial covenants during the period.

Our earnings and debt levels, and associated covenant compliance, may be impacted by, among other things, the volume and amount of federal, state and local publicly funded construction projects, the weather, which can materially affect our business and make us subject to seasonality on a quarter to quarter basis, changes in product mix, commodity price changes and other factors inherent in the operation of our business. If we do not meet our projections and the actions described above are not sufficient to maintain our compliance with the Financial Covenants, we would seek a waiver of the covenants or alternative financing.  There can be no assurance that the new covenant requirements will be met or that we would be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on our financial position, results of operations and cash flows. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our credit facilities, which resulted in the need to obtain several waivers and amendments to these credit facilities. During the last quarter of the fiscal year our Credit Agreement requires us to maintain a balance under the Revolving Credit Facility of no more than $85.0 million for 30 consecutive days. Inclement weather conditions in central and eastern Pennsylvania during the early part of the third quarter ended November 30, 2011 has caused sales and work to be completed later in the quarter than normal resulting in higher accounts receivable balances at the end of the quarter.  If we do not generate sufficient cash or we are not able to obtain alternative sources of cash, such as other short term borrowings, to pay down the balance to $85.0 million for 30 consecutive days, we would seek a waiver of this covenant. We cannot offer assurance that we will be able to amend the Credit Agreement or obtain alternative financing to replace the Credit Agreement, which could result in a material adverse effect on our financial position, results of operations and cash flows.

Our Revolving Credit Facility matures on January 11, 2013, and accordingly we are looking to amend, extend, or enter into a new Revolving Credit Facility as well as an overall Credit Agreement. During the third quarter, we continued discussions with lenders regarding the replacement of our existing Credit Agreement.  We are seeking to obtain terms that will allow for more financial flexibility as it relates to seasonal working capital needs, capital expenditures, financial covenants, principal payments and interest rates.  There can be no assurance that we will be able to refinance our Credit Agreement on such terms or other favorable terms.

During the quarter ended November 30, 2011, we repaid $8.0 million of unsecured loans borrowed during the second quarter used for daily cash funding needs.  On May 13, 2011, we redeemed $3.8 million, representing the entire outstanding principal amount of the Susquehanna County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Stabler Companies Inc. Project) Series 2005, with the proceeds from a $4.0 million unsecured loan.  There were no borrowings outstanding under the new $20.0 million secured credit facility as of November 30, 2011; however we are limited to an additional $9.0 million in borrowings under this facility through its maturity due to prior borrowings under that facility which were repaid but reduced availability for future borrowings.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2011 and November 30, 2010.

Nine months ended November 30, (in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(25,658)	$8,579
Investing activities	(35,576)	(27,113)
Financing activities	47,398	28,174
Cash paid for capital expenditures	$(26,677)	$(23,793)

Operating Activities

Net cash used in operating activities was $25.7 million for the nine months ended November 30, 2011 compared to net cash provided by operating activities of $8.6 million for the nine months ended November 30, 2010 resulting in a swing of $34.3 million in operating cash flows.  The cash used in operating activities increased primarily as the result of changes in working capital items, as compared to the nine months ended November 30, 2010.

Investing Activities

Net cash used in our investing activities increased $8.5 million to $35.6 million in the nine months ended November 30, 2011 compared to $27.1 million in the nine months ended November 30, 2010.  Net cash used in investing activities for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 increased due to the commitment of $8.8 million of cash collateral related to our captive insurance arrangement as well as approximately $6.0 million of expenditures associated with our information technology replacement project, which was offset by proceeds from the sale of property plant & equipment and proceeds from Company owned life insurance loans.

Financing Activities

Net cash provided by financing activities increased $19.2 million to $47.4 million in the nine months ended November 30, 2011 compared to $28.2 million in the nine months ended November 30, 2010.  Net cash provided by our financing activities in the nine months ended November 30, 2011 include net borrowings of $66.2 million under our Revolving Credit Facility and other borrowings of $12.4 million, offset by $28.5 million of payments. New borrowings under the Revolving Credit Facility increased compared to prior year as part of the proceeds of the $250 million in Senior Notes were used to repay approximately $43.5 million of the Revolving Credit Facility in the prior year. The additional borrowings of $12.4 million, included $4.0 million for the refinancing of industrial revenue bonds during the first quarter and $8.0 million of unsecured borrowings available for seasonal liquidity.  The Company incurred approximately $1.7 million in costs associated with the ninth and eleventh amendments to the Credit Agreement and the creation of the new $20.0 million secured credit facility which were deferred and are being amortized on the effective interest method over the term of the various borrowings.

Capital Expenditures

Cash capital expenditures increased $2.9 million to $26.7 million for the nine months ended November 30, 2011 compared to $23.8 million in the nine months ended November 30, 2010. Cash and noncash capital expenditures were $29.2 million and $30.4 million as of November 30, 2011 and 2010, respectively. Cash and noncash capital expenditures decreased approximately $1.2 million primarily as the result of a decrease in capital lease activity which was offset by increased spending on existing manufacturing and other plant related equipment.  We are limited to $30.0 million of capital expenditures for the current fiscal year by our Credit Agreement.

We incurred approximately $6.0 million of capitalized software costs associated with our current IT replacement project compared to approximately $2.9 million in costs for the nine months ended November 30, 2010.

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

First Lien Term Loans A & B and First Lien Revolving Credit Facility

We currently have in place a Credit Agreement providing for a Revolving Credit Facility which provides financing up to $135.0 million. Indebtedness under our Revolving Credit Facility is guaranteed by certain of our subsidiaries and secured by first priority liens on substantially all of our assets, including appraised real estate, mineral rights and fixed assets.

As of November 30, 2011, the aggregate outstanding principal balance of our first lien term loan A (“term loan A”) and first lien term loan B (“term loan B”) and Revolving Credit Facility was $266.7 million. The balance of term loan A and term loan B was $79.8 million and $67.5 million, respectively, and borrowings under our Revolving Credit Facility were $119.4 million with an additional $15.6 million available as of November 30, 2011. Availability under our Revolving Credit Facility is restricted to a borrowing base equal to the sum of 85.0% of eligible accounts receivable excluding those over 120 days and 60.0% of eligible inventory.  The amount available under this calculation changes in line with the seasonality of our business.  The maximum borrowing base at November 30, 2011 was $209.4 million.  The borrowing base peaks around August each year with a low point at the end of the beginning of the first quarter.  The Revolving Credit Facility terminates on January 11, 2013, and each of our first lien term loans matures on January 10, 2014.

The interest rates for term loan A and term loan B borrowings as well as for loans made under the Revolving Credit Facility are calculated in accordance with the terms of the Credit Agreement and vary from time to time based on selections made as a result of changes in underlying reference interest rates. The interest rate options for loans under the Revolving Credit Facility, term loan A and term loan B depend on our total leverage ratio.  Our weighted average interest rate for the term loan A, term loan B and Revolving Credit Facility was 4.5%, 5.0% and 4.5% as of November 30, 2011, respectively and 3.8%, 4.3% and 4.0% as of February 28, 2011, respectively.

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

On August 29, 2011, we entered into a new $20.0 million credit facility which matures on March 1, 2012, and bears an interest rate of LIBOR plus a 5.0% margin.  There were no borrowings outstanding under the new $20.0 million secured credit facility as of November 30, 2011; however we are limited to an additional $9.0 million in borrowings under this facility through its maturity due to prior borrowings under that facility which were repaid but reduced availability for future borrowings.   Certain properties not previously encumbered are used as collateral under this $20.0 million secured credit facility.

Our total leverage ratio for any relevant period is defined as the ratio of “Average Indebtedness” for that period to “EBITDAR” for that period.  “Average Indebtedness” for any period means, (a) with respect to revolving loans, (i) the average daily outstanding principal amount of our revolving loans during such period less (ii) if such period ends within twelve months of August 18, 2010, $43.5 million and, (b) with respect to all other indebtedness, the outstanding principal amount of such indebtedness (or the equivalent amount for lease obligations) at the end of such period.  “EBITDAR” for any period means net income plus or minus other miscellaneous additions, such as certain non-recurring and other operating expenses plus the sum of the following (to the extent deducted in the computation of such net income and without duplication):  (a) depreciation expense and cost depletion; (b) amortization expense; (c) interest expense; (d) the sum (without duplication) of all taxes payable by us and our subsidiaries and restricted payments permitted in respect of taxes to our shareholders (but, if there is a net tax benefit, such tax benefit shall be deducted from net income in calculating EBITDAR); and (e) all expenses relating to synthetic leases and operating leases. This calculation is defined and calculated in accordance with the Credit Agreement. As of November 30, 2011 we complied with all of our covenant requirements as amended.

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

Land, Equipment and Other Obligations

We have various notes and mortgages resulting from the purchase of land and equipment.  On May 13, 2011, we redeemed $3.8 million representing all of the outstanding principal amount of the Susquehanna County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Stabler Companies Inc. Project) Series 2005.  On July 21, 2011 the

Company borrowed $8.0 million on an unsecured basis at a variable interest rate of LIBOR plus a margin of 4.0%.  This borrowing was repaid during the third quarter.  As of November 30, 2011, we had additional borrowings of $7.4 million of industrial development authority bonds with counties in Pennsylvania, $2.6 million outstanding on a three year equipment loan provided by Citizens Bank, and other loans with an aggregate outstanding balance of $15.7 million.

The original issuance of the industrial development authority bonds totaled $25.3 million with dates of maturity through May 2022. We maintain irrevocable, transferable letters of credit equal to the approximate carrying value of each bond. Each series of industrial development bonds bears interest at a variable rate, subject to conversion to a fixed rate at our option. The effective interest rate on these bonds ranged from 0.3% to 0.4% as of November 30, 2011. We are subject to annual principal maturities each year which are funded on either a quarterly or monthly basis, depending upon the terms of the original agreement. Our plant and equipment provide collateral under these borrowings and for the letters of credit. The loan agreements, letter of credit agreements and other bond documents contain representations, warranties, indemnifications and other covenants.

The original amount of the loan from Citizens bank was for $8.5 million and the purpose of the borrowing was to fund the acquisition cost of certain equipment, which serves as collateral under the agreement. The Citizens Bank loan is subject to covenants similar to those contained in our Credit Agreement.  We were in compliance with all our covenant requirements under such loan as of November 30, 2011.  The effective interest rate for the Citizens Bank loan is approximately 3.7% for the nine months ended November 30, 2011. All of our land and equipment obligations are secured by the land and equipment acquired using the proceeds of such financing.

We have various other loans secured by mortgages on real property or certain specified equipment. All loans provide for at least annual payments, which include interest up to 10.0% per annum. Generally, all loans are secured by the land and equipment acquired with the proceeds of such financing.

Capital Leases

We have various arrangements for the lease of machinery and equipment which qualify as capital leases.  These arrangements typically provide for monthly payments, some of which include residual value guarantees if we were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. Our capital lease obligation as of November 30, 2011 was $11.7 million.

CHANGES IN FUTURE CONTRACTUAL OBLIGATIONS

During the third quarter ended November 30, 2011, we entered into $0.6 million of forward contracts to purchase fuel. These contracts mature in fiscal 2013.  There were no other material changes to the contractual obligations disclosed in our Registration Statement under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Contractual Obligations.”.

OFF BALANCE SHEET ARRANGEMENTS

As of November 30, 2011, we had no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, taxes and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2011 as filed as part of the Company’s Registration Statement.  There have been no changes in our critical accounting policies and estimates from our February 28, 2011 financial statements.

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

•                  our ability to amend, extend or enter into new financing arrangements to refinance our existing financing arrangements and to generate a sufficient amount of cash to service our existing indebtedness, the notes and fund our operations

•                  the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, which may result in a lower than anticipated profit or incurrence of a loss on the contract;

•                  the weather, which can materially affect our business and makes us subject to seasonality;

•                  our operation in a highly competitive industry within our local markets;

•                  our dependence upon securing and permitting aggregate reserves in strategically located areas;

•                  risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•                  risks associated with our capital-intensive business;

•                  risks related to our failure to meet schedule or performance requirements of our contracts;

•                  changes to environmental, health and safety laws which may have a material adverse effect on our business, financial condition and results of operations;

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Credit Agreement and other variable rate debt.  As of November 30, 2011, we have $147.3 million in indebtedness outstanding under the term loan A and term loan B, and up to $135.0 million of potential borrowings ($119.4 million outstanding as of November 30, 2011) under our Revolving Credit Facility, in each case subject to variable interest rates.  Each change of 0.125% in interest rates would result in an approximate $0.7 million change in our annual interest expense in total on our borrowings under our term loan A, term loan B and our Revolving Credit Facility (assuming the entire $135.0 million was outstanding under our Revolving Credit Facility). Any debt we incur in the future could also bear interest at floating rates.

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

There was no change in our internal control over financial reporting during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Registration Statement under “Risk Factors.”

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), operators of a coal or other mine that file reports under Section 13(a) of the Exchange Act must include in each periodic report filed with the SEC certain information regarding health and safety violations at their mines.

The Dodd-Frank Act requires disclosure of the following categories of violations, orders and citations under the Federal Mine Safety and Health Act of 1977 (“Mine Act”): (1) Section 104 S&S Citations, which are citations issued for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard; (2) Section 104(b) Orders, which are orders issued upon a follow up inspection where the inspector finds the violation previously cited has not been totally abated in the prescribed time period; (3) Section 104(d) Citations and Orders, which are issued upon violations of mandatory health or safety standards caused by an unwarrantable failure of the operator to comply with the standards; (4) Section 110(b)(2) Violations, which result from the reckless and repeated failure to eliminate a known violation; (5) Section 107(a) Orders, which are given when the Mine Safety and Health Administration “MSHA” determines that an imminent danger exists and results in an order of immediate withdrawal from the area of the mine affected by the condition; and (6) written notices from MSHA of a pattern or potential to have a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e). In addition, the Dodd-Frank Act requires the disclosure of the total dollar value of proposed assessments from MSHA under the Mine Act, and the total number of mining related fatalities.

During the three months ended November 30, 2011, none of our operations: (i) received Section 104(b) Orders; (ii) had any flagrant violations under Section 110(b)(2); (iii) received Section 107(a) Orders; (iv) received notice from MSHA of a pattern of violations of mandatory health or safety standards under Section 104(e); or (v) had any mining-related fatalities.

The subsequent table lists the total dollar value of proposed assessments from MSHA under the Mine Act for the three months ended November 30, 2011.

Name of Operation *	Number of Inspections	Total Number of S&S Citations	Mine Act § 104(b) Orders	Mine Act § 104(d) Citations and Orders	Mine Act § 110(b)2 Violations	Mine Act § 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments	Total Number of Mining Related Fatalities
CONFER	1	0	0	0	0	0	$0	0
DRY RUN	1	0	0	0	0	0	300	0
ORBISONIA	1	0	0	0	0	0	1,494	0
SOMERSET	0	0	0	0	0	0	1,520	0
GETTYSBURG	0	0	0	0	0	0	675	0
SHIPPENSBURG	1	1	0	0	0	0	508	0
MT. CYDONIA I	1	3	0	0	0	0	7,676	0
MT. CYDONIA II	1	1	0	0	0	0	507	0
MT. CYDONIA III	1	1	0	0	0	0	300	0
WEAVERLAND	0	0	0	0	0	0	786	0
NARVON	0	0	0	0	0	0	100	0
LIMEVILLE	0	0	0	0	0	0	100	0
COMO	0	0	0	0	0	0	300	0
ALFRED STATION	1	1	0	0	0	0	100	0
FRANKLINVILLE	0	0	0	0	0	0	200	0
NAGINEY	1	1	0	0	0	0	699	0
ELIZABETHVILLE	1	1	0	0	0	0	208	0
CLIFFORD	1	2	0	0	0	0	948	0
NAZARETH	1	1	0	0	0	0	138	0
MARTINS CREEK	1	0	0	0	0	0	100	0
ORMROD	1	2	0	0	0	0	3,625	0
JAYNE BEND	1	0	0	0	0	0	308	0
SHESHEQUIN	1	0	0	0	0	0	1,757	0
Total	16	14	0	0	0	0	$22,349	0

*Only operations that have received violations, citations, orders and/or proposed assessments issued under the Mine Act have been included in this table.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL	Instance document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: January 17, 2012	By:	/s/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL	Instance document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*        Filed herewith.

**      Furnished herewith.