Form 10-K
period 2012-02-29
New Enterprise Stone & Lime Co., Inc.
filed 2012-12-17
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended February 29, 2012

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from                to

Commission File Number 333-176538

NEW ENTERPRISE STONE & LIME CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1374051
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

3912 Brumbaugh Road P.O. Box 77 New Enterprise, PA	16664
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (814) 766-2211

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of August 31, 2011, there was no established public market for the registrant’s Class A Voting and Class B Non-Voting Common Stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of October 31, 2012, the number of outstanding shares of Class A Voting Common Stock, with a par value of $1.00, of the registrant was 20,500.  As of October 31, 2012, the number of outstanding shares of Class B Non-Voting Stock, with a par value of $1.00, of the registrant was 250,925.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Except as otherwise specifically noted, all information contained herein is as of February 29, 2012 and does not reflect any events or changes in information that may have occurred subsequent to that date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended February 29, 2012 (“fiscal year 2012”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                  material weaknesses and significant deficiencies in our internal controls over financial reporting;

•                  risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•                  declines in public sector construction and reductions in governmental funding which continue to adversely affect our operations and results;

•                  our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•                  a decline in the funding of the Pennsylvania Department of Transportation, which we refer to as PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•                  difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•                  the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•                  the weather and seasonality;

•                  operation in a highly competitive industry within our local markets;

•                  our dependence upon securing and permitting aggregate reserves in strategically located areas;

•                  risks related to our ability to acquire other businesses in our industry and successfully integrating them with our existing operations;

•                  risks associated with our capital-intensive business;

•                  risks related to our ability to meet schedule or performance requirements of our contracts;

•                  changes to environmental, health and safety laws;

•                  our dependence on our senior management;

•                  our ability to recruit additional management and other personnel and are not able to grow our business effectively or successfully implement our growth plans;

•                  the potential for labor disputes to disrupt operations of our businesses;

•                  special hazards related to our operations that may cause personal injury or property damage;

•                  unexpected self-insurance claims and reserve estimates;

•                  material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•                  cancellation of significant contracts or our disqualification from bidding for new contracts;

•                  general business and economic conditions, particularly an economic downturn; and

•                  the other factors discussed in the section of this Annual Report on Form 10-K titled “Item 1A—Risk Factors.”

i

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ii

iii

PART I

Item 1.                                                         BUSINESS.

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 15 heavy contractors based on revenues in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of: aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; ready mixed concrete production; and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from multiple end-use markets, including highway construction and maintenance, residential and non-residential construction and energy production, including operators in the coal and natural gas industries. We believe we are the only heavy/highway contractor in Pennsylvania with the diversity of construction materials and services that we offer. As a result, we are able to meet a wide range of customer requirements on a local scale. A significant portion of our revenues, both through direct and indirect sales, are generated from PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority and other agencies in the Commonwealth of Pennsylvania.

Through four generations of family management, we have grown both organically and by acquisitions and now operate 52 quarries and sand deposits, 33 hot mix asphalt plants, 20 fixed and portable ready mixed concrete plants, five concrete products production plants, three lime distribution centers and seven construction supply centers. Our traffic safety services and equipment business operates five manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record.

Corporate Information

New Enterprise Stone & Lime Co., Inc. (which we refer to as NESL) is a Delaware corporation initially formed as a partnership in 1924. Our principal executive offices are located at 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, PA 16664, and our telephone number is (814) 766-2211.

Our Markets

Our vertically integrated construction materials and heavy/highway construction businesses operate in competitive regional markets. Many of our contracts are awarded based on a “sealed bid” process, which dictates that the lowest price bidder must be chosen. This dynamic forces us to compete against major, national suppliers and smaller, local operators. We believe that our extensive operational footprint and local market knowledge allow us to bid effectively on jobs, to obtain a unique understanding of our customers’ evolving needs and, most critically, to maintain favorable positions in the markets for our products and services, enabling us to submit lower price bids while maintaining our profitability.

We maintain strategically located construction materials operations across Pennsylvania and western New York. We also provide heavy/highway construction services, primarily in Pennsylvania and, to a lesser degree, into Maryland, West Virginia and Virginia. We operate traffic safety equipment manufacturing facilities and sell these products across the United States and we provide maintenance and traffic protection services primarily in the eastern United States.

Pennsylvania and Western New York

We operate primarily throughout Pennsylvania and western New York. The geography and natural resources of this area contribute to this region being one of the largest consumers of construction aggregates in the United States.

Pennsylvania, which was the second largest producer of crushed stone and the fifth largest producer of cement in the United States in 2011, is located between the major consumer markets of the eastern United States and the large agricultural and industrial regions of the Midwestern United States, with an extensive and heavily utilized interstate system connecting the two. In addition, the state has a widely dispersed and dense rural population that requires approximately 120,000 miles of paved roads throughout the state that must be maintained on a regular basis. A high percentage of the state’s roads are built in frost susceptible areas which, when subject to the typical freeze-thaw cycles of Pennsylvania’s climate, create excess pavement stresses, deformation and surface degradation, all requiring road maintenance.

The Appalachian ridge, located in the central part of the state and close to many of our facilities, contains expansive coal strip mining production and Marcellus Shale’s gas well drilling and pipeline expansion, all of which require extensive road networks, and related road maintenance, that provide an additional market for our construction materials and heavy/highway construction. This same area has been the site of recent wind farm expansion. The construction of wind farms and the associated power generation facilities consume substantial amounts of aggregates and ready mixed concrete.

The geography and natural resources of Pennsylvania, western New York and the surrounding states provide a robust market for our product offerings. Geographically, the locations of our quarries allow us to reach a large market area in Pennsylvania and the western part of New York. Our highway construction division can perform work throughout Pennsylvania and is able to respond to this market with aggregates, concrete, blacktop paving and highway construction services. Furthermore, our geographically diverse facilities are situated to maximize the consumption trends in this region. The higher growth areas of eastern Pennsylvania have slowed during the recession. Conversely, our western and central Pennsylvania and New York locations are focused on the less cyclical core highway maintenance and heavy/highway construction, as well as the more stable residential and agricultural needs in these areas.

Public Sector

Public sector construction includes spending by federal, state and local governments for highways, bridges and airports, as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Generally, public sector construction spending is more stable than private sector construction. Public sector spending is less sensitive to interest rates and often is supported by multi-year legislation and programs. A significant portion of our revenue is from public highway construction projects. As a result, the funding for public highway construction significantly impacts our market.

The level of state spending on infrastructure varies across the United States and depends on the needs and economies of individual states. However, a large part of any state’s public expenditure on transportation infrastructure is a factor of the amount of federal funds it receives for such purposes. During its fiscal year ended June 30, 2011, PennDOT spent approximately $6.5 billion on transportation projects and administration, which includes its federal funds allocation. In addition, the Pennsylvania Turnpike Commission, the roads of which are located near many of our facilities, receives toll revenue less susceptible to variations in state funding which it utilizes for its maintenance and construction operations. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 is $6.8 billion, approximately 90% of which amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system. The New York Thruway, also in our market area, is a toll road with dedicated funding outside of the New York Department of Transportation.

Private Sector

This market includes both non-residential and residential construction and is more cyclical than public construction.

Private non-residential construction includes a wide array of project types. Overall demand in private non-residential construction is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates a demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, schools and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies, as well as the need for additional residential construction. Construction activity in this end-market is influenced by the ability to finance a project and the cost of such financing.

The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises a small portion of housing demand. Construction activity in this end-market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of subdivision development and residential construction, and later as part of driveways or parking lots.

United States housing starts peaked in 2005 at just over 2.0 million units. During 2007, 2008 and 2009, housing starts declined approximately 25%, 33% and 39%, respectively, but have increased approximately 6% in 2010, and 4% in 2011, according to the National Association of Homebuilders. The housing starts in the Pennsylvania market in which we operate had a similar decline and rebound. We believe lower home prices and attractive mortgage interest rates are positive factors that should continue to impact single-family housing construction in 2012 and beyond.

Consistent with past cycles of private sector construction, private non-residential construction remained strong after residential construction peaked in 2006. However, in late 2008, contract awards for non-residential buildings in the United States peaked. By April 2011, contract awards for non-residential construction had declined approximately 40% from its peak in 2008.

Our Competitive Strengths

The following characteristics provide us with competitive advantages relative to others that operate in our markets. While our competitors may possess one or more of these strengths, we believe we are a leader in our markets because of our full complement of these attributes. Our strengths include:

Leading Market Positions

We are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 15 largest highway contractors based on revenues in the United States, according to industry surveys. These leading market positions are driven by our regionally focused operational footprint, which facilitates efficient, low-cost product delivery and responsiveness to customer demands, which are essential to maintaining existing customers and securing new business.

Vertically Integrated Business Model

We generate revenue across a spectrum of related products and services. We are able to mine our quarries to extract aggregates that we use to produce ready mixed concrete and hot mix asphalt materials, which may be utilized by our heavy/highway construction business to service end customers. Our vertically integrated business model enables us to operate as a single source provider of materials and construction capabilities, creating economic, convenience and reliability advantages for our customers, while at the same time creating significant cross-marketing opportunities among our interrelated businesses. Our vertical integration model, combined with the breadth of our construction materials offerings, enhances our position as a construction materials supplier and as a bidder on complex multi-discipline construction projects. In instances where we may not win a local construction contract, for example, we may often serve as a subcontractor or significant supplier to the winning bidder, creating additional revenue opportunities.

Favorable Market Fundamentals

We work extensively for PennDOT and other governmental entities within Pennsylvania which are responsible for the state’s roads and highways. Pennsylvania’s diversified economy is heavily reliant on the state’s approximately 120,000 miles of interstate, state and local roads, and approximately 31,400 state and local bridges. Pennsylvania has the nation’s sixth largest gross state product and the nation’s fifth largest road network, which serves as a critical highway transportation route connecting midwestern manufacturing centers and the northeast corridor. The Pennsylvania State Transportation Advisory Committee, in its report dated May 2010, identified over $3.0 billion of annual unmet state and local highway and bridge funding needs in excess of currently available funding levels. Subsequently, Pennsylvania’s governor appointed the Transportation Funding Advisory Commission, which we refer to as TFAC, aimed at developing a plan to fund the unmet needs found in the May 2010 report. TFAC issued its final report dated August 2011, which recommended additional annual funding sources of $2.7 billion to be phased in over a five-year period. Pennsylvania’s bridges are the fourth oldest in the nation and the state ranked first in 2010 in the number of structurally deficient bridges. We believe our construction materials locations, understanding of various specifications, project management and skilled labor position us to take advantage of these favorable dynamics and enable us to provide competitive bids on most public sector projects in Pennsylvania.

Substantial Reserve Life

We estimate that we currently own or have under lease approximately 2.1 billion tons of proven and probable aggregate reserves, with an average estimated useful life of 115 years at current production levels. These reserves are located across our market area, creating a balanced distribution of reserves to serve customers across our markets. With our long operating experience and local knowledge, we believe we are highly qualified to efficiently identify and develop new quarry opportunities or quarries that become available for acquisition.

High Barriers to Entry

We benefit from barriers to entry that affect both potential new market entrants and existing competitors operating within or near our markets. The high weight-to-value ratio of aggregates and concrete products and the time in which hot mix asphalt and ready mixed concrete begin to set limit the efficient distribution range for these products to roughly a one-hour haul time. Our regionally focused operational footprint allows us to maintain lower transportation costs and compete effectively against large and small players in our local markets.

Quarry and construction operations are inherently asset intensive and require significant investments in land, high-cost equipment and machinery, resulting in significant start-up costs for a new business. We own most of the equipment and machinery used at our facilities, creating an advantage over potential market entrants. The complex regulatory environment and time-consuming permitting process, especially for opening new quarries, add further start-up costs and uncertainty for new market entrants.

Our regional focus and local knowledge, acquired through decades of operating experience, enhance our ability to bid effectively and win profitable contracts. We believe our experience allows us to distinguish ourselves from other competitors in this regard.

Experienced and Dedicated Management Team

Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul Detwiler, Jr., and our Vice Chairman and Chief Executive Officer, Donald Detwiler, have spent their entire careers working at NESL (54 and 47 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul Detwiler, III and Steven Detwiler, and Donald’s son-in-law, James W. Van Buren, hold executive officer positions and serve on our Board of Directors and Executive Committee. Our President and Chief Financial Officer, Paul Detwiler, III, joined us in 1981. Our Executive Vice President and Chief Operating Officer, James W. Van Buren, joined us in 1991. Steven Detwiler joined us in 1990 and currently serves as our Senior Vice President-Construction Materials and President of our Buffalo Crushed Stone Division.  G. Dennis Wiseman joined us in 1984 and currently serves as our Chief Accounting Officer and Assistant Secretary. The senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers with an average of approximately 34 years of experience. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our business lines and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in 20 years.

Our Business Strategy

We are focused on growing our sales, profitability and cash flow and strengthening our balance sheet by capitalizing on our competitive strengths, reinvesting in our core businesses and pursuing selective acquisitions in contiguous markets. Key elements of our business strategy include:

Leverage Our Vertically Integrated Business Model

We generate revenue across a spectrum of related products and services, which compose a vertically integrated business that provides both raw materials and construction services. By maintaining production and cost control over this vertically integrated supply chain, we believe we are better able to serve our customers and be a low-cost supplier. We intend to leverage this vertical integration to continue to minimize our costs, improve our customer service and win profitable new business.

Maintain a Competitive Position in Our Markets

We are competitive in the areas we serve due to our extensive network of quarries and related operations that facilitate efficient distribution throughout our geographical market area. We believe that our vertically integrated model, including our network of operational facilities, as well as our tightly managed costs, project management, safety and educational training, technological improvements and value engineering focus all further drive our low-cost position. We continuously work to exploit new technologies, such as implementing improved global positioning systems to monitor truck delivery activity and increase precision in construction projects. These technological improvements, coupled with our comprehensive employee training program and health and safety training programs and policies, allow us to make optimal use of our employees and equipment, operate safely and lower our insurance claims. Our extensive operating experience allows us to identify value engineering opportunities on certain projects, allowing us to propose enhancements to project specifications which we believe save our customers money and enhance our profitability. The mechanics of the “sealed bid” process that govern many of our contract awards require that we submit a bid that is low enough to win the business, but also includes a margin sufficient to maintain profitability. We will continue to manage our business aggressively to minimize costs to ensure that we are positioned to continue to win competitive, profitable new business in our markets.

Capitalize on Our Strategically Located Operations to Expand Market Share

We believe our existing operational footprint places us in proximity to some of the strongest market opportunities in the mid-Atlantic and western New York regions. Our proximity to areas of high construction activity, including the extensive Pennsylvania and western New York road networks and the Pennsylvania coal and gas industries, creates attractive revenue opportunities for which we are particularly well positioned relative to both major, national and smaller, local competitors. Our strategically situated construction materials locations create an inherent competitive advantage for us in our markets. We intend to continue to capitalize on these advantages to increase revenues and drive profitability. In those instances where our construction materials locations do not create an inherent competitive advantage, we remain competitive through our local knowledge of required specifications and industry expertise.

Drive Profitable Growth Through Reinvestment and Strategic Acquisitions

Through over 86 years of operations, we have developed significant experience and expertise in identifying and executing new growth opportunities. We expect to continue to enhance our overall competitive position and customer base by reinvesting in our business. Additionally, we will continue to opportunistically pursue accretive acquisitions of complementary construction materials businesses in contiguous markets that may become available to us. We also anticipate that we will leverage our experience to develop more greenfield quarry locations within or adjacent to our current markets.

Our Industry

Our core construction materials, heavy/highway construction and traffic safety services and equipment businesses are organized to deliver customers products and services from six interrelated industry sectors:

•                  aggregates;

•                  hot mix asphalt;

•                  ready mixed concrete;

•                  concrete products;

•                  heavy/highway construction; and

•                  traffic safety services and equipment.

Competitors in these industries range from small, privately held firms that produce a single product, to multinational corporations that offer a comprehensive suite of construction materials and services, including design, engineering, construction and installation. However, day-to-day execution for construction materials for all competitors remains local or regional in nature based upon typical value-to-weight ratios which limit the distance construction materials can be transported in a cost effective manner.

Transportation infrastructure projects represent a substantial portion of the overall U.S. infrastructure market. These projects are driven by both state and federal funding programs. The current federal funding program, Safe, Accountable, Flexible, Efficient Transportation Equity Act, which we refer to as SAFETEA-LU, was enacted in August 2005. SAFETEA-LU authorizes funds for the Highway Trust Fund, and these funds, which are allocated to states pursuant to specified formulas, are utilized for the maintenance of highways and roads. With approximately 120,000 miles of interstate, state and local roads and approximately 31,400 state and local bridges, Pennsylvania currently has the fifth largest allocation of the Federal SAFETEA-LU budget, receiving approximately $1.6 billion annually since SAFETEA-LU’s inception. On September 16, 2011, however, the Surface and Air Transportation Programs Extension Act of 2011 became law and extended SAFETEA-LU through March 31, 2012, which cut the previous Highway Trust Fund spending of approximately $42 billion annually by half. During 2012 Congress passed a two year bill, Moving Ahead for Progress, or MAP21, which provides relatively flat infrastructure funding for Pennsylvania.

In addition to federal funding, highway construction and maintenance funding is also available through state agencies. In Pennsylvania, new highway and bridge construction and maintenance is coordinated by PennDOT. During its fiscal year ended June 30, 2011, PennDOT spent approximately $6.5 billion on transportation projects and administration, which includes its federal funds allocation. Typically the federal government funds a portion of PennDOT’s annual budget, while Pennsylvania funds the balance through the Motor License Fund, which we refer to as MLF. MLF funds are mandated per the state constitution to fund expenditures on highways and bridges and may not be reallocated to other state funding needs in the annual budgeting process. The Pennsylvania Turnpike Commission has a budget that is currently separate from PennDOT. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 was $6.8 billion, approximately 90% of which amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system.

PennDOT and the Pennsylvania Turnpike Commission have historically provided consistent demand for construction materials and projects in our markets. In addition, we also bid on purchase order contracts for hot mix asphalt and aggregates supplied directly to PennDOT maintenance districts and municipalities.

Construction Materials

Aggregates

The aggregates industry generated over $17.5 billion in sales through the production and shipment of 2.0 billion metric tons in 2010 in the United States, according to the United States Geological Survey, which we refer to as USGS. In the third quarter of 2011, domestic production for selected construction materials (cement, construction sand and gravel and crushed stone) increased significantly compared with the second quarter of 2011, as work continued on previously planned construction projects, partly funded through ARRA. Aggregates include materials such as gravel, crushed stone, limestone and sand, which are primarily incorporated into construction materials, such as hot mix asphalt, cement and ready mixed concrete. Aggregates are also used for various applications and products, such as railroad ballast, filtration, roofing granules and in solutions for snow and ice control. The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,600 companies operating 3,900 quarries and 93 underground mines produced or sold crushed stone valued at $11.0 billion in 2011 in the United States.

Transportation cost is a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins.

The demand for aggregates is a function of several factors, including transportation infrastructure spending and changes in population density. In the past few years, the recession in the United States has led to a decrease in overall private construction activity. Despite the increase in federal stimulus spending, public construction activity has also suffered a decline over this period. After continued decline following the recession in 2008 and 2009, the construction industry began to show signs of improvement during 2011, with increased production and consumption of aggregates such as cement, construction sand and gravel and gypsum. Crushed stone production, however, continued to decline. While both production and consumption of crusted stone remained constant from 2009 to 2010, in 2011 estimated production and consumption fell by approximately 4.0% each year, to 1.11 billion metric tons and 1.16 billion metric tons, respectively. Annual output of construction sand and gravel for consumption dropped in 2008, 2009 and 2010, but rose slightly in 2011 to 790 million metric tons.

We believe that the long-term growth of the market for aggregates is largely driven by growth in population, jobs and households. While short-term and medium-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high.

A significant portion of our aggregates are utilized in heavy/highway construction projects. Highways located in our markets are particularly vulnerable to freeze-thaw conditions that lead to excessive pavement stress and surface degradation conditions. The highway pavement deterioration in our markets is accelerated by the large volume of intrastate and interstate trucking in Pennsylvania given its location between the eastern United States consumer markets and other agricultural and industrial regions of the United States. Surface maintenance repairs, as well as general highway construction and repair, occur in the warmer months. Heavy/highway construction in our target markets tends to be similarly seasonal. As a result, our aggregate business is seasonal in nature as the majority of production and sales occur in the eight months between April and November.

Hot Mix Asphalt

Hot mix asphalt is the most commonly utilized pavement surface. Hot mix asphalt is produced by mixing asphalt cement and aggregate. The asphalt cement is heated to increase its viscosity and the aggregate is dried to remove moisture from it prior to mixing. Paving and compaction must be performed while the asphalt is sufficiently hot, typically within a one-hour haul from the production facility. In many parts of the country, including the market in which we operate, paving is generally not performed in the winter months because of cold temperatures.

Asphalt pavement is one of the building blocks of the United States. The United States has more than two million miles of paved roads and highways, 94% of which are surfaced with asphalt.

The United States has approximately 4,000 asphalt plants. Each year, these plants produce 500 to 550 million tons of asphalt pavement material worth in excess of $30 billion. The industry directly employs approximately 300,000 in the United States. Asphalt pavement material is a precisely engineered product composed of approximately 95% stone, sand and gravel by weight, and approximately 5% asphalt cement, a petroleum product. Asphalt cement acts as the glue to hold the pavement together.

Asphalt is the United States’ most recycled material, with approximately 73 million tons of asphalt pavement reclaimed each year and over 95% of that total reused or recycled. Reclaimed asphalt pavement is reusable as an aggregate mixture. In addition, the asphalt cement in the reclaimed pavement when reheated is reactivated to become an integral part of the new pavement. The recycled asphalt pavement replaces part of the new liquid asphalt cement required for the mixture, thereby reducing costs for asphalt mixtures.

Ready Mixed Concrete

Demand for ready mixed concrete is driven by its highly versatile end use applications. The ready mixed concrete industry generated approximately $30 billion in sales in 2011 through the shipment of approximately 266 million cubic yards in the United States, according to the National Ready Mixed Concrete Association. Ready mixed concrete is created through the combination of coarse and fine aggregates with water, various chemical admixtures and cement. Given the high weight-to-value ratio, delivery of ready mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 - minute window in which newly mixed concrete must be poured to maintain quality and desired performance characteristics. Most industry participants produce ready mixed concrete in batch plants and use concrete mixer trucks to deliver the concrete to customers’ job sites. Ready mixed concrete, which is poured in place at a construction site, can compete with other precast concrete products and concrete masonry block products.

According to the National Ready Mixed Concrete Association, it is estimated that that there are approximately 5,500 ready mixed concrete plants in the United States. The North American ready mixed concrete industry is highly fragmented. Given that the concrete industry has historically consumed approximately 75% of all cement produced annually in the United States, many cement companies choose to be vertically integrated. Additionally, we face competition from precast concrete manufacturers, with approximately 2,000 manufacturers in the United States.

Concrete Products

Precast and prestressed concrete products are utilized in highway construction to build bridges and decks and in non-residential construction to build a broad range of large structures such as parking garages, prison cells and sports stadium risers. Precast and prestressed concrete products offer many building advantages, including flexibility in design, speed to completion and low maintenance.

Masonry blocks are widely used in the construction of buildings, such as foundations, arches and retaining walls. Masonry blocks continue to grow in popularity because of their durability and relative low cost. Most of the companies that produce masonry blocks, such as ours, also produce other concrete-related products, including architectural block, pavers and franchised building systems such as Anchor® Segmental Retaining Walls, which can be manufactured centrally and shipped to the point of installation.

Heavy/Highway Construction

Heavy/highway construction businesses provide a broad range of transportation and site preparation construction services, including grading and drainage, building bridge structures and concrete and blacktop paving services. While we provide services for a range of projects from driveway construction to the construction of new interstate highways, our business is primarily focused on structures, road construction and maintenance and blacktop/concrete paving. In general, the highway construction industry’s growth rate is directly related to federal and state transportation agencies’ funding of road, highway and bridge maintenance and construction. While public sector spending for highway construction has increased over the past two years, primarily as a result of federal stimulus money released under the ARRA, the simultaneous decrease in private sector spending has resulted in a contraction of the overall market. In Pennsylvania, public spending on third-party highway construction in 2011 was approximately $1.8 billion due to reallocation of funds by the state that shifted funds from certain other existing projects. Public spending on third-party highway construction for 2012 is budgeted at approximately the same levels as in 2011.

In its 2008 report to Congress, the United States Department of Transportation, which we refer to as USDOT, found that current highway expenditures would need to increase by approximately 90% to allow the nation to significantly improve highway conditions and reduce congestion. The federal government is currently examining the future needs of the nation’s surface transportation system, including new sources of funding.

We stand to benefit from the additional federal investments in our core Pennsylvania and western New York markets as municipal, state, and federal agencies represent our largest customer base. We believe we will also benefit from the renewed emphasis on investments in Pennsylvania’s transportation and highway systems at the state level. Along with the rest of the country, Pennsylvania has decreased its highway construction, but it has not kept pace with its growing investment needs. In April 2010, the federal government denied Pennsylvania’s plan to toll Interstate 80, which created an immediate decrease of approximately $450.0 million to funding for highways and transit in Pennsylvania’s fiscal year 2010.

The TFAC finalized a Transportation Funding Study in May 2010 which concluded that Pennsylvania needs to invest an additional $3.5 billion annually from federal, state and local sources, which investment must grow with inflation, if Pennsylvania is going to upgrade its infrastructure and maintain it in a state of good repair. The recommended funding needs for highways and bridge construction and maintenance in the study for 2010 was $2.6 billion in additional funds for state-owned facilities and $432 million for local government projects. To address these needs, the Governor appointed TFAC in 2011.  TFAC provided a final recommendation in its report dated August 2011 that is a partial solution to the $3.5 billion annual shortfall by developing additions to the existing revenue stream equal to $2.7 billion annually.  The proposal ramps up the revenue, beginning with over $600 million of new money in year one, to $2.7 billion in year five.  The majority of the income comes by incrementally increasing the cap on the state’s Oil Company Franchise Tax.

Traffic Safety Services and Equipment

The traffic safety services and equipment industry comprises companies that produce, sell and set up traffic safety equipment in the United States. Traffic safety products generally consist of portable products such as message boards, arrow boards and speed awareness monitors, as well as traffic cones, barrels and signs. Demand for traffic safety services and equipment is particularly sensitive to changes in activity in the highway construction end-market. While significant challenges to the traffic safety equipment industry remain due to the recent economic downturn, we believe that the long-term growth prospects for the industry are favorable, given increasingly stringent highway and workplace safety regulations and standards, in addition to an anticipated cyclical recovery in highway spending.

Our Operations

We operate our construction materials, heavy/highway construction and traffic safety services and equipment businesses through local operations and marketing teams, which work closely with our end customers in the local markets where we operate. We believe that this strong local presence gives us a competitive advantage by keeping our costs low and allows us to obtain a unique understanding for the evolving needs of our customers.

We have construction material operations across Pennsylvania and western New York. We provide heavy/highway construction services in these markets and, to a lesser degree, Maryland, West Virginia and Virginia. We operate traffic safety equipment manufacturing facilities and sell these products across the United States. Additionally, we provide maintenance and traffic protection services primarily in the eastern United States.

Construction Materials

We are a leading provider of construction materials in Pennsylvania and western New York. Our construction materials operations comprise: aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; ready mixed concrete production; and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. We also operate transportation facilities complete with deep water port facilities for bulk cargo storage, railroad transportation and other transportation and distribution at the Port of Buffalo.

Our largest construction materials customer is our heavy/highway construction operations which are almost wholly supplied with our construction materials.  Additionally, our largest external customer is PennDOT.

Our Aggregate Operations

Aggregate Products

We mine limestone, sandstone, dolomite, clay, gravel, white quartzite and other natural resources from 52 quarries and sand deposits throughout Pennsylvania and western New York. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.  According to the USGS, we were the tenth largest crushed stone producer in the United States in 2010.

Once extracted, the minerals are processed and/or crushed on site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used in ready mixed concrete, hot mix asphalt, the construction of road base for highways, ditch and pipe bedding, drainage channels, retaining walls and backfill. Our sand products are used in the production of masonry grout, ready mixed concrete and hot mix asphalt as well as sand traps on golf courses, baseball fields and landfill cover. Pulverized limestone is primarily used as an absorbent for sulfur dioxide gases in power generation. Farmers use agricultural lime to reduce the acidity level in soil and enhance crop growth.

Transportation cost is a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the products at the plant. As a result of high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. Our operations near Allentown, Pennsylvania are located in a strategic position of the densely populated eastern Pennsylvania corridor and our Buffalo, New York operations are also in an area of high population density.

However, more recently, rising land values combined with local environmental concerns are forcing production sites to move further away from the end-use locations. Our extensive network of quarries, plants and facilities, located throughout Pennsylvania, New York and Delaware ensures that we have a nearby operation to meet the needs of customers in Pennsylvania, New York, Delaware, Maryland, West Virginia, Virginia and New Jersey.

Aggregate Markets

The shipping distance from each quarry and the proximity to competitors are key factors that determine the geographic market area for each quarry. Each quarry location is unique in that demand for each product, proximity to competition and truck availability are different. Accordingly, our aggregate customers are generally located within Pennsylvania, Delaware, northern Maryland and western New York.

Aggregate Reserves

Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.1 billion tons of proven and probable aggregate reserves, with an average estimated useful life of 115 years at current production levels.  See “Item 2 — Properties.”

Aggregate Sales and Marketing

Each of our aggregate operations is responsible for the sale and marketing of its aggregate products. The method that each entity employs to sell aggregates is similar and varies by customer type. Standard price lists are developed for each construction season. This list is used to establish a list price and is typically discounted for contractors or special customers. Large orders are quoted to each contractor in a bidding process and pricing is established based on plant and haul costs, plus appropriate margins.

Most bids to non-governmental agencies are either accepted or negotiated with the end result being a purchase order at a fixed price for a specified amount during a given period of time. Bids submitted directly to a governmental agency generally utilize the low bid process. The low bidder is responsible for providing the material within specifications at a specific location for the bid price. We will also negotiate long-term (greater than one year) supply contract agreements at predetermined prices.

Aggregate Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,600 companies operating 3,900 quarries and 93 underground mines produced or sold crushed stone in 2011 in the United States. This fragmentation is a result of the cost of transporting aggregates, which limits producers to a market area within 100 miles of their production facilities.

Lehigh Hanson Building Materials America, PLC (a unit of Heidelberg Cement Group), Oldcastle, Inc. and Lafarge Corporation are our largest aggregate producer competitors across all of our market areas.

Our Hot Mix Asphalt Operations

Hot Mix Asphalt Products

Our hot mix asphalt products are produced by heating asphalt cement to increase its viscosity and drying the aggregate to remove moisture from it prior to mixing. Hot mix asphalt consists of approximately 95% stone, sand and gravel by weight, and approximately 5% of asphalt cement that serves as a binder. The aggregates used for our production of these products are generally supplied from internal sources through our construction materials division and through purchases of bitumen from third party suppliers. Since bitumen is a by-product of petroleum refining, the price of this material is aligned with the price of oil. The asphalt and aggregates mixture is heated to a temperature of approximately 300 degrees Fahrenheit. While still hot, the paving mixture is transported by truck to a mechanical spreader where it is placed in a smooth layer and compacted by rollers.

As part of our vertically integrated structure, we operate 33 hot mix asphalt plants and seven blacktop paving divisions.

Hot Mix Asphalt Markets

Each of our hot mix asphalt operations operate independent paving crews that service various markets. Our Pennsylvania hot mix asphalt plants generate the majority of their revenue through sales to our heavy/highway construction division, which then places the material under contract with the owner, typically a governmental agency such as PennDOT or the Pennsylvania Turnpike Commission. Our New York operation does not operate any paving crews, but does sell hot mix asphalt to paving contractors.

Each hot mix asphalt plant is unique in that demand for hot mix asphalt, proximity to competition, transportation costs and supply of aggregates are different. Most of our hot mix asphalt operations use a combination of company- owned and hired haulers to deliver materials. Hauling costs can range from 5% to 20% of the total cost of the materials. To optimize crew demand and costs, each hot mix asphalt operation has a fleet manager and plant dispatchers. Our New York operations contract for delivery and do not have their own delivery trucks.

Aggregates are another major factor in the cost of producing hot mix asphalt. In an effort to reduce cost, we have located the majority of our hot mix asphalt plants in our aggregate quarries. This is the most efficient production method because costs associated with transporting the raw materials are minimized. However, we do operate facilities that are not at quarries. These facilities are situated to meet market demand due to the constraint that the hot mix asphalt material can only be in a truck for one hour before it cools too much to compact correctly on the job site.

The preparation and placement of the hot mix asphalt is also a major cost. Most of our hot mix asphalt operations operate paving crews. The management of these crews is regionalized and is typically located near a plant. We operate seven blacktop paving divisions throughout Pennsylvania, Maryland and West Virginia. In addition to paving crews, each hot mix asphalt operation also operates a number of grading/preparation crews. Depending on project size, we will hire subcontractors or, in certain cases, will utilize our heavy/highway construction division to prepare a site for paving.

We also generate revenue by selling material freight on board plant or quarry. On many Pennsylvania highway projects, we will quote hot mix asphalt freight on board, or in place to the competition, as well as bid a project directly as the prime contractor.

Hot Mix Asphalt Sales and Marketing

Hot mix asphalt customers include our own heavy/highway construction, other heavy/highway contractors and state and federal agencies, building contractors and homeowners. One of our largest hot mix asphalt customers is PennDOT. Each individual hot mix asphalt operation estimates, markets and performs its own work. The sales and marketing process is divided into two categories: PennDOT and other government projects and private projects. Our hot mix asphalt operations will bid on state, township, county or other governmental entities’ projects under the “sealed” bid system. Each project is estimated and quoted to the requesting municipality. This is most often the case for hot mix asphalt put in place, however, some municipalities and DOT maintenance districts have their own paving crews and in those instances, the project is bid freight on board plant or delivered to PennDOT crews.

Sales to private entities are typically submitted to the owner as a quoted price. Key factors for obtaining sales from private entities are the relationship with the owner or contractor and price. Our sales and estimating staff are responsible for maintaining and enhancing customer relationships and prospecting new customers and projects.

Our New York hot mix asphalt business is based predominantly on its relationships with paving contractors and pricing projects competitively. It also provides material quotes directly to those government agencies that have their own paving crews.

Our Ready Mixed Concrete Operations

Ready Mixed Concrete Products

We are one of the leading suppliers of ready mixed concrete in Pennsylvania and western New York according to the most recent industry surveys. We produce ready mixed concrete by blending aggregates, cement, chemical admixtures in various ratios and water at our concrete production plants and placing the resulting product in ready mixed concrete trucks where it is then delivered to our customers. Our construction aggregates region serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready mixed concrete operations. Aggregates are a major component in ready mixed concrete, comprising approximately 60%-75% of ready mixed concrete by volume. Our wide variety of mixes, which are certified for use by PennDOT, the New York Department of Transportation and other state and federal agencies, are used in activities ranging from building construction to highway paving.

We operate 20 fixed and portable ready mixed concrete plants for highway paving and bridge construction.

Each plant’s capacity is determined, to a large degree, by the local plants production capacity and the number of ready mixed concrete trucks dispatched out of each location. However, trucks can be re-routed to accommodate demand fluctuations at a given plant. Currently, we operate a fleet of approximately 180 ready mixed concrete trucks.

Ready Mixed Concrete Markets

Due to the finite time before concrete hardens, our market area is limited to an approximate one-hour hauling radius around a plant. Portable ready mixed concrete plants allow for an extended marketing area, but are only cost effective for larger projects in excess of 5,000 cubic yards. Our ready mixed concrete customers are generally located within Pennsylvania, northern Maryland and western New York. One of our largest ready mixed concrete customers is our precast concrete products division, which employs ready mixed concrete for the production of structural precast concrete structures such as bridge beams, double tee beams, modular prison cells and stadium risers.

Ready Mixed Concrete Sales and Marketing

Each of our ready mixed concrete operations is responsible for the sale and marketing of its ready mixed concrete products. The method that each operation employs to sell ready mixed concrete is similar and varies by customer type. Standard price lists are developed for each construction season. This list is used to establish a list price and is typically discounted for contractors or special customers. The majority of direct bids are either accepted or negotiated with the end result being a purchase order at a fixed price for a specified amount during a given period of time. Larger projects with multi-year construction phases have price increases built into the bids.

Our Concrete Products Operations

Our Precast/Prestressed Products Operations

We produce precast/prestressed concrete components for highway bridges and various commercial structures, including I-beams, box beams, double tee beams, stadium risers, prison cells and wall panels. Each of these products is manufactured pursuant to unique specifications for each particular job. Prestressed concrete units can then be used in the construction of bridges, modular correctional facilities, parking structures and sports facilities. We supplied the components for such projects as PNC Park, Beaver Stadium, Lincoln Financial Field and parking garages for Children’s Hospital in Philadelphia and the North Shore Parking Garage in Pittsburgh. Our ready mixed concrete operations supply the high strength mixes used in the precast/prestressed beams, stadium risers, prison cells and wall panels we produce. Our sales staff work with our engineers and production staff to maximize value and reduce overall construction time. Our precast/prestressed manufacturing and sales facility is located in Roaring Spring, Pennsylvania with an additional sales office in Center Valley, Pennsylvania. Our manufacturing facility produces prestressed concrete bridge beams and a number of commercial structural building components.

Precast/Prestressed Concrete Products Markets

The two primary factors that influence market size for bridge and commercial products are the distance from our facilities to the project and the proximity of the competition to the project. Our non-residential market area encompasses Pennsylvania, northern Maryland, western New York and New Jersey. Our bridge beam market encompasses Pennsylvania, New York and Maryland. The hauling cost of these products can be quite expensive, in some cases requiring 13 axle tractor-trailers.

Precast/Prestressed Concrete Products Sales and Marketing

The sale of bridge beams to contractors is typically based on price and delivery schedule. Most beams are sold to a bridge contractor and integrated into their bridge construction quote. Generally, if we are the low bidder at the time of bid and are able to accommodate the contractor’s schedule, the sale will be made.

In an effort to influence project designs to be compatible with our manufacturing standards and specifications, commercial products are marketed directly to architects and engineers. Once a private project has been designed and bid, the purchase decision/negotiations can extend for months until an owner or general contractor makes a decision and awards the contract. For publicly owned projects, the low bidder is typically awarded the project.

Precast/Prestressed Concrete Products and Purchasers

Bridge products include prestressed concrete I-beams, box beams and precast box culverts. The largest purchasers of bridge beams are state departments of transportation, which we refer to as DOTs, through a general contractor or erector. The second largest purchasers are port authorities for airport runways, shipping ports and bridges. Commercial products include parking garages, prison cells and sports stadium risers. Parking garage owners vary from private developers to parking authorities to governmental agencies. Stadiums and prisons are typically owned by a state, county, city or the federal government. We generally sell these products, erected, to a general contractor, but will also contract directly with the owner.

Our Masonry Block Operations

We operate our masonry block operation from three facilities located in Pennsylvania. We sell directly to customers within an approximately 60-mile radius of each production facility and indirectly through broker/dealers within an approximately 100-mile radius.

Masonry Block Markets

The market for a block plant is dependent upon transportation costs and product mix. The product mix for masonry block has changed considerably over the past 20 years, expanding from a predominantly gray block offering to a range of architectural blocks for buildings and landscaping blocks for retaining walls. Architectural blocks are generally colored with a textured outer surface. Many blocks are also produced with a waterproofing feature or an interlocking feature to allow retaining wall construction. New products offer expanded market potential until competition develops a similar product. Although we can produce masonry products in any color, we have a number of standard colors, allowing us to deliver quickly, minimize inventory and reduce wasted customized blocks. This has reduced product lead time and contractor costs, since the contractor can now return any unused blocks.

Masonry Block Sales and Marketing

We market directly to architects and designers in an attempt to influence plans to incorporate our product offerings. This marketing strategy provides us with a competitive edge in the sales process because the customer has less flexibility to choose alternative products once our products have been incorporated into the design. In an effort to add greater value to the block package, our Construction Supply Centers will quote a package to the contractors for most of their building supply needs on a project.

Our Heavy/Highway Construction Operations

Heavy/Highway Construction

Our heavy/highway operations are separated into two basic categories: (i) large heavy/highway projects, which are typically complex roadway and bridge rehabilitation or new construction projects that incorporate all or most of our construction operation disciplines, including grading, drainage, paving, structure work and civil engineering and project management, and (ii) private and non-residential blacktop paving projects or small- and mid-size maintenance projects, which are typically less complex roadway and bridge rehabilitation projects and involve minor bridgework, roadway patching and blacktop paving. In addition, we also provide gas and fiber optic line installation and repair services. These combined operations made us one of the top 15 largest highway contractors in the United States, according to a survey of contractors and design firms published by the Engineering News Record in September 2011.

Heavy/highway projects are managed by our contract division located at our New Enterprise, Pennsylvania headquarters. This division manages projects across the state ranging in size up to $90.0 million.  This division typically manages between 15 to 25 projects at any given time. Our seasoned contract division management team comprises project managers, estimators, production supervisors and field superintendents and foremen. These projects may or may not be located near our construction material locations. The construction teams operate competitively both with our construction materials as well as with materials purchased from third parties when the projects are not within the economic reach of our construction materials production facilities.

Our blacktop paving and maintenance projects are located within the economic shipping radius of our hot mix asphalt plants and quarries as they are generally very highly construction materials-dependent projects. These projects include driveways, parking lots, race tracks and roadways and are typically one construction season in duration, although some of the larger projects may span two seasons. Our blacktop paving and maintenance projects are all bid and managed across our markets through our regional offices. These operations manage projects in their localities, ranging in size from tens of thousands of dollars to upwards of several million dollars. The largest and most construction materials-intense projects can exceed $10.0 million. Collectively, there are hundreds of projects per year ranging from driveways to large maintenance projects that we perform. The number of these projects for governmental agencies typically range from 50 to 100 per year. Management teams for these projects generally consist of salesmen, production supervisors, estimators and field foremen.

The bulk of our contracted jobs are public projects, which have replaced some of the private spending shortfall. The procedures and bid documents governing the contracts with our public sector customers typically allow the customers to terminate the project at their discretion. Cancellation of a few of our very large contracts could have a materially adverse impact on our revenues and results of operations. See “Item 1A—Risk Factors—The Cancellation Of Significant Contracts Or Our Disqualification from Bidding for New Contracts Could Reduce Revenues and Have a Material Adverse Effect On Our Results Of Operations.”

Liberty Mutual Insurance Company, which we refer to as Liberty Mutual, and Western Surety Company, which we refer to as CNA, provide bonding for our construction projects. We have $500.0 million of bonding capacity with Liberty Mutual and CNA, who are joint and several on all bonds. Bonding covers all highway work as well as any bonding required for precast and prestressed products projects. Additionally, we have bonds in place for workers compensation, reclamation bonds for quarries and other miscellaneous bonds.

Heavy/Highway Construction Markets

Our largest heavy/highway construction customer is PennDOT. We also work with municipalities, state and national parks, the Army Corps of Engineers, industrial facilities, other contractors and private customers. Along with the local county and municipal governments, PennDOT controls and maintains its approximately 39,799 mile system, with the remaining approximately 78,520 miles maintained by local county and municipal governments. Our extensive network of quarries, hot mix asphalt plants, paving crews and traffic safety services and equipment sales, in combination with our unlimited prequalification bid capacity for PennDOT projects, ensures a broad marketing area. Our core heavy construction market extends throughout Pennsylvania. Our core blacktop paving and maintenance and highway construction market is located within an approximately 50 mile radius from each hot mix asphalt plant, which covers a large portion of Pennsylvania.

For our heavy construction market we operate with a non-union workforce that will travel to each project. This enables construction project staffing with a predictable stable workforce. It also allows predictable production rates when market forces require us to look for work beyond our core market. The hot mix asphalt and maintenance markets also operate with non-union workforces throughout our market area, as well as a small union operation in the heavily unionized Delaware Valley market. These projects are generally local crews, so overnight stays are unnecessary.

We act as the prime contractor on the majority of our projects, with approximately 20% of a project performed by subcontractors. We will subcontract larger pieces of a project if necessary to manage labor and equipment costs. Subcontractors typically perform specialized services such as line stripping, guide rail installation, clearing, signing, lighting and providing traffic protection services.

For our blacktop paving and maintenance operations we will serve either as the prime contractor when we are the low bidder or as a subcontractor for another general contractor when we are either not the low bidder or we chose not to bid on the project.

Heavy/Highway Construction Sales and Marketing

All public work is awarded in a “sealed bid.” Estimators and engineers review the work to be performed and estimate the cost to complete the project. On heavy/highway construction projects, teams of three to six people under the direction of a chief estimator, develop the estimate. The majority of our estimators are also project managers, which allows for greater accuracy in estimating crew sizes and production capabilities. Typically, each project has approximately four to eight bidders.

With respect to blacktop paving and maintenance work, the sales effort varies significantly depending on the project scope. All projects are staffed with an estimating or sales person or team, depending on the size, and generally reviewed by a manager. For private and subcontracted public work, salesmen will negotiate both the project scope and price. For low bid public work, the estimating team will submit a sealed bid.

Heavy/Highway Construction Competition

The competition for our heavy/highway work is complex. On the heavy side, competition varies by the work discipline on the project, the amount of each discipline on the project and the location. Our competition for blacktop paving and maintenance work is much more localized, since these projects are typically material-intensive and the competition is generally vertically integrated construction materials suppliers and local contractors that specialize in roadway rehabilitation, site development or paving.

Our Traffic Safety Services and Equipment Operations

Traffic Safety Services and Equipment

Our traffic safety services and equipment business consists primarily of traffic cones, barricades, plastic drums, arrow boards, construction signs and crash alternators, which are sold and rented throughout the United States through our safety products operations.

We manufacture, sell and install a complete line of traffic control devices, including traffic cones, plastic drums, channelizers, barricades, arrow boards, crash attenuators, construction/permanent signs and posts, message boards, speed awareness monitors and strobe/warning lights. Traffic cones are produced using a polyvinyl chloride material that enhances the cone’s durability and coloring. The cones are differentiated by size, wall thickness and weight in order to meet customer specifications and state safety requirements. Our plastic drums and drum bases are used in a variety of roadwork settings. The drum’s design features a snap-locking mechanism that connects the drum and the base to assure a sturdy connection. The drums are made from flexible low-density polyethylene plastic and can be used with plastic or rubber bases. We offer a wide range of drum sizes that are used in highway or residential road construction. We also offer a complete line of traffic channelizers for the work zone environment, including barricades, channelizers and vertical panels. Our crash attenuators are designed to enhance driver safety and to reduce maintenance and repair costs. We manufacture a complete line of traffic control signs for use in long and short term construction patterns, as well as for temporary roadway use.

We manufacture solar powered traffic safety devices. Our products include a full line of arrow boards, message centers and speed awareness monitors. These are powered by batteries that are recharged through the use of solar panels, making the units environmentally friendly, convenient to locate and cost efficient to operate.

We also provide intelligent transportation systems equipment and a proprietary Computerized Highway Information Processing System, which we refer to as CHIPS, to DOTs, universities and paving and construction companies. Our products include queue detectors, over-height vehicle detectors, flooded roadway detectors, trailer mounted cameras and variable speed limits systems. The information collected from sensors along the highways is stored and processed through the CHIPS traffic management software program.

We purchase products from third party manufacturers and resell them to a network of independent distributors. A third party manufactures the barrels and channelizers and the reflective striping is applied at our facilities. The channelizers are produced by a third party vendor on a verbal contract or on a purchase order basis. The attenuators are manufactured by third parties in Salt Lake City, Utah, Somerset, Pennsylvania and Texas.

Traffic Safety Services and Equipment Markets and Sales and Marketing

Our traffic safety equipment is sold nationwide through a network of distributors as well as through our own sales force. Distributors include highway traffic control companies, “Do-It-Yourself” home centers, safety supply, industrial supply, telecommunication supply, contractor equipment and supply. One of our largest customers for this business is Lowes.

We have a dedicated team of sales professionals for our traffic safety equipment including sales managers, territory managers, customer service representatives and products specialists. Each territory manager is responsible for marketing to end-users and DOTs in our geographic regions. Customer service representatives are responsible for providing customers with product information, entering orders and developing relationships with distributors. The sales force is managed from our St. Charles, Illinois office.

In addition to product sales, we provide maintenance and traffic protection services primarily in the eastern United States, to highway contractors, DOTs and municipal government agencies. Under traffic pattern management contracts, we provide all aspects of management and maintenance of traffic control patterns for work sites. We maintain an inventory of products used for our rental business and traffic pattern management contracts. The contracts are bid based on a “Daily Rental Rate” or a “Lump Sum Price.” Sales are primarily the result of competitive bidding.

We have 37 branch offices and sub-offices in the eastern United States. Each location varies slightly in the services they provide so as to best compete in the local market. Generally all regions sell products and install traffic patterns or rent equipment to contractors so they can set their own traffic patterns. Branch offices are overseen by three regional managers who report to our Harrisburg, Pennsylvania office.

For traffic safety services, we compete with many local maintenance and traffic protection contractors, many of which are small businesses or minority-owned firms that get bidding preference through various government programs.

Other Operations

We operate several additional non-core businesses, including port operations, clay fillers and retail construction supply sales.

Gateway Trade Center

We operate the Port of Buffalo under the trade name Gateway Trade Center. The port is comprised of an approximately 3,900-foot long shipping canal with a depth of approximately 27 feet and approximately 71 acres of storage. The primary product through the port is de-icing salt, which is unloaded in the summer and fall and stored at the port until it is used throughout the winter. Other materials that are unloaded and transported to their final destination include: limestone, coal, coke, steel and specialty products.

Construction Supply Centers

We operate a chain of construction supply centers in Pennsylvania, which sell retail construction supplies to contractors and homeowners. The four primary product lines sold are masonry, grading and drainage, small tools and rentals and highway contractor supplies.

Construction Backlog

On February 29, 2012, our total construction backlog was down 1.6%, or $2.9 million, as compared to our total construction backlog on February 28, 2011. On February 29, 2012, the backlog for our heavy construction civil division increased 6.8%, or $7.0 million, as compared to the backlog for our heavy construction civil division on February 28, 2011. On February 29, 2012, the backlog for our blacktop lay down division declined 12.9% as compared to the backlog for the same division on February 28, 2011. Construction backlog measures all remaining work; and as such, a rise or fall in backlog is not a true measure of work to be performed in a fiscal year period as some projects will span multiple fiscal years.

Employment

We had approximately 3,119 employees of which approximately 18% are full time salary employees and approximately 82% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

Approximately 31% of our total hourly employees are union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 29, 2012:

Union	Contract Status	Number of Employees
New Enterprise Stone & Lime Co., Inc.

The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Local 110 and 453. Select quarries, hot mix asphalt and ready mixed concrete plants	Expires April 30, 2014.	326

United Steelworkers Union—Local 00504, Roaring Spring Newcrete plant	Expires March 15, 2014.	79

Truck Drivers Local Union No. 449, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America	Expires June 30, 2014.	3

International Union of Operating Engineers—Local 17	Como Park contract expired March 31, 2012, Franklinville contract expires March 31, 2013, Gateway contract expires June 30, 2014 and ABC Paving contract expires March 31, 2015.	41

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Wehrle Drive and Barton Road contract expired May 31, 2012.	40

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Olean and Como blacktop and quarry contract expired May 15, 2012.	24

International Brotherhood of Electrical Workers and Northeastern Line Constructors Chapter, NECA	Expires December 31, 2014.	22

Laborers International Union of North America Upstate New York Laborers District Council No. 210 and Laborers’ International Union of North America Local Union No. 91	Expires March 31, 2013 and March 31, 2012.	9

Kutztown & Oley Quarries, United Steelworkers	Expires May 31, 2014.	12

Oley Quarries, United Steelworkers	Expires May 31, 2014.	12

Little Gap, Whitehall, Ormrod and Nazareth Quarries, Teamster	Expires December 31, 2014.	26

Kutztown, Wescosville, Ormrod and Bethlehem Blacktop, Teamster	Expires January 31, 2013.	11

Wescosville Block, Building and Forms, Teamster	Currently working under expired contract.	18

Service Division and Eastern Trucking, Teamster	Expires May 31, 2014.	22

Elco-Hausman Construction, International Union of Operating Engineers Local Union 542	Expires April 30, 2014.	10

Elco-Hausman Construction, Teamsters Local 773	Expires May 31, 2014.	4

Elco-Hausman Construction, Laborers Local 158	Expires April 30, 2015.	6

Union	Contract Status	Number of Employees
Clifford, Towanda, Sheshequin and Towanda (concrete, Block and Delivery), Unaffiliated Company Collective Bargaining Unit	Expires December 31, 2012.	64

Harrisburg Plant, Unaffiliated Company Collective Bargaining Unit	Expires November 3, 2013.	11

Lake City Plant, Unaffiliated Company Collective Bargaining Unit	Expires November 3, 2013.	13

Oreland, Unaffiliated Company Collective Bargaining Unit	Expires November 2, 2013.	16

Pittsburgh, Unaffiliated Company Collective Bargaining Unit	Expires November 2, 2013.	7

Teamsters Local 110 (Cleveland)	No stated expiration date.	2

Teamsters Local 110 (Columbus)	No stated expiration date.	3

Teamsters Local 110 (Springfield)	Currently working under expired contract.	2

Lake City Drivers’ Agreement	Expired November 1, 2012.	1

Intellectual Property

We own trademarks and trade names related to our construction materials, concrete and construction businesses. We also own pending patent applications, issued patents, trademarks and trade names related to our construction materials business and our traffic safety services business, with specific patents relating to our attenuators and our CHIPS program. We believe that these patent applications, issued patents, trademarks and trade names are material to our traffic safety services and equipment business.

Environmental and Government Regulation

Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management, remediation of contaminated sites, mine reclamation, dust control, zoning and permitting. While we believe our operations are in substantial compliance with applicable requirements, there can be no assurance that compliance costs will not be significant.

We regularly monitor and review our operations, procedures, and policies for compliance with existing environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

We are frequently required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in non-residential or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability. As of February 29, 2012, we have accrued approximately $11.4 million to cover our mine reclamation obligations.

Worker Health and Safety

Our operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Mine Safety and Health Administration and the Occupational Safety and Health Administration, which are likely to become more strict in the future. Failure to comply with these requirements can result in fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe we are in substantial compliance with such requirements but cannot guarantee that violations will not occur which could result in significant costs. We conduct approximately 20,000 hours of annual Mine Safety and Health Administration and Occupational Safety and Health Administration training sessions, as well as weekly tool box talks. Finally, we have safety professionals on staff, as well as a corporate risk manager.

Insurance

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Although we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. Our Pennsylvania workers compensation claims are self insured for up to $1.0 million per occurrence. We maintain a wholly-owned captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability and property coverage. Our general automobile and liability and other states workers compensation coverages are currently fully insured in the primary layer, the first $5.0 million, through a deductible reimbursement program with Zurich American Insurance Company and our subsidiary, RSIC.  We are liable for up to $0.3 million per year per member for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. This layer is additionally insured for a maximum annual aggregated loss for $10.0 million and has clash protection for $2.5 million. We are responsible for the first $0.3 million for each property and casualty claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property and casualty claim.  Our property and casualty insurance coverage then carries a $15.0 million limit per occurrence. Our pollution liability coverage is a three year program with an aggregate $15.0 million limit and a $1.0 million deductible. RSIC is subject to the insurance rules and regulations of the state of South Carolina. The premiums paid annually to RSIC from the Company are determined by a third party actuary.

In addition to the $5.0 million primary insurance coverage, we have an additional $95.0 million of insurance coverage, which is insured by several non-affiliated insurance companies.

Item 1A.                RISK FACTORS.

Risks Related to Our Business and Industry

Our business depends on activity within the construction industry.

We sell most of our construction materials and traffic safety equipment, and provide all of our heavy/highway construction services, to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the non-residential and residential construction markets, could remain weak and continue to fall if companies and consumers continue to struggle to obtain credit for construction projects or if the slow pace of economic activity continues to delay or cancel capital projects. State and federal budget issues continue to hurt the funding available for infrastructure spending, particularly heavy/highway construction and traffic safety, which constitute a significant portion of our business. Many states, including Pennsylvania, have reduced their construction spending because of budget shortfalls caused by lower tax revenues and uncertainty relating to long-term federal highway funding. There has been a reduction in many states’ investment in highway maintenance. These factors resulted in a continued reduction in our sales during fiscal years 2011 and 2012 which, combined with a widespread decline in overall pricing in many of our business units, continues to hurt our business. Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction remain low in our top revenue-generating markets of Pennsylvania and western New York, our business and results of operations continue to be materially adversely affected and there is no assurance that this will not continue to affect our business in the future.

Our business is cyclical and requires significant working capital to fund operations.

The cyclicality of our business requires that we maintain significant working capital to fund our operations. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business and service our outstanding debt and other obligations, we may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.

A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results.

A significant portion of our revenue is generated from publicly funded construction projects. If, because of reduced federal or state funding or otherwise, spending on publicly funded construction continues to remain low, our earnings and cash flows will remain negatively affected. Further, any delays in expenditure of stimulus funds designated for highways and other public work projects pursuant to ARRA could negatively impact our earnings for our fiscal year 2013. The government recently passed a two year extension of the SAFETEA-LU funding. The lack of a long term bill increases the uncertainty of many state departments regarding funding for highway projects. This uncertainty could result in federal, state or local governing bodies being reluctant to undertake large projects which could, in turn, negatively affect our revenues.

As a result of the foregoing, we cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. The federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending have in the past hurt, and we anticipate in the immediate future will continue to hurt, our business because a significant portion of our business is dependent on state infrastructure spending.

A decline in the funding of PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway or other state agencies could adversely affect our operations and results.

A significant portion of our revenues, both through direct and indirect sales, are generated from PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway and other Pennsylvania state agencies. The spending of these agencies is governed by an annual budget which is approved by the relevant state. Our revenues have in the past been adversely affected and will continue to be adversely affected by any decreases by these entities in their annual budgets.

Our business relies on private investment in infrastructure and a slower than normal recovery will adversely affect our results.

A portion of our sales are for projects with non-public owners. Construction spending is affected by developers’ ability to finance projects. The current credit environment has negatively affected the United States economy and demand for our products. Non-residential and residential construction could continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects.  If housing starts and non-residential projects do not begin to rise steadily with the slow economic recovery as they normally do when recessions end, our construction materials and contracting services sales may fall further and our business and results of operations may continue to be materially adversely affected.

Difficult and volatile economic conditions continue to affect our financial position, results of operations and cash flows.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public funding levels. The stagnant, and at times declining, economy continues to put pressure on the demand for our construction materials and increases competition and aggressive pricing for private and public sector projects as companies migrate from bidding on scarce private sector work to projects in the public sector. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements, which constitute a substantial part of our business.  We expect that the challenges to our business environment will persist throughout the next twelve months, and will continue to affect for some time our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business. We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity at least throughout the next twelve months.

With the slow pace of economic recovery, there is also a likelihood that we will not be able to collect on certain of our accounts receivable from our customers, many of which are still struggling. Although we are protected in part by payment bonds posted by some of our customers, we have in the past and continue to experience payment delays from some of our customers during this economic downturn.

These adverse economic factors have in the past, and in the immediate future could continue to, materially adversely affect our financial condition, results of operations, cash flows and liquidity. These factors have also in the past resulted in our inability to meet our covenants under our debt facilities and necessitated our seeking numerous amendments and waivers. As a result of several refinancing transactions which occurred on March 15, 2012, we have recapitalized our debt structure. While our 13% senior secured notes due 2018 and our 11% senior notes due 2018, which we refer to collectively as our notes, do not contain financial maintenance covenants, depending on the amount borrowed under our asset-based revolving loan facility, which we refer to as ABL Facility, we may have to maintain certain financial maintenance covenants in order to be able to borrow the full amount available under that facility. Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures will depend largely upon the availability of financing and our future operating performance.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new ABL Facility or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our indebtedness and obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as the sales of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

Even though the majority of our governmental contracts contain certain raw material escalators to protect us from certain price increases, a portion of the contracts are on a fixed cost basis. The fixed cost basis portion of these contracts requires us to perform the contract for a fixed unit price based on approved quantities irrespective of our actual costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. We realize a profit on our contracts only if: (i) we successfully estimate our costs and then successfully control actual costs and avoid cost overruns and (ii) our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our cash flow, earnings and financial position. The costs incurred and gross profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•      failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•      delays caused by weather conditions;

•      contract or project modifications creating unanticipated costs not covered by change orders;

•      changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•      to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, asphalt and cement;

•      availability and skill level of workers;

•      failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•      fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•      mechanical problems with our machinery or equipment;

•      costs associated with 104 (a) citations issued by any governmental authority, including the Occupational Safety and Health Administration and Mine Safety and Health Administration;

•      difficulties in obtaining required governmental permits or approvals;

•      changes in applicable laws and regulations; and

•      uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part.

Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, and we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

Weather can materially affect our business and we are subject to seasonality.

Nearly all of the products used by us, and by our customers, in the public or private construction industry are used outdoors. In addition, our heavy/highway operations and production and distribution facilities are located outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the demand for our services and use of our products. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products by contractors and reduce sales or render our contracting operations less efficient.

Occasionally, major weather events such as hurricanes, tropical storms and heavy snows with quick rainy melts adversely affect sales in the short term.

The construction materials business production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The last quarter of our fiscal year has typically lower levels of activity due to the weather conditions. Our first quarter varies greatly with the spring rains and wide temperature variations. A cool wet spring increases drying time on projects, possibly delaying sales until the second quarter, while a warm dry spring may enable earlier project startup.

Within our local markets, we operate in a highly competitive industry.

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. However, in most markets, we also compete against large private and public companies, some of which are as vertically integrated as we are. This results in intense competition in a number of markets in which we operate. Significant competition leads to lower prices and lower sales volumes, which can negatively affect our earnings and cash flows.

Our long-term success is dependent upon securing and permitting aggregate reserves in strategically located areas.

Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development must stay ahead of actual growth. As is the case with the broader industry, we acquire existing quarries and, where practical, extend the permit boundaries at existing quarries and open greenfield sites to continue to grow our reserves. In a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our business and results of operations may be materially adversely affected.

Our future growth may depend in part on acquiring other businesses in our industry and successfully integrating them with our existing operations.

In the past, we have made acquisitions to strengthen our existing locations, expand our operations, grow our reserves and grow our market share. We expect to continue to make selective acquisitions in contiguous locations and geographic markets or other business arrangements we believe will help our company. However, the success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, the availability of financing and our ability to successfully integrate acquired businesses into our existing operations. We cannot assure you that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate such acquired businesses into our existing operations. In addition, acquisitions may require us to take an impairment charge in our financial statements. We had to take certain impairment charges in the past due to acquisitions and cannot assure you that we will not do it again in the future in connection with new acquisitions.

Our business is a capital-intensive business.

The property and machinery needed to produce our products can be very expensive. Therefore, we need to spend a substantial amount of money to purchase and maintain the equipment necessary to operate our business. We believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will be enough to give us the cash we need to support our currently anticipated operating and capital needs and service our outstanding debt and other obligations. If we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures, sell assets or take other measures, including restructuring all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.

Our failure to meet schedule or performance requirements of our contracts could adversely affect us.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers, which may have a material adverse effect on our business and results of operations.

Environmental, health and safety laws and any changes to such laws may have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of environmental, health and safety laws, and the cost of complying and other liabilities associated with such laws may have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of federal, state and local environmental laws and regulations relating to: (i) the release or discharge of materials into the environment; (ii) the management, use, processing, handling, storage, transport or disposal of hazardous materials; and (iii) the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because: (i) our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices and (ii) certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to regulated materials.

Despite our compliance efforts, there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. In many instances, we must have government approvals and certificates, permits or licenses in order to conduct our business, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Governmental requirements that impact our operations also include those relating to air quality, waste management, water quality, mine reclamation, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose us to liability for the conduct of, or conditions caused by, others, or for our acts that may otherwise have complied with all applicable requirements when we performed them. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

We are dependent upon the services of our senior management, especially Paul Detwiler, Jr., Donald Detwiler, Paul Detwiler, III, Steven Detwiler and James W. Van Buren. Because these members of our senior management team have been with us for approximately 30 years on average and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We maintain a key man insurance policy for each of Paul Detwiler, Jr., Donald Detwiler, Paul Detwiler, III, James W. Van Buren, Steven Detwiler and Jeffrey Detwiler. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave us, to compete against us or to reduce his involvement could have a material adverse effect on our business.

We may not be able to grow our business effectively or successfully implement our growth plans if we are unable to recruit additional management and other personnel.

Our ability to continue to grow our business effectively and successfully implement our growth strategy is partially dependent upon our ability to attract and retain qualified management employees and other key employees. We believe there is a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. Our inability to attract and retain talented personnel could limit our ability to grow our business.

Labor disputes could disrupt operations of our businesses.

As of February 29, 2012, labor unions represent approximately 31% of our total hourly employees. Our collective bargaining agreements for employees generally expire between 2012 and 2015. Although we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our business, raise costs, and reduce revenues and earnings from the affected locations.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect our business.

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. We have a wholly-owned captive insurance company, Rock Solid Insurance Company, which we refer to as RSIC, for workers’ compensation, general liability, automobile and property coverage. We are liable for up to $0.3 million per year for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. We are responsible for the first $0.3 million for each property and casualty claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property and casualty claim.

We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

We provide to our customers specified product designs that meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against us in the future, that resolution may increase our costs and reduce our profitability and cash flows.

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the year ended February 29, 2012 and have a history of material weaknesses and significant deficiencies in our internal control in prior years as well. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to implement methods to document, review and test our control policies, procedures and systems, we may fail to comply in the future with our SEC reporting obligations, including the requirement to provide management’s assessment of our internal control on financial reporting.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain the adequacy of our internal controls, our financial statements may not accurately reflect our financial condition. We have identified certain material weaknesses in our internal control over financial reporting in current and prior years, including those described in Item 9A of this Annual Report on Form 10-K and the following:

•                  identification by our independent auditors of misstatements in internal drafts of our financial statements, disclosures and accounting records that were not initially identified by our internal control process, indicating weaknesses with respect to our ability to properly monitor and account for both routine and non-routine transactions;

•                  the absence of an internal audit function;

•                  the need to enhance the skill set within our tax department and associated processes;

•                  the need to enhance the consistency and application of our systems and internal controls which are highly manual and inconsistent across divisions and locations;

•                  the insufficiency of documentation of financial policies and procedures;

•                  the need to enhance our budgeting and forecasting capabilities;

•                  the need for policies and procedures related to our consolidation process which is a time-intensive process requiring multiple adjustments to prepare and present accurate and complete financial data; and

•                  general data security and restricted access controls of information systems.

Commencing with our fiscal year 2013 annual report, we will be required to include in each of our annual reports our management’s assessment of internal control over financial reporting. This process generally requires significant documentation of policies, procedures and systems. Documentation of our policies, procedures, and systems as well as the testing of our internal control over financing reporting, which we have not undertaken in the past, will involve considerable time and expense, which could be material. This considerable time and expense may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources.

In addition, we recently implemented a new enterprise resource planning system (“ERP”), which is not yet operational across all of our business units. As previously disclosed in our filings with the SEC, we have in the past experienced and are experiencing significant delays and other issues stemming from our initial implementation which we have been and are continuing to actively resolve. Any impact from the issues we are currently experiencing or additional delays in the implementation of this system could cause further disruption of our internal control over financial reporting and cause delays in our ability to adequately assess our internal control over financial reporting. Any delay in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management’s assessment of our internal control over financial reporting and, if we do so, we would be in violation of our obligations under the Sarbanes-Oxley Act, the Exchange Act and the applicable SEC rules and regulations. Our ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012 we entered into an amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012 and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively.  Additionally, on December 7, 2012 we entered into a second amendment to our ABL Facility to change the required delivery date of our third quarter results and financial statements to March 15, 2013.

While we anticipate that we will not require additional time to file our financial statements, there can be no assurance that we will be able to file our financial statements by the dates required in the amendment.  A failure to obtain such an extension could result in an acceleration of our indebtedness under our ABL loan facility and a cross-default under our other indebtedness.  In addition, as previously reported, on September 5, 2012, the trustee under the indenture for our 11% senior notes due 2018 and on September 6, 2012, the trustee under the indenture for our 13% senior secured notes due 2018 gave us notice of failure to comply with our indenture covenant to file our Annual Report and first quarter financial statements.  The failure to provide such financial statements within 120 days after receipt of such notice will constitute an event of default under the indentures, which would result in an acceleration of our indebtedness thereunder.

If we fail to remediate any material weakness or significant deficiency, maintain effective internal control over our financial reporting or comply with the federal securities rules and regulations applicable to us, including the Sarbanes-Oxley Act and our SEC reporting obligations related to our internal control over financial reporting, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be unable to obtain an unqualified audit opinion, and our access to the capital markets may be restricted. In addition, we may, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting. Each of the foregoing could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities. We may also be required to restate our financial statements from prior periods.

Implementation of plans to document and remediate our internal control system may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources. In addition, we may, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

The cancellation of significant contracts or our disqualification from bidding for new contracts could reduce revenues and have a material adverse effect on our results of operations.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. We are currently limited in our ability to bid in the state of West Virginia due to our delay in completion of our Annual Financial Statements. If we cannot file our annual financial statements in the future on a timely basis, we may not be able to bid on contracts in the future.  A cancellation of an unfinished contract or our disqualification from the bidding process could cause our equipment to be idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

We may incur increased costs due to fluctuation in commodity prices.

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels, electricity and natural gas for production of hot mix asphalt and cement and diesel fuel for distribution and production related vehicles. See “Item 7A —Quantitative and Qualitative Disclosures About Market Risk.”

We may incur increased costs due to fluctuation in interest rates.

We are exposed to risks associated with fluctuations in interest rates in connection with our variable rate debt, including under the ABL Facility. Any material and untimely changes in interest rates could result in significant losses to us. See “Item 7A —Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B.                                                UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.                                                         PROPERTIES.

Our headquarters are located in a 70,000 square foot building which we lease in New Enterprise, Pennsylvania, under a lease expiring in 2023. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

We also operate 52 quarries and sand deposits, 33 hot mix asphalt plants, 20 fixed and portable ready mixed concrete plants, five concrete products production plants, three lime distribution centers and seven construction supply centers. For our safety services and equipment business, we conduct operations through five manufacturing facilities and 37 branch offices.

Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.1 billion tons of proven and probable aggregate reserves, with an average estimated useful life of 115 years at current production levels.

Proven reserves are determined through the testing of samples obtained from closely spaced subsurface drilling and/or exposed pit faces. Proven reserves are sufficiently understood so that quantity, quality, and engineering conditions are known with sufficient accuracy to be mined without the need for any further subsurface work. Actual required spacing is based on geologic judgment about the predictability and continuity of each deposit.

Probable reserves are determined through the testing of samples obtained from subsurface drilling, but the sample points are too widely spaced to allow detailed prediction of quantity, quality, and engineering conditions. Additional subsurface work may be needed prior to mining the reserve.

Our reserve estimates were made by our geologists and engineers based primarily on drilling studies. Reserve estimates are based on various assumptions and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. All of our quarries are open pit and are primarily accessible by road.

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 29, 2012:

The following chart sets forth specifics of our production and distribution facilities:

Property	Owned / Leased	Type of Aggregates	Hot Mix Asphalt	Ready Mixed Concrete	Masonry Blocks	Lime Distribution / CSC(1)	Precast / Prestressed Concrete
Alfred Station, NY	Owned	Sand and gravel	—	—	—	—	—
Aschom, PA	Owned	Limestone	X	X	—	—	—
Ashford, NY	Owned	—	X	—	—	—	—
Bakersville, PA	Owned	Limestone	X	—	—	—	—
Bath, PA	Owned	—	X	—	—	—	—
Bedford, PA	Owned	—	—	—	—	X	—
Bethlehem, PA	Owned	—	X	—	—	—	—
Burkholder, PA	Owned	Limestone	X	—	—	—	—
Central City, PA	Owned	Sandstone	—	—	—	—	—
Chambersburg Blacktop, PA	Owned	—	X	—	—	—	—
Chambersburg Quarry, PA	Owned	Limestone	—	X	—	—	—
Clayton, DE	Owned	—	—	—	—	X	—

Clifford, PA	Owned	Sandstone	X	—	—	—	—
Como Park, NY	Owned	Limestone	X	—	—	—	—
Cowlesville, NY(2)	See footnote.	—	—	X	—	—	—
Delmar, DE	Owned	—	—	—	—	X	—
Denver, PA	Owned	Limestone	X	X	—	X	—
Derry, PA	Owned	Limestone	—	—	—	—	—
Dry Run, PA	Leased/Owned(3)	Limestone	—	X	—	—	—
Ebensburg Batch, PA	Owned	—	—	X	—	—	—
Ebensburg Pulverizing, PA	Leased(4)	Processing Facility	—	—	—	—	—
Egypt, PA	Leased (5)	Limestone	—	—	—	—	—
Elizabethville, PA	Owned	Sandstone	X	—	—	—	—
Fairfield, PA	Owned	Limestone	—	—	—	—	—
Franklinville, NY	Owned	Sand and gravel	—	—	—	—	—
Gettysburg, PA	Owned	Traprock	X	—	—	—	—
Greencastle, PA	Owned	—	—	X	—	—	—
Honey Brook, PA	Owned	Sand	—	—	—	—	—
Jayne Bend, PA	Leased(6)	Sand and Gravel	—	—	—	—	—
Kutztown, PA	Owned/Leased(7)	Dolomite	X	—	—	—	—
Lackawanna, NY	Owned	Port	—	X	—	—	—
Ledge, NY	Owned	Limestone	—	—	—	—	—
Lewisburg, PA	Owned	Limestone and High Calcium	X	—	—	—	—
Limeville, PA	Owned	Limestone	—	—	—	—	—
Little Gap, PA	Owned	Sandstone	—	—	—	—	—
Liverpool, PA	Leased(8)	Sandstone	—	—	—	—	—
Martins Creek, PA	Owned	Limestone, and Dolomite	—	—	—	—	—
McConnellstown, PA	Owned	Limestone	—	—	—	—	—
Mount Cydonia 1, PA	Owned	Sandstone	—	—	—	—	—

Property	Owned / Leased	Type of Aggregates	Hot Mix Asphalt	Ready Mixed Concrete	Masonry Blocks	Lime Distribution / CSC(1)	Precast / Prestressed Concrete
Mount Cydonia 2, PA	Owned	Sand and gravel	—	—	—	—	—
Mount Cydonia III, PA	Owned	Sandstone	—	—	—	—	—
Naginey, PA	Owned/Leased(9)	Limestone and High Calcium	X	—	—	—	—
Narvon, PA	Owned	Clay and Limestone	—	—	—	—	—
Nazareth, PA	Owned	Limestone and Dolomite	—	—	—	—	—
New Holland, PA	Owned	—	—	X	X	X	—
New Paris, PA	Owned	Limestone	—	—	—	—	—
Nottingham, PA	Owned	—	—	X	—	X	—
Ogletown, PA	Owned/Leased(10)	Limestone	—	—	—	—	—
Olean, NY	Owned	—	X	—	—	—	—
Oley, PA	Owned	Limestone, Dolomite	X	—	—	—	—
Orbisonia, PA	Owned	Limestone	—	—	—	—	—
Ormrod, PA	Owned/Leased(11)	Limestone, Dolomite	X	—	—	—	—
Riverton, PA	Leased(12)	Sand and gravel	—	—	—	—	—
Roaring Spring, PA	Owned	Dolomite, Limestone	X	X	—	X	X
Schoeneck, PA	Owned	Limestone, Dolomite, High Calcium	—	—	—	—	—
Shamokin, PA	Owned/Leased(13)	Sandstone	X	—	—	—	—
Sheshequin, PA	Owned/Leased(14)	Sand and Gravel	—	—	—	—	—
Shippensburg, PA	Owned	Limestone	X	X	—	—	—
Somerset, PA	Owned	—	—	X	—	—	—
Sproul, PA	Leased(15)	Limestone	—	—	—	—	—
Strodes Mill, PA	Owned	Sandstone	—	—	—	—	—
Tioga, PA	Leased(16)	Sandstone	—	—	—	—	—

Towanda, PA	Owned	—	X	X	X	X	—
Tyrone Forge, PA	Owned	Limestone	X	X	—	—	—
Union Furnace, PA	Owned	Limestone	—	—	—	—	—
Viola, DE	Owned	—	—	—	—	X	—
Weaverland, PA	Owned	Limestone	—	—	—	—	—
Wehrle Drive, NY	Owned	Limestone	X	X	—	—	—
Wescosville, PA	Owned	—	X	—	X	X	—
Whitehall, PA	Owned	Limestone, Dolomite	—	—	—	—	—
Williamson, PA	Owned	Limestone	—	—	—	—	—
Winfield, PA	Owned	Limestone	—	—	—	—	—

(1)                                 Construction Supply Centers

(2)                                 Cowlesville, NY is owned by a third party which leases the concrete batch plant to the Company.  Pursuant to a batch agreement, Area Ready-Mix provides batching services at this plant.

(3)                                 The term of this lease is April 4, 1996 through April 4, 2016. There are no renewal rights.

(4)                                 The term of this lease expires December 31, 2021. The lease may be renewed for up to an additional five (5) years.

(5)                                 The term of this lease is January 1, 2010 through January 1, 2020.  The lease shall automatically renew for five (5) additional periods of five (5) years each.

(6)                                 The term of this lease is September 8, 1992 through September 8, 2042. There are no renewal rights.

(7)                                 The term of this lease is November 19, 1976 through November 19, 2056. There are no renewal rights.

(8)                                 The terms for the two leases at this site are both January 1, 2009 through December 31, 2018. Both leases will automatically renew for an additional ten (10) year term.

(9)                                 The terms for the two leases at this site will continue until all commercially recoverable limestone has been recovered and removed from the premises. There is no option to renew.

(10)                          The term of this lease is January 1, 1999 through January 1, 2019. The lease may be renewed for three (3) additional terms of five (5) years each after the expiration of the initial term.

(11)                          The term of this lease is March 1, 2002 through February 28, 2020. After the expiration of the term, the lease will continue on a year-to-year basis.

(12)                          The term of this lease is November 1, 2004 through October 31, 2024. There are no renewal rights.

(13)                          The initial term of this lease was May 1, 1989 through May 1, 1990, but the lease automatically renews on a year-to-year basis.

(14)                          The term of the lease is May 23, 1996 until all materials subject to the lease have been completely mined or removed from the premises. There are no renewal rights.

(15)                          The term of this lease is March 5, 1999 through March 5, 2024. The lease may be renewed for an additional twenty-five (25) year term.

(16)                         The initial term of this lease was June 1, 1986 through June 1, 1991. The lease may be renewed for successive periods of five (5) years. The current term of this lease will expire on May 31, 2016.

In addition, we operate four portable ready mixed concrete plants.

The following chart sets forth specifics of our traffic safety equipment manufacturing facilities:

Facility	Owned/Leased	Square Footage
St Charles, Illinois manufacturing facility, warehouse and office space	Owned	49,000 sq. ft.
Harrisburg, Pennsylvania manufacturing facility	Owned	28,000 sq. ft.
Lake City, Florida manufacturing facility	Owned	28,632 sq. ft.
New Castle, Delaware manufacturing facility	Leased	12,110 sq. ft.
Garland, Texas manufacturing facility	Leased	40,050 sq. ft.

Item 3.                                                         LEGAL PROCEEDINGS.

We are a party from time to time to legal proceedings relating to our operations. Our ultimate legal and financial liability in respect to all legal proceeding in which we are involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued on our consolidated balance sheet, will not have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and/or cash flows for that period.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Item 4.                                                         MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Annual Report on Form 10-K.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of common stock of NESL. All of the issued and outstanding common stock of NESL is held by members or trusts established by and for members of the Detwiler family. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of October 31, 2012, there were approximately 16 beneficial holders of the common stock.

With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in ten years. We have not paid any tax-related dividends in fiscal years 2011 and 2012. The indentures governing our notes and our ABL Facility contain covenants that limit our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have no equity compensation plans.

Item 6.                                                         SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated financial data for the periods indicated. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of NESL as of February 29, 2012 and as of February 28, 2011 and the related consolidated statements of operations data of NESL for each of the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 are derived from our audited consolidated financial statements and the notes thereto included in “Item 8—Financial Statements and Supplementary Data.”. The consolidated balance sheet data of NESL as of February 28, 2010, February 28, 2009 and February 29, 2008 and the related consolidated statements of operations data of NESL for each of the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 has been derived from the audited consolidated financial statements of NESL not included herein. We acquired Stabler Companies Inc. on January 11, 2008, which we refer to as the Stabler acquisition.  Accordingly our statement of operations for our fiscal year 2008 only includes two months of operations for Stabler.

	February 29, 2008	February 28, 2009		February 28, 2010		February 28, 2011		February 29, 2012

Consolidated Statement of Operations Data: (in thousands)
Revenues	$592,156	$785,775		$737,118		$725,999		$705,126
Operating costs and expenses:
Costs of revenue	491,917	620,145		580,612		578,611		575,486
Depreciation, depletion and amortization	21,824	42,279	(1)	43,742		45,917		51,674
Intangible asset impairment	—	44,873		—		—		1,100
Pension and profit sharing	9,249	8,895		9,690		8,907		7,622
Selling, administrative and general expenses	46,361	59,223		64,779		61,547		64,511
Total operating costs and expenses	569,351	775,415		698,823		694,982		700,393
Operating Profit	22,805	10,360		38,295		31,017		4,733
Other income (expense):
Interest income	1,041	667		593		318		343
Interest expense	(18,060)	(40,185	)(2)	(29,536	)(3)	(41,586	)(4)	(46,902)
Total other expense	(17,019)	(39,518)		(28,943)		(41,268)		(46,559)
Income (loss) before income taxes	5,786	(29,158)		9,352		(10,251)		(41,826)
Income tax expense (benefit)	43,134 (5)	1,060		392		(4,478)		(16,397)
Net income (loss)	(37,348)	(30,218)		8,960		(5,773)		(25,429)
Noncontrolling interest in net (income) loss	(1,189)	(1,214)		(1,165)		(1,195)		(820)
Net income (loss) attributable to stockholders	$(38,537)	$(31,432)		$7,795		$(6,968)		$(26,249)
Other Financial Data:
Cash capital expenditures (6)	24,021	28,263		24,571		32,706		43,954
Consolidated Balance Sheet Data (end of period):
Cash, restricted cash and cash equivalents	$8,007	$18,219		$12,573		$21,916		$25,354
Accounts receivable, net	64,809	61,780		60,087		67,372		76,841
Inventories	115,916	118,745		127,214		129,422		132,195
Property, plant, and equipment	402,884	408,590		390,530		382,965		371,574
Total assets	825,663	764,511		750,234		768,078		773,389
Long-term debt, including current portion	484,076	518,080		484,896		500,846		529,013
Total liabilities	717,296	688,904		665,788		690,907		723,521
Total equity and redeemable common stock	$108,367	$75,607		$84,446		$77,171		$49,868

(1)                                    The increase in depreciation expense during fiscal year 2009 was a result of additional depreciation expense on $189.8 million of fixed assets obtained as a result of the Stabler acquisition on January 11, 2008.

(2)                                    The increase in interest expense during fiscal year 2009 was a result of approximately $325 million in additional borrowings related to the Stabler acquisition on January 11, 2008.

(3)                                    The decrease in interest expense from fiscal year 2009 to fiscal year 2010 was primarily the result of lower interest rates year over year.

(4)                                    The increase in interest expense during fiscal year 2011 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our 11% senior notes due 2018 in August 2010.

(5)                                    An income tax expense was the result of the Company terminating its S-Corporation status effective January 1, 2008 and recognition of associated deferred tax liabilities.

(6)                                    Cash paid for expenditures includes capitalized software expenditures.

Item 7.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 15 highway contractors based on revenues in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks.  Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

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

Market conditions remained challenging during fiscal year 2012 and continued to adversely impact our results. We continued to contend with strong competition in the public and commercial markets as state and federal budgets remained in a state of uncertainty.  While Congress has passed a two year federal surface transportation bill, the bill leaves much to be desired and effectively maintains the current underfunding of transportation infrastructure. In Pennsylvania, Governor Corbett continues to fail to address the transportation issue, despite what we believe to be broad based support for the funding package.  Specifically, the Transportation Funding Advisory Report released in August 2011 has been introduced in the house and senate, but has been neglected by the Governor.  The report suggests a substantial increase in long-term transportation spending through increases in several taxes and fees, the major recommendation being the increase and eventual elimination of the cap on the oil franchise tax. Overall, the short term nature and overall funding uncertainty have resulted in smaller, shorter jobs replacing the larger, higher revenue and margin projects. These issues had a material effect on our top-line for the year, as our revenue numbers were lower year-over-year. Further, the overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Our profitability continues to be affected by the strong competition we face as the result of commercial and residential contractors bidding aggressively on public sector projects. Our margins also remain under pressure as a result of high fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the next year, which will continue to affect for some time our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business. We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity at least through 2013.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and reduce administrative and general spending where possible. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

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

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and concrete products including precast/prestressed structural concrete components and masonry blocks. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone equipment and devices, including traffic cones, flashing lights, barricades, plastic drums, arrow boards, construction signs and crash attenuators.

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

•                  Heavy/highway construction. The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs, which are recognized during the period in which the revisions are identified. Amounts attributable to contract claims are included in revenues when realization is probable and the amounts can be reasonably estimated. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred.  Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.

•                  Traffic safety services and equipment. Our rental contract periods for our traffic safety products are daily, weekly or monthly and are recognized on a straight-line basis. We recognize revenues from the sale of rental equipment and new equipment at the time of delivery to, or pick-up by, the customer. We also recognize sales of contractor supplies at the time of delivery to, or pick-up by, the customer.

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

The range of depreciable lives by fixed asset category is as follows:

Land improvements	20 years
Buildings, improvements and capitalized software	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

Depletable limestone deposits are reduced by cost depletion estimated on the basis of recoverable quantities of each quarry. Amortization expense is the periodic expense related to our other intangible assets, which were primarily acquired as part of the Stabler acquisition and the amortization of software cost related to our ERP.

•                  Pension and profit sharing. We participate in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts. These amounts were determined by the union contracts and we do not administer or control the funds. We also maintain, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings, matched by an employer contribution of up to 6.0%. We may make special voluntary contributions to all employees eligible to participate in the investment plan, regardless of whether they contributed during the year. Additionally, we have two defined benefit pension plans covering certain union employees of one of our divisions located in Buffalo, New York.

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

Results of Operations

The following table summarizes our operating results on a consolidated basis:

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Revenue	$705,126	$725,999	$737,118
Cost of revenue (exclusive of items shown separately below)	575,486	578,611	580,612
Depreciation, depletion and amortization	51,674	45,917	43,742
Intangible asset impairment	1,100	—	—
Pension and profit sharing	7,622	8,907	9,690
Selling, administrative and general expenses	64,511	61,547	64,779
Operating profit	4,733	31,017	38,295

Interest income	343	318	593
Interest expense	(46,902)	(41,586)	(29,536)
Interest expense, net	(46,559)	(41,268)	(28,943)
Income (loss) before income taxes	(41,826)	(10,251)	9,352
Income tax expense (benefit)	(16,397)	(4,478)	392
Net Income	$(25,429)	$(5,773)	$8,960

The tables below disclose revenue and operating profit data for our reportable segments on a gross basis. We include intersegment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  Revenue and operating expenses exclude intersegment sales and delivery revenues and costs.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. We include all non-allocated operating costs in the inter-segment eliminations line item presented below.

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Revenue:
Construction materials	$529,030	$512,743	$499,186
Heavy/highway construction	298,005	337,620	349,856
Traffic safety services and equipment	82,929	78,181	81,102
Other revenues	15,592	15,220	12,719
Segment totals	925,556	943,764	942,863
Inter-segment eliminations	(220,430)	(217,765)	(205,745)
Total net revenue	$705,126	$725,999	$737,118

The following tables summarize the percentage of revenue and operating profit by our primary lines of business:

	February 29,	February 28,	February 28,
	2012	2011	2010

Revenue:
Construction materials	57.1%	54.3%	52.9%
Heavy/highway construction	32.2%	35.8%	37.1%
Traffic safety services and equipment	9.0%	8.3%	8.6%
Other revenues	1.7%	1.6%	1.4%
Gross sales and other revenues	100%	100.0%	100.0%

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Operating profit:
Construction materials	$36,192	$36,108	$43,354
Heavy/highway construction	(5,103)	6,454	3,845
Traffic safety services and equipment	(209)	3,377	3,670
Other non-core business operations	674	2,811	1,712
Segment totals	31,554	48,750	52,581
Corporate and unallocated	(26,821)	(17,733)	(14,286)
Total operating profit	$4,733	$31,017	$38,295

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue

Revenue for our construction materials business increased $16.3 million, or 3.2%, to $529.0 million for fiscal year 2012 compared to $512.7 million for fiscal year 2011. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates, hot mix asphalt, and precast/prestressed structural concrete in the amount of $9.0 million, $5.5 million and $3.3 million, respectively. Sales volumes of aggregates increased 3.3% to 18.0 million tons shipped and consumed while the average price per ton shipped and consumed increased 1.3% to $11.22 for fiscal year 2012. The increase in volumes of aggregates shipped and consumed was attributable to a 6.9% increase in external sales volumes, offset by a 3.8% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 7.3% to 3.7 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 10.9% to $54.03.  Sales volumes of precast/prestressed structural concrete products increased 18.1% to 0.07 million tons shipped and consumed, offset by a decrease in the average price per ton shipped and consumed of 5.0% to $460.14 for fiscal year 2012. The price and demand for our materials is largely based upon local markets and varies across the Company.  The table below represents sales volumes and average prices of our primary products (units in thousands):

	2012			2011
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	17,972	$11.22	38%	17,401	$11.07	38%
Hot mix asphalt (tons)	3,734	$54.03	38%	4,026	$48.74	38%
Ready mixed concrete (cubic yards)	550	$113.66	12%	566	$112.12	12%
Precast/prestressed (tons)	67	$460.14	6%	56	$484.57	5%
Block (8” equivalents)	10,231	$1.69	3%	10,206	$1.75	4%

* Remaining 3% of sales are from miscellaneous construction supplies.

Revenue for our heavy/highway construction business decreased $39.6 million, or 11.7%, to $298.0 million for fiscal year 2012 compared to $337.6 million for fiscal year 2011. The decrease was attributable to the overall decrease in highway and infrastructure spending at the federal, state and local levels, which we anticipate to continue into fiscal year 2013.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons, has caused the number of larger, heavy, multidisciplinary, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation. This change in the mix of infrastructure spending has resulted in a reduced number of larger, heavy, multidisciplinary, multiyear highway and bridge construction projects in our backlog.

Revenue for our traffic safety services and equipment sales businesses increased $4.7 million, or 6.0%, to $82.9 million for fiscal year 2012 compared to $78.2 million for fiscal year 2011. The increase was the result of an increase in highway safety equipment revenue, which was offset by a decrease in rental activity. The increase in revenue for fiscal year 2012 compared to fiscal year 2011 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points. Included in traffic safety service and equipment revenue is a refund of excess taxes previously recorded as a reduction of revenue of approximately $1.1 million remitted to the Commonwealth of Pennsylvania by the Company. Overall rental service activity decreased for fiscal year 2012 compared to fiscal year 2011 primarily as the result of the conclusion of three large service jobs that were completed during fiscal year 2011 and the decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $3.1 million, or 0.5%, to $575.5 million for fiscal year 2012 compared to $578.6 million for fiscal year 2011. Cost of revenue as a percentage of revenue increased to 81.6% for fiscal year 2012 from 79.7% in fiscal year 2011.  The decrease in cost of revenue for fiscal year 2012 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was attributable primarily to our heavy/highway construction business.  The heavy/highway construction business experienced an overall decrease in the amount of work available during the current fiscal year. Our multiyear jobs from 2009 and 2010 wrapped-up and were filled with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. Additionally, the heavy/highway business experienced a loss contract for one job due to unanticipated site conditions for approximately $1.0 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $5.8 million, or 12.6% to $51.7 million for fiscal year 2012 compared to $45.9 million for fiscal year 2011. We placed $35.4 million of new assets in use in fiscal year 2012 compared to $31.8 million in fiscal year 2011 accounting for approximately $1.8 million of the increase. The remaining increase was attributable to depreciation expense recognized on capitalized asset retirements costs associated with a change in the timing and amount of our mining reclamation activities.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.3 million, or 14.6%, to $7.6 million during fiscal year 2012 compared to $8.9 million in fiscal year 2011. The decrease is attributable primarily to an overall reduction of our work force as well as overall lower operating performance which decreased the amount of our contribution to certain benefit programs.

Selling, Administrative, and General Expenses

Selling, administrative and general expenses increased $3.0 million, or 4.9%, to $64.5 million for fiscal year 2012 compared to $61.5 million for fiscal year 2011. The increase for fiscal year 2012 compared to fiscal year 2011 is attributable primarily to $2.1 million in Hire Tax Credits in fiscal year 2011 that reduced prior fiscal year and which were not received in fiscal year 2012. The remaining increase is primarily attributable to an increase in the allowance for doubtful accounts of approximately $0.8 million and increased public company compliance and ERP costs of approximately $1.7 million which were offset by a decrease in administrative and general costs for fiscal year 2012 compared to fiscal year 2011.

Operating Profit

Operating profit for our construction materials business increased $0.1 million, or 0.3%, to $36.2 million for fiscal year 2012 compared to $36.1 million for fiscal year 2011. Operating profit as a percentage of revenue for our construction materials business was 6.8% for fiscal year 2012 compared to 7.0% for fiscal year 2011. Profit related to the sale of aggregates decreased $0.4 million, or 2.0%, to $19.0 million for fiscal year 2012 compared to $19.4 million for fiscal year 2011. The decrease was attributable primarily to increased depreciation expense of approximately $4.0 million related to the timing of mine reclamation activities offset by an increase in outside sales, including increased fourth quarter sales, due to the open winter as well as a favorable sales mix. Variations in internal and external sales mix can cause changes in profitability period over period. Operating loss related to our precast/prestressed concrete products for fiscal year 2012 decreased $2.5 million to an operating loss of $0.7 million compared to an operating loss of $3.2 million for fiscal year 2011. The improved operating performance in fiscal year 2012 compared to fiscal year 2011 for our precast/prestressed concrete products is primarily attributable to improved selling margins in the overall markets in which we operate and to a lesser extent a more beneficial product mix as we are producing and selling larger beams which typically carry higher overall margins than the smaller beams and other commercial work that we completed in the prior year. The overall increase in operating profit was offset by a $3.4 million decrease in hot mix asphalt operating profit. Hot mix asphalt profit decreased 18.4% to $15.1 million for fiscal year 2012 as compared to $18.5 million for fiscal year 2011. The decline in hot mix asphalt profit is attributed to decreased sales volume and increased material costs, primarily those for liquid asphalt.

Operating profit for our heavy/highway construction business decreased $11.6 million to an operating loss of $5.1 million for fiscal year 2012 compared to operating profit of $6.5 million for fiscal year 2011.  Operating profit as a percentage of revenue for the heavy/highway construction business was an operating loss of 1.7% for fiscal year 2012 compared to an operating profit of 1.9% for fiscal year 2011. Our multiyear jobs from 2009 and 2010 wrapped-up and were filled with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation.  These types of projects have been carrying lower margins and we have experienced greater competition than with the larger, heavy, multidisciplinary, multiyear highway and bridge construction projects. The extensive competition we are currently seeing is the result of a continual increase in the number of residential and commercial contractors bidding on public sector projects, resulting in continuing low margins on projects as these contractors tend to bid at or below our historic bid levels. If we are unable to maintain our market share and continue to be aggressive in our bidding to maintain our market share, profitability may be negatively impacted in future periods. The heavy/highway construction business also experienced a loss contract for one job due to unanticipated site conditions for approximately $1.0 million.

Operating profit for our traffic safety services and equipment sales businesses decreased $3.6 million to an operating loss of $0.2 million during fiscal year 2012 compared to an operating profit of $3.4 million during fiscal year 2011. Operating loss as a percentage of revenue for traffic safety services and equipment was 0.25% for fiscal year 2012 compared to an operating profit of 4.3% for fiscal year 2011.  The decrease in profitability was attributable primarily to a $1.7 million decrease in profit as the result of declining rental service revenue, $0.7 million in increased healthcare costs, $0.5 million increase in bonus expense and the impairment of an indefinite lived trademark for $1.1 million, offset by a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental service activity decreased as we concluded three large high margin service jobs in the prior year and we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense

Interest expense increased $5.3 million, or 12.7%, to $46.9 million for fiscal year 2012 compared to $41.6 million for fiscal year 2011.  This increase is primarily attributable to the increase in our net effective interest rate as a result of our $250.0 million 11% senior notes due 2018 (the “Notes”)  being outstanding for a full year as well as an overall increase in the average debt outstanding for fiscal year 2012 as compared to fiscal year 2011.

Income Tax Expense

The following table shows our provision for income taxes for the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 :

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010
Income (Loss) before income taxes	$(41,826)	$(10,251)	$9,352
Expense/(Benefit) from income taxes	(16,397)	(4,478)	392
Effective tax rate	39.2%	43.7%	4.2%

During fiscal year 2012, we recorded $16.4 million of income tax benefit, which resulted in an annual effective rate of 39.2%. The provision for income tax consists of a $17.6 million federal tax benefit offset by $1.2 million of state income tax expense. Our annual effective tax rate was 39.2%, which differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in valuation allowance on deferred tax assets.

Our effective tax rate for the year ended February 28, 2011 resulted in a benefit of 43.7%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of the valuation allowance on certain federal and state deferred tax assets, state income taxes and permanent differences, primarily percentage depletion. The benefit from income taxes for the year ended February 28, 2011 consisted of a $4.8 million federal income tax benefit, partially offset by $0.3 million of state income tax expense.

Our provision for income taxes for the year ended February 28, 2010 was $0.4 million, which resulted in an annual effective tax rate of 4.2%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the state income taxes and permanent differences, primarily percentage depletion. The provision for income taxes for the year ended February 28, 2010 consisted of $0.1 million of U.S. federal income tax expense and $0.3 million of state income tax expense.

Our future effective tax rate may be materially impacted by the timing and extent of the realization of deferred tax assets and changes in the tax laws. Further, our effective tax rate may fluctuate within a fiscal year, including from quarter-to-quarter, due to items arising from discrete events, including the resolution or identification of tax uncertainties, or due to the changes in the valuation allowance.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenue

Revenue for our construction materials business increased $13.5 million, or 2.7%, to $512.7 million for fiscal year 2011 compared to $499.2 million for fiscal year 2010. The increase was primarily attributable to higher sales volumes and delivered prices for aggregates, higher sales volumes for ready mixed concrete and masonry products, and higher sales prices for hot mix asphalt.  The increase in volumes of units sold of aggregates, ready mixed concrete and masonry products for fiscal year 2011 was based largely upon local market demands, as well as the slippage of work from late in the fiscal year 2010 into early in the fiscal year 2011 due to poor weather conditions during the winter months in 2010. These increases were partially offset by a decline in revenue in precast/prestressed structural concrete attributable to lower unit sales prices.  The table below represents sales volumes and average prices of our primary products (units in thousands):

	2011			2010
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	17,401	$11.07	38%	16,625	$10.72	36%
Hot mix asphalt (tons)	4,026	$48.74	38%	4,169	$45.47	38%
Ready mixed concrete (cubic yards)	566	$112.12	12%	526	$112.31	12%
Precast/prestressed (tons)	56	$484.57	5%	51	$785.98	8%
Block (8” equivalents)	10,206	$1.75	4%	9,485	$1.85	3%

* Remaining 3% of sales are from miscellaneous construction supplies.

Revenue for our heavy/highway construction business decreased $12.3 million, or 3.5%, to $337.6 million for fiscal year 2011 compared to $349.9 million for fiscal year 2010. The decrease was attributable to the overall decrease in highway and infrastructure spending at the federal, state and local levels.  The decrease was also attributable to the general timing of the completion of various jobs and change orders during fiscal year 2011 as compared to fiscal year 2010.

Revenue for our traffic safety services and equipment sales businesses decreased $2.9 million, or 3.6%, to $78.2 million for fiscal year 2011 compared to $81.1 million for fiscal year 2010. The decrease was primarily the result of continued uncertainty surrounding the timing and amount of federal highway programs, which is impacting state spending programs and causing a reduction of new bids and increasing rental activity compared to equipment sales activity which tends to reduce overall sales volumes.

Cost of Revenue

Cost of revenue decreased $2.0 million, or 0.3%, to $578.6 million for fiscal year 2011 compared to $580.6 million for fiscal year 2010. Cost of revenue as a percentage of revenue increased for fiscal year 2011 to 79.7% from 78.8% in fiscal year 2010.  Cost of revenue as a percentage of revenue increased due to the increased material costs such as liquid asphalt and fuel which increased 15.6% and 15.0% respectively, during fiscal year 2011 when compared to fiscal year 2010.

Depreciation, Depletion and Amortization

Depreciation increased $2.1 million, or 5.1%, to $ 43.2 million for fiscal year 2011 compared to $41.1 million for fiscal year 2010. Annual depreciation percentage rates vary from approximately 3% to 33% and the increase in depreciation expense is primarily related to new assets placed in service.

Cost depletion increased $0.1 million, or 5.0%, to $2.1 million in fiscal year 2011 compared to $2.0 million in fiscal year 2010.

Amortization expense was consistent in fiscal year 2011 and 2010 at $0.6 million and represents the periodic expense related to our other intangible assets acquired as a result of the Stabler acquisition in fiscal year 2008.

Pension and Profit Sharing

Pension and profit sharing expense decreased $0.8 million, or 8.2%, to $8.9 million during fiscal year 2011 compared to $9.7 million in fiscal year 2010. This decrease is primarily attributed to our decreased special voluntary contributions to various pension and retirement investment plans in fiscal year 2011.

Selling, Administrative, and General Expenses

Selling, administrative and general expenses decreased $3.3 million, or 5.1%, to $61.5 million for fiscal year 2011 compared to $64.8 million for fiscal year 2010. This decrease was primarily the result of the following two factors: (i) a decline in certain expenses during the fiscal year 2011 as a result of our efforts to control administrative and general spending, and (ii) the HIRE Act that was signed into law by the United States Government which offered tax incentives for hiring and retaining qualified workers for which to date we have received approximately $2.2 million in incentives.

Operating Profit

Operating profit for our construction materials decreased $7.3 million, or 16.8%, to $36.1 million for fiscal year 2011 compared to $43.4 million for fiscal year 2010. Operating profit as a percentage of construction materials revenue for fiscal year 2011 was 7.0% compared to 8.7% for fiscal year 2010.  This decrease was primarily due to lower operating profit for hot mix asphalt and precast/prestressed structural concrete products.  Selling prices for hot mix asphalt generally lag increasing liquid asphalt costs. Hot mix asphalt selling prices increased 7.2% as compared to fiscal year 2010 while liquid asphalt costs increased 15.6% for the same period. Precast/prestressed structural concrete has experienced a change in sales mix from bridge and other larger beams to commercial and smaller beams which carry a lower margin in general and for which there is greater competition in the market.  We are continuing to monitor and adjust our cost structure in our operating plants in response to weaker demand generally in the markets in which we operate.

Operating profit for our heavy/highway construction increased $2.7 million to $6.5 million for fiscal year 2011 compared to $3.8 million for fiscal year 2010.  Operating profit as a percentage of heavy/highway construction revenue for fiscal year 2011 was 1.9% compared to 1.1% for fiscal year 2010. The increase in profit is a result of positive weather conditions during the fiscal year 2011 as well as the timing of the completion of various jobs and change orders as compared to fiscal year 2010.  Although profit is up slightly in fiscal year 2011 as compared to fiscal year 2010, heavy construction projects and blacktop lay down projects continue to see increased competition which has lead to more aggressive bids based on price.  The extensive competition we are currently seeing is the result of a continual increased in the number of residential and commercial contractors bidding on public sector projects resulting in continuing low margins on projects as these contractors tend to bid at or below our historic bid levels. If we are unable to maintain our market share and continue to be aggressive in our bidding to maintain our market share, profitability may be negatively impacted in future periods.

Operating profit for our traffic safety services and equipment sales businesses decreased $0.3 million, or 8.1%, to $3.4 million during fiscal year 2011 compared to $3.7 million during fiscal year 2010. Operating profit as a percentage of traffic safety services and equipment revenue for fiscal year 2011 was 4.3% compared to 4.6% for fiscal year 2010. This slight decrease in profitability is attributed primarily to a decline in traffic safety products which is being offset by an increase in traffic safety services.

Interest Expense

Interest expense increased $12.1 million, or 41.0%, to $41.6 million for fiscal year 2011 compared to $29.5 million for fiscal year 2010.  This increase is due to the expensing of previously deferred debt issuance costs of $2.9 million related to the second lien loan that was repaid from the proceeds of the Notes that the Company issued in August 2010 as well as increased interest expense associated with those Notes and overall increased debt levels.

Income Tax Expense

Income tax expense decreased $4.8 million to a benefit of $4.4 million for fiscal year 2011 compared to an income tax expense of $0.4 million for fiscal year 2010.  The decrease in tax expense is a result of a decrease in annual pre-tax book earnings for fiscal year 2011.  Additionally, we recorded a non-cash charge to establish a valuation allowance of $5.5 million against certain deferred tax assets primarily related to state net operating losses.  In assessing whether a deferred tax asset may be realized, we consider, based on the weight of available evidence, if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is based upon our judgment of various future events, prior earnings history, expected future taxable income, carryback and carryforward periods, and permanent differences.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductable.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of February 29, 2012, we had $15.0 million in cash and cash equivalents and working capital of $171.5 million compared to $20.0 million in cash and cash equivalents and working capital of $155.2 million as of February 28, 2011. Cash balances of $10.3 million and $1.9 million as of February 29, 2012 and February 28, 2011, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.  We maintain company owned life insurance policies with cash surrender values (“CSV”). During the year ended February 29, 2012 we obtained $3.0 million of cash in the form of a loan against the $4.0 million of CSV which was used for general corporate needs and working capital purposes.

On March 15, 2012, we completed the sale of $265.0 million in 13.0% senior secured notes due 2018 (the “Secured Notes”).  In connection with the sale of the Secured Notes, we also entered into a new $170.0 million asset-based secured revolving credit facility (the “ABL Facility”) with Manufacturers and Traders Trust Company (“M&T”).  We utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to prepay all amounts outstanding under the second amended and restated credit agreement (the “Credit Agreement”), a $4.0 million unsecured note and a $1.7 million loan from Citizens Bank.

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012 we entered into an amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012 and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively. Additionally, on December 7, 2012 we entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of our third quarter results and financial statements to March 15, 2013.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of  eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including, the advance rates, and certain covenants and the interest and fees payable.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities, which resulted in the need to obtain several amendments and we cannot guarantee that we will be able to comply with our covenants in the future.  Any default under our ABL Facility, the indenture for our Notes, or the indenture for our Secured Notes would result in a cross-default and acceleration of indebtedness under the other.

On September 5, 2012, we received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, we received a notice of default from the trustee under the indenture for the Notes, each to the effect that we had failed to provide to the trustee our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for our fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, we have 120 days from the date of those notices to cure such default by complying with our reporting requirements and related filings. If we fail to comply with our filing requirements, an event of default under the indentures will occur and the trustee may exercise all rights and remedies available including accelerating the indebtedness under the indentures.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for fiscal years 2012, 2011 and 2010:

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Net Cash Provided by (Used in)
Operating activities	$19,697	$47,503	$58,078
Investing activities	(46,848)	(31,549)	(24,374)
Financing activities	22,154	(6,698)	(39,438)
Cash paid for capital expenditures	(35,392)	(31,777)	(24,571)

Operating Activities

Net cash provided by operating activities decreased $27.8 million to $19.7 million in fiscal year 2012 compared to $47.5 million in fiscal year 2011.  The decrease in cash provided by operating activities was primarily the result of an increased net loss for fiscal year 2012. Operating activities also included an increase in deferred taxes and an increase in accounts payable as the result of the increased activity in the fourth quarter.

Net cash provided by operating activities decreased $10.6 million, to $47.5 million in fiscal year 2011 compared to $58.1 million in fiscal year 2010. The decrease in cash provided by operating activities was primarily the result of a net loss for fiscal year 2011 as compared to net income in fiscal year 2010.

Investing Activities

Net cash used in our investing activities increased $15.3 million to $46.8 million in fiscal year 2012 compared to $31.5 million in fiscal year 2011.  Net cash used in investing activities for fiscal year 2012 included cash for capital expenditures and capitalized software of $44.0 million, an increase of $11.3 million compared to cash capital expenditures and capitalized software of $32.7 million for fiscal year 2011. The increase in cash capital expenditures was partially offset by $2.7 million of cash received for the sale of property, plant and equipment.  The increase in cash capital expenditures during fiscal year 2012 was attributable to additional expenditures related to our ERP of approximately $7.6 million and additional land and plant improvements of approximately $3.6 million.

Net cash used in our investing activities increased $7.1 million to $31.5 million in fiscal year 2011 compared to $24.4 million in fiscal year 2010.  Net cash used in investing activities for fiscal year 2011 included cash for capital expenditures of $31.8 million, an increase of $7.2 million compared to cash capital expenditures of $24.6 million for fiscal year 2010. The increase in cash used related to capital expenditures was partially offset by $2.2 million of cash received for the sale of property, plant and equipment.

Financing Activities

Net cash provided by financing activities increased $28.9 million to $22.2 million for fiscal year 2012 compared to net cash used in financing activities of $6.7 million in fiscal year 2011. Net cash provided by our financing activities in fiscal year 2012 include net borrowings of $47.0 million under our revolving credit facility and other borrowings of $12.4 million, offset by $34.3 million of payments. New borrowings under our revolving credit facility increased compared to fiscal year 2011 as part of the proceeds from the Notes were used to repay approximately $43.5 million of indebtedness under our revolving credit facility in the prior fiscal year. The additional borrowings of $12.4 million, included $4.0 million for the refinancing of industrial revenue bonds during the first quarter and $8.0 million of unsecured borrowings available for seasonal liquidity. We incurred approximately $1.7 million in costs associated with the ninth and eleventh amendments to our Credit Agreement and the incurrence of our new $20.0 million secured credit facility.

Net cash used in financing activities decreased $32.7 million to $6.7 million for fiscal year 2011 compared to $39.4 million in fiscal year 2010.  Net cash used in our financing activities in fiscal year 2011 included $250.0 million of proceeds from the issuance of the Notes which was offset by net repayments of $20.9 million under our revolving credit facility, repayment of long-term debt of $219.2 million and payment of debt issuance costs of $10.0 million.

From the proceeds of the Notes, we repaid our second lien loan in full for $85.0 million, and repaid our term loan A, term loan B and revolving credit facility in amounts equal to $64.9 million, $50.1 million, and $43.5 million, respectively. We also paid debt issuance costs of approximately $8.3 million related to the issuance of the Notes and $1.7 million related to loan amendments of the Credit Agreement.

Capital Expenditures

Cash capital expenditures increased $3.6 million to $35.4 million in fiscal year 2012 compared to $31.8 million in fiscal year 2011. The increase was attributable to additional expenditures related to land and plant improvements.

Our Indebtedness

Refinancing Transactions

On March 15, 2012, we completed the sale of $265.0 million of our Secured Notes at par. In connection with the sale of the Secured Notes, we also entered into our new $170.0 million ABL Facility.  The proceeds from the Secured Note offering and certain borrowings under our new ABL Facility were used to:

• repay all outstanding indebtedness under, and terminate, our existing Credit Agreement which consisted of term loans and a revolving credit facility, which had an aggregate principal amount outstanding of approximately $145.3 million and $100.1 million, respectively as of February 29, 2012;

• repay all outstanding indebtedness under our loan from Citizens Bank and our unsecured note from M&T, which had aggregate principal amounts outstanding of approximately $5.7 million as of February 29, 2012; and

• pay all fees and expenses associated with these transactions, totaling approximately $15.0 million.

13% Senior Secured Notes Due 2018

Interest on the Secured Notes will initially be payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15, commencing on September 15, 2012. The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, we may, at our option, elect to pay interest on the Secured Notes (i) entirely in cash (“Cash Interest”) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (the “Cash Interest Portion”) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (“PIK Interest Portion” or “PIK Interest”).  With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash.

In addition, prior to the start of each 12-month period beginning on March 15, 2013, March 15, 2014 and March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum unless we deliver a written notice to the Trustee of our election for such 12-month period by either choosing to (i) increase the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each election by 1.0% per annum or (ii) pay Cash Interest for the 12-month period (a ‘‘12-Month Cash Election’’). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes for the 12-month period shall be 1.0% less than the total interest rate in effect for the immediately preceding interest period for which any PIK Interest was paid.  The 1.0% decrease in interest rates as the result of a 12-Month Cash Election is not cumulative.

At any time prior to March 15, 2015, we may redeem at our option up to 35.0% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount of the Secured Notes outstanding , plus accrued and unpaid interest. We may also redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a ‘‘make-whole’’ premium. On and after March 15, 2015, we may redeem the Secured Notes, in whole or in part, at the redemption prices specified in the indenture for the Secured Notes. In addition, we may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. We will be required to redeem certain portions of the Secured Notes for tax purposes at the end of the first accrual period ending after the fifth anniversary of the Secured Notes issuance and each accrual period thereafter.

The Secured Notes are guaranteed on a joint and several basis by all of our existing and future domestic subsidiaries (the “Guarantors”) that currently guarantee our existing Notes due 2018 and the ABL Facility. The Secured Notes and related guarantees are senior secured obligations of us and the Guarantors that rank equally in right of payment with all existing and future senior debt of us and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of us and the Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens, and except for certain excluded assets, by first priority liens on substantially all of our and the Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of our and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”).

We must consummate a registered offer to exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 11, 2013. If we fail to consummate the exchange offer within such time period, the interest rate on the Secured Notes will increase up to an additional 1.0% per annum in total until such exchange offer is completed or the Secured Notes are redeemed.

Notices of Default

On September 5, 2012, we received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, we received a notice of default from the trustee under the indenture for the Notes, each to the effect that we had failed to provide to the trustee our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for our fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, we have 120 days from the date of those notices to cure such default by complying with our reporting requirements and related filings. If we fail to comply with our filing requirements, an event of default under the indentures will occur and the trustee may exercise all rights and remedies available including accelerating the indebtedness under the indentures.

Asset-Based Loan Facility

In connection with the sale of the Secured Notes, we entered into the ABL Facility. The ABL Facility provides for maximum borrowings of up to $170.0 million from time to time, subject to a borrowing base formula based in part on the value of eligible receivables, in part on the value of eligible inventory and in part on the value of certain real property securing such facility on a first-lien basis. The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility matures on March 15, 2017, and (except for swing line loans) bears interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the greater of (i) M&T’s prime rate, (ii) the Federal Funds Rate plus 0.50% or (iii) one month LIBOR plus 2.00% or (b) a LIBOR rate in each case plus an applicable margin. The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility.  Until the delivery of the borrowing base certificate for the month ending August 31, 2012, the applicable margin with respect to (a) base rate borrowings is 0.75% (b) LIBOR borrowings is 2.75% and (c) the commitment fee is 0.5%. Following the delivery of the borrowing base certificate for the month ended August 31, 2012 (retroactive to September 1, 2012 and adjusted quarterly thereafter), the applicable margin will be based on the excess availability under the ABL Facility. Swing line loans bear interest at the base rate plus the applicable margin.

In addition, the ABL Facility includes customary affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.

M&T may endeavor to syndicate this facility with various lenders; however, our ability to borrow under the ABL Facility is not conditioned on the successful syndication. Borrowings under the ABL Facility are guaranteed by all of our subsidiaries that guarantee the Secured Notes and the existing Notes, and are secured, subject to certain permitted liens, by first-priority liens on the ABL priority collateral, second-priority liens on the personal property securing the Secured Notes and second priority liens on certain real property in Pennsylvania and Florida securing the Secured Notes. The ABL Facility requires that if excess availability is less than the greater of (i) $25.0 million and (ii) 15% of the lesser of the credit commitments and the borrowing base at such time, we must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0. In addition, the ABL Facility includes other affirmative and negative covenants.

Amendment of ABL Facility

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012 we entered into an amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012 and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively.  Additionally, on December 7, 2012 we entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of our third quarter results and financial statements to March 15, 2013.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of  eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including, the advance rates, and certain covenants and the interest and fees payable.

11% Senior Notes Due 2018

In August 2010, we sold $250.0 million aggregate principal amount of our 11% Notes at par.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.  We used the net proceeds from the Notes to repay our existing $85.0 million second lien loan in full and our other senior facilities in part.  The Notes are subject to redemption in whole or in part, at any time on or after September 1, 2014 at certain redemption prices specified in the indenture for the existing Notes. We may also at any time before September 1, 2013 at our option redeem up to 35.0% of the Notes with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Notes at any time prior to September 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on the existing notes plus a make-whole premium defined in the indenture for the Notes. In addition, we may be required to make an offer to purchase the Notes upon the sale of certain assets or upon a change of control. The Notes are senior unsecured notes guaranteed on a joint and several basis on a senior unsecured basis by each of our subsidiaries that guarantees payments of our indebtedness under our existing Credit Agreement. The indenture for the Notes contains restrictive covenants that limit our ability and the ability of our subsidiaries that are restricted under the indenture to, among other things, incur additional debt, pay dividends or make distributions, repurchase capital stock or make other restricted payments, make certain investments, incur liens, merge, amalgamate or consolidate, sell, transfer, lease or otherwise dispose of all or substantially all of assets and enter into transactions with our affiliates.

First Lien Term Loans A & B and First Lien Revolving Credit Facility

On March 15, 2012 we terminated our existing Credit Agreement and repaid all borrowings under the first lien term loan A and B and the first lien revolving credit facility with proceeds from the Secured Notes and the ABL Facility.

For fiscal year 2012 we had in place a Credit Agreement which provided for first lien term loans and a first lien revolving credit facility. Our revolving credit facility provided financing up to $135.0 million. Indebtedness under our first lien credit facilities was guaranteed by certain of our subsidiaries and secured by first priority liens on substantially all of our assets, including appraised real estate, mineral rights and fixed assets.  As of February 29, 2012 the aggregate outstanding principal balance of our first lien term loan A (“term loan A”), first lien term loan B (“term loan B”) and first lien revolving credit facility (“revolving credit facility”) was $245.5 million. The balance of our term loan A and term loan B was $78.1 million and $67.3 million, respectively, and borrowings under our revolving credit facility were $100.1 million with an additional $34.8 million available as of February 29, 2012. Availability under our revolving credit facility was restricted to a borrowing base equal to the sum of 85.0% of eligible accounts receivable excluding those over 120 days and 60.0% of eligible inventory. The revolving credit facility terminated on January 11, 2013 and each of our first lien term loans matured on January 10, 2014.

The interest rates for term loan A and B, as well as for loans made under the revolving credit facility were calculated in accordance with the terms of the Credit Agreement and varied from time to time based on selections made as a result of changes in underlying reference interest rates. The interest rate options for loans under the revolving credit facility, term loan A and B depended on our total leverage ratio.  Our weighted average interest rate for our term loan A and B and our revolving credit facility loans was 4.8% as of February 29, 2012 and 4.7% as of February 28, 2011.  The net effective interest rate on our term loan A and loans under the revolving credit facility were 4.5% as of February 29, 2012, and the net effective interest rate on our term loan B was 5.0% as of February 29, 2012.

Our Credit Agreement included covenants that restricted various aspects of our business and operations, including our ability to make capital expenditures, incur operating lease expense, incur additional indebtedness, incur liens, make loans, investments or acquisitions, make distributions on our capital stock or payments on subordinated indebtedness, enter into mergers or dispose of assets, or enter into a transaction which would constitute a change in control. Under the Credit Agreement, we were required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations. The Credit Agreement also included subjective acceleration clauses which allowed the lenders to declare amounts outstanding under the financing arrangements due and payable if a Material Adverse Change, as defined in the Credit Agreement occurred.

On several occasions in fiscal year 2012, 2011 and 2010, we sought certain covenant waivers and amended our Credit Agreement to provide greater cushion under our covenants and help us remain compliant.

Land and Equipment Obligations

We have various notes and mortgages resulting from the purchase of land and equipment.  As of February 29, 2012, these notes and mortgages included: $6.6 million debt financing under industrial development authority bonds with counties in Pennsylvania, and other secured and unsecured loans with an aggregate balance of $16.4 million.

Industrial Development Authority Bonds

We obtained debt financing in connection with the following three series of industrial development authority bonds:

• $6.0 million Berks County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 1998, which we refer to as the Berks County bonds;

• $4.5 million Bradford County Industrial Development Authority variable rate demand/fixed rate revenue bonds (State Aggregates Inc. Project) series of 2000, which we refer to as the Bradford County bonds; and

• $8.5 million Union County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 2001, which we refer to as the 2001 Union County bonds.

In connection with each of the Berks County bonds, Bradford County bonds and 2001 Union County bonds, we have entered into a loan agreement with the respective industrial development authority, pursuant to which we make payments at times and in amounts sufficient to provide for the full and timely payment of the bonds as the payments become due and payable under a trust indenture between the respective industrial development authority and trustee. In connection with each series of bonds, our payment obligations are secured by an irrevocable letter of credit delivered to the trustee by a bank pursuant to a letter of credit agreement. M&T is the trustee and issuer of the letter of credit for each series of bonds. Each series of bonds bears interest at a variable rate, subject to conversion to a fixed rate at our option. The loan agreements, letter of credit agreements and other bond documents contain representations, warranties, indemnifications and other covenants. As of February 29, 2012 the interest rates for the industrial development bonds ranged from approximately 0.3% to 0.5%

The Berks County bonds mature on October 1, 2013, and principal payments of $0.4 million are due annually on October 1. We fund the principal payments through payment of equal monthly installments to a sinking fund account maintained at M&T.  As of February 29, 2012, $0.8 million of principal remained outstanding.

The Bradford County bonds mature February 1, 2015, and varying principal payments, ranging from $0.3 million in 2010 to $0.4 million in 2015, are due annually on February 1. We fund the principal payments through payment of quarterly installments to a sinking fund account maintained at M&T. As of February 29, 2012, $1.1 million of principal remained outstanding.

The 2001 Union County Bonds mature May 1, 2022, and principal payments of $0.4 million are due annually on May 1. We fund the principal payments through payment of equal monthly installments to a sinking fund account maintained at M&T. As February 29, 2012, $4.7 million of principal remained outstanding.

Other Loans

We have various loans secured by mortgages on real property or certain specified equipment in the aggregate amount of $3.6 million as of February 29, 2012. Generally, all of these loans are secured by the land and equipment acquired with the proceeds of such financings. Included in this balance was $1.7 million outstanding under a loan from Citizen’s bank which was repaid in connection with the refinancing on March 15, 2012. The original amount of the loan from Citizens bank was for $8.5 million and the purpose of the borrowing was to fund the acquisition cost of certain equipment, which served as collateral under the agreement. The effective interest rate for the Citizens bank loan was approximately 3.5% for fiscal year 2012.

We also have various other unsecured loans with an aggregate outstanding balance of $12.8 million as of February 29, 2012. All of these loans provide for at least annual payments, which include interest up to 10.0% per annum.  Included in the unsecured loans was a $4.0 million unsecured loan that was prepaid with borrowings under the revolving credit facility which was subsequently repaid in connection with the refinancing on March 15, 2012.  The unsecured borrowing was used to redeem the outstanding principal amount of the Susquehanna County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Stabler Companies Inc. Project) Series of 2005 on May 16, 2011.

Capital Leases

We have various arrangements for the lease of machinery and equipment which qualify as capital leases.  These arrangements typically provide for monthly payments, some of which include residual value guarantees if we were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. Our capital lease obligation as of February 29, 2012 was $10.5 million.

Debt and Contractual Obligations

On March 15, 2012, we completed the sale of $265.0 million Secured Notes and also entered into a new $170.0 million ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to prepay all amounts outstanding under the Credit Agreement, a $4.0 million unsecured note and a $1.7 million loan from Citizens Bank. The following table presents, as of February 29, 2012, on a pro-forma basis the debt repayments and interest payments assuming our refinancing would have closed on February 29, 2012 as well as our obligations and commitments to make future payments under contracts and contingent commitments:

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Contractual Obligations
13% Senior secured notes due 2018 (1)	$377,376	$—	$—	$—	$—	$—	$377,376
ABL Facility	20,000	—	—	—	—	—	20,000
11% Senior notes due 2018	250,000	—	—	—	—	—	250,000
Land and equipment obligations	23,016	2,843	2,199	1,456	1,098	1,887	13,533
Obligations under capital leases	10,501	4,695	3,000	1,807	788	211	—
Interest payments(2)	321,654	38,263	42,823	47,152	51,847	53,577	87,992
Operating leases	8,736	2,641	2,292	1,491	1,086	574	652
Pensions(3)	5,762	543	558	559	582	590	2,930
Purchase commitments(4)	2,672	1,516	1,156	—	—	—	—
Total contractual obligations	$1,019,717	$50,501	$52,028	$52,465	$55,401	$56,839	$752,483

(1)

Assumes refinanced debt at a 1% increase in cash interest and a 1% decrease in PIK interest in months 13-24 (5% cash/8% PIK), assumes a 2% increase in cash and 2% decrease in PIK interest in months 25-36 (6% cash/7% PIK) and assumes a 3% increase in cash and 3% decrease in PIK interest in months 37-48 (7% cash/6% PIK) .

(2)

Future interest payments were calculated on a proforma basis using the applicable fixed and floating rates charged by our lenders in effect as of March 15, 2012 and amended rates for our ABL Facility in effect as of September 7, 2012, which may differ from actual results.

(3)	Amounts represent estimated future benefit payments related to our defined benefit plans.

(4)

We have a number of forward contracts for the purchase of fuels and other commodities which contain commitments or obligations as of February 29, 2012. The future payments under these contracts are included here.

Commitments and Contingencies

In the normal course of business, we have commitments, lawsuits, claims, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or liquidity.

We maintain a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. Our self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. We are required to maintain a $7.0 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. We also maintain four self-insurance programs for health coverage with losses limited to $0.3 million per employee. We are required to provide a letter of credit in the amount of $0.7 million to guarantee payment of the deductible portion of our liability coverage existing prior to January 1, 2008.

We also maintain a captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage.  On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverages. The total amount of collateral provided in the arrangement was $8.8 million and is recorded on our consolidated balance sheet as part of restricted cash as of February 29, 2012. Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying consolidated balance sheet, were $9.7 million and $7.4 million for fiscal year 2012 and fiscal year 2011, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued insurance amounts include primarily workers’ compensation totaling $8.5 million and $ 8.9 million as of February 29, 2012 and February 28, 2011, respectively.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit associated with our industrial development authority bonds totaling $14.5 million and $13.8 million at February 29, 2012 and February 28, 2011, respectively, which were not included in our Consolidated Balance Sheets.

Critical Accounting Policies and Significant Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, taxes, and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, ‘‘Summary of Significant Accounting Policies’’ as reported in our notes to our financial statements for the fiscal year ended February 29, 2012 included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs, which are recognized during the period in which the revisions are identified. Amounts attributable to contract claims are included in revenues when realization is probable and the amounts can be reasonably estimated. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date. As of February 29, 2012 and February 28, 2011, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 7, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

The Company accounts for custom-built concrete products under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

The Company generally recognizes revenue on the sale of construction materials and concrete products, other than custom-built concrete products, when the customer takes title and assumes risk of loss. Typically, this occurs when products are shipped.

The Company recognizes equipment rental revenue on a straight-line basis over the specific daily, weekly or monthly terms of the agreements. Revenues from the sale of equipment and contractor supplies are recognized at the time of delivery to, or pick-up by, the customer.

Other revenue consists of sales of miscellaneous materials, scrap and other products that do not fall into our other primary lines of business. The Company generally recognizes revenue when the customer takes title and assumes risk of loss, the price is fixed or determinable and collection is reasonably assured.

Goodwill and Goodwill Impairment

Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value of the reporting unit is less than its carrying value, an indication of impairment exists and the reporting unit must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We use significant judgment in determining the most appropriate method to estimate the fair values of each of our reporting units. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies.

We complete a discounted future cash flow model for each reporting unit based upon projected earnings before interest and taxes (“EBIT”). Under this approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flow.  In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions in our discounted cash flow models include our estimate of future profitability, revenue growth rates, capital requirements, and the discount rate. The profitability estimates used were derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.  The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows and overall size of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

We then supplement this analysis by also calculating a fair value of the reporting unit utilizing EBIT market multiples applicable to our industry and peer group, the data for which we develop internally and through third-party sources.  If there is sufficient depth and availability of market comparables we will take a weighted average approach of the two methods in calculating the fair value of a reporting unit.  The weighting of these methods is subjective and based upon our judgment and our historical approach to calculating the fair value of a reporting unit.

Our annual goodwill impairment analysis takes place as of fiscal year-end and for 2012.  As of February 29, 2012 and February 28, 2011, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years. The trademarks are considered to have an indefinite life and are not amortized, but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of fiscal year end 2012, we performed an impairment test of our trademarks and determined that the trademark related to the Safety reporting unit had a fair value below its book value due to a decline in business line revenues. As a result, we impaired the trademark for approximately $1.1 million. The remaining balance of the trademark asset in the Safety reporting unit was $5.4 million at February 29, 2012. This balance could be subject to additional future impairment charges in the event the Safety reporting unit does not meet its expected operating results.

Claims Including Self-Insurance

We are self-insured for workers’ compensation and health coverage, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We established provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the applicable accounting guidance, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we and our subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior fiscal years in determining the adequacy of the provision for income taxes. Interest accrued related to unrecognized tax benefits and penalties related to income tax are both included as a component of the provision for taxes and adjust the income tax provision, the current tax liability and deferred taxes in the period of which the facts that give rise to a revision become known.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. During fiscal year 2012, fiscal year 2011 and fiscal year 2010, we determined no impairment charge was necessary.

Recently Issued Accounting Standards

Refer to Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements for a discussion of recent accounting guidance and pronouncements.

Item 7A.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have exposure to financial market risks, including changes in commodity prices, interest rates and other relevant market prices.

Commodity Price Risk

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels,  electricity and natural gas for production of hot mix asphalt and cement, and diesel fuel for distribution and production-related vehicles. We attempt to limit our exposure to changes in commodity prices by putting sales price escalators in place for most public contracts, and we aggressively seek to obtain escalators on private and commercial contracts.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our variable rate debt. As of March 15, 2012, subsequent to year end, we refinanced our term loan A and B and the revolving credit facility resulting in variable rate debt of approximately $20.0 million. Each change of 1.0% in interest rates under these facilities would result in an approximately $0.2 million change in our total annual interest expense.

Inflation Risk

Overall inflation rates in recent years have not been a significant factor in our revenue or earnings due to our ability to recover increasing costs by obtaining higher prices for our products through sale price escalators in place for most public sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

Item 8.                                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

New Enterprise Stone & Lime Co., Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of New Enterprise Stone & Lime Co., Inc. and its subsidiaries  at February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in the “Risks and Uncertainties” section of Note 2 to the consolidated financial statements, the Company was unable to file the Company’s Annual report on Form 10-K for the period ended February 29, 2012 and Quarterly report on Form 10-Q for the three month period ended May 31, 2012 in a timely manner.  If the Company fails to comply with their revised filing requirements for the respective periods, an event of default will occur.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December17, 2012

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29,	February 28,
In thousands, except share and per share data	2012	2011

Assets
Current assets
Cash and cash equivalents	$15,032	$20,029
Restricted cash	10,322	1,887
Accounts receivable (less allowance for doubtful accounts of $3,259 in February 2012 and $2,430 in February 2011)	76,841	67,372
Inventories	132,195	129,422
Deferred income taxes	16,019	13,783
Other current assets	7,390	9,941
Total current assets	257,799	242,434
Other assets
Property, plant and equipment, net	371,574	382,965
Goodwill	90,847	90,847
Other intangible assets	26,344	28,084
Other assets	26,825	23,748
Total assets	$773,389	$768,078
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$7,538	$20,460
Accounts payable — trade	27,838	16,154
Accrued liabilities	50,953	50,660
Total current liabilities	86,329	87,274
Long-term debt and other liabilities
Long-term debt, less current maturities	521,475	480,386
Deferred income taxes	96,674	111,921
Other liabilities	19,043	11,326
Total liabilities	723,521	690,907
Commitments and contingencies (Note 15)

Redeemable common stock
Common stock, Class A	—	9,837
Common stock, Class B	—	120,404

Equity (Deficit)

Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 20,500 shares	21	—
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 250,925 shares	251	—
Retained deficit	(76,779)	(53,535)
Additional paid in capital	126,964	—
Accumulated other comprehensive loss	(2,181)	(1,403)
Total New Enterprise Stone & Lime Co., Inc. equity (deficit)	48,276	(54,938)
Noncontrolling interest in consolidated subsidiaries	1,592	1,868
Total equity (deficit)	49,868	(53,070)
Total liabilities and equity (deficit)	$773,389	$768,078

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Operations

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010
Revenue
Construction materials	$361,035	$346,928	$345,111
Heavy/highway construction	262,714	300,658	315,006
Traffic safety services and equipment	71,008	68,812	68,384
Other revenues	10,369	9,601	8,617
Total revenue	705,126	725,999	737,118
Cost of revenue (exclusive of items shown separately below)
Construction materials	258,836	244,315	229,785
Heavy/highway construction	255,303	281,077	298,082
Traffic safety services and equipment	55,840	50,026	47,987
Other expenses	5,507	3,193	4,758
Total cost of revenue	575,486	578,611	580,612
Depreciation, depletion and amortization	51,674	45,917	43,742
Intangible asset impairment	1,100	—	—
Pension and profit sharing	7,622	8,907	9,690
Selling, administrative and general expenses	64,511	61,547	64,779
Operating Profit	4,733	31,017	38,295
Other income (expense)
Interest income	343	318	593
Interest expense	(46,902)	(41,586)	(29,536)
Income (loss) before income taxes	(41,826)	(10,251)	9,352
Income tax expense (benefit)	(16,397)	(4,478)	392
Net income (loss)	(25,429)	(5,773)	8,960
Net income attributable to noncontrolling interest	(820)	(1,195)	(1,165)

Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(26,249)	$(6,968)	$7,795

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$(25,429)	$(5,773)	$8,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and cost depletion	50,874	45,277	43,102
Intangible asset impairment	1,100	—	—
Loss (gain) on disposal of property, plant and equipment	808	(600)	(261)
Amortization of other assets and liabilities	1,296	2,470	2,187
Noncash interest expense	4,751	6,568	3,862
Deferred income taxes	(17,483)	(1,837)	561
Equity earnings of affiliates	—	—	(254)
Allowance for doubtful accounts	(829)	311	(696)
Changes in current assets and liabilities
Accounts receivable	(8,640)	(7,596)	2,389
Inventories	(2,773)	(2,208)	(8,468)
Other current assets	2,551	1,753	(95)
Accounts payable	11,684	2,724	(7,017)
Other accruals	1,787	6,414	13,808
Net cash provided by operating activities	19,697	47,503	58,078

Cash flows from investing activities
Capital expenditures	(35,392)	(31,777)	(24,571)
Capitalized software	(8,562)	(929)	—
Proceeds from sale of property, plant and equipment	2,716	2,240	1,333
Change in cash value of life insurance	2,825	(962)	(1,308)
Change in restricted cash	(8,435)	(87)	(89)
Other investing activities	—	(34)	261
Net cash used in investing activities	(46,848)	(31,549)	(24,374)

Cash flows from financing activities
Proceeds from revolving credit	145,477	100,164	101,500
Repayment of revolving credit	(98,500)	(121,065)	(90,415)
Repayment of long-term debt	(29,133)	(219,180)	(52,288)
Payments on capital lease	(5,329)	(5,009)	(4,907)
Proceeds from issuance of long-term debt	12,398	250,000	9,107
Debt issuance costs	(1,663)	(9,967)	(1,246)
Distribution to noncontrolling interest	(1,096)	(1,641)	(1,189)
Net cash provided by (used in) financing activities	22,154	(6,698)	(39,438)
Net increase (decrease) in cash and cash equivalents	(4,997)	9,256	(5,734)

Cash and cash equivalents
Beginning of period	20,029	10,773	16,507
End of period	$15,032	$20,029	$10,773

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit) and Comprehensive Income (Loss)

			Accumulated
	Common	Common	Other	Additional		Total New Enterprise
	Stock,	Stock,	Comprehensive	Paid-In	Retained	Stone & Lime Co., Inc.	Noncontrolling	Total
(in thousands)	Class A	Class B	Loss	Capital	(Deficit)	Equity (Deficit)	Interest	Equity (Deficit)

Balance, February 28, 2009	$—	$—	$(2,218)	$—	$(67,532)	$(69,750)	$1,946	$(67,804)
Net income	—	—	—	—	7,795	7,795	1,165	8,960
Pension adjustment net of tax of $451	—	—	642	—	—	642	—	642
Comprehensive income						8,437	1,165	9,602
Change in Redeemable Common Stock	—	—	—	—	(39,907)	(39,907)	—	(39,907)
Purchase of subsidiary interest	—	—	—	—	—	—	426	426
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,189)	(1,189)
Balance, February 28, 2010	$—	$—	$(1,576)	$—	$(99,644)	$(101,220)	$2,348	$(98,872)
Net income (loss)	—	—	—	—	(6,968)	(6,968)	1,195	(5,773)
Pension adjustment net of tax of $122	—	—	173	—	—	173	—	173
Comprehensive income (loss)						(6,795)	1,195	(5,600)
Change in Redeemable Common Stock	—	—	—	—	53,077	53,077	—	53,077
Subsidiary interest adjustments	—	—	—	—	—	—	(34)	(34)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,641)	(1,641)
Balance, February 28, 2011	$—	$—	$(1,403)	$—	$(53,535)	$(54,938)	$1,868	$(53,070)
Net income (loss)		—	—	—	(26,249)	(26,249)	820	(25,429)
Pension adjustment net of tax of $548	—	—	(778)	—	—	(778)	—	(778)
Comprehensive income (loss)						(27,027)	820	(26,207)
Change in Redeemable Common Stock	—	—	—	—	3,005	3,005	—	3,005
Elimination of put right (1)	21	251	—	126,964	—	127,236	—	127,236
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,096)	(1,096)
Balance, February 29, 2012	$21	$251	$(2,181)	$126,964	$(76,779)	$48,276	$1,592	$49,868

(1) Refer to Note 14, “Put Rights” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.                            Summary of Significant Accounting Policies

Company Activities

The Company is a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  The Company operates in three segments based upon the nature of its products and services: construction materials, heavy/highway construction and traffic safety services and equipment. The Company’s construction materials operations comprise aggregate production, including crushed stone and construction sand and gravel, hot mix asphalt production, ready mixed concrete production, and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. Another of the Company’s core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. The Company’s heavy/highway construction operations are primarily supplied with construction materials from its construction materials operation. The Company’s third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. During fiscal year 2011, the Company consolidated various legal entities in order to simplify its legal structure.  This consolidation did not affect the Company’s financial position, results of operations, or cash flows.  The companies in the consolidated group as of February 29, 2012 and February 28, 2011 include New Enterprise Stone & Lime Co., Inc.; Gateway Trade Center Inc.; EII Transport Inc.; Protection Services Inc.; Work Area Protection Corp.; SCI Products Inc.; ASTI Transportation Systems, Inc.; Precision Solar Controls Inc.; Rock Solid Insurance Company; Kettle Creek Partners GP, LLC; and Kettle Creek Partners L.P.

The consolidated financial statements also include the accounts of South Woodbury, L.P., which is 99% owned by certain life insurance trusts, which insure the lives of the principal stockholders of the Company. The remainder is owned by the Company through a 1% general partnership interest owned by a wholly-owned entity of the Company, NESL II, LLC.

South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company’s corporate headquarters in New Enterprise, PA. The Company signed lease agreements on February 28, 2003. The original lease terms for both leases end on May 31, 2023 and the Company has one five-year option to extend each lease. The annual base rents for the Roaring Spring, PA and New Enterprise, PA office buildings are $0.4 million and $2.0 million respectively, which may be reset to a fair market rate, as defined in the agreements.

Intercompany balances and transactions have been eliminated in consolidation.

Investments in entities in which the Company has an ownership interest of 50% or less are accounted for by the equity method. Investments in affiliated companies consist of a 16.2% membership interest in Means To Go, LLC as of February 29, 2012.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Certain U.S. cash balances exceed Federal Deposit Insurance Corporation limits.

Restricted Cash

Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, including service charges. The Company determines the allowance based on historical write-off experience, specific identification based on a review of individual past due balances and their composition, and the nature of the customer. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high-quality financial institutions. At times, such balances and investments may be in excess of federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania. These entities include the Pennsylvania Department of Transportation, the Pennsylvania Turnpike Authority and various townships, municipalities, school districts and universities within Pennsylvania.  The Company had $4.6 million and $11.9 million of accounts receivable from these governmental entities as of February 29, 2012 and February 28, 2011, respectively.  The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable balances.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories. The Company also maintains an allowance for obsolete inventories, which is based on recent sales activity and usage of related items.

Rental Equipment

Rental equipment, primarily related to the Company’s safety products business, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to three years.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item. Provision for depreciation is generally computed over estimated service lives using the straight-line method.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The average depreciable lives by fixed asset category are as follows:

Land improvements	20 years
Buildings, improvements and capitalized software	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

Depletable limestone deposits are reduced by cost depletion estimated on the basis of recoverable quantities of each quarry.

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

The Company capitalizes interest cost during the period assets are being constructed. Interest capitalized on construction in progress amounted to $0.3 million, $0.1 million and $0.2 million during the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.  The Company capitalized $0.3 million of interest cost related to the Company’s new enterprise resource planning system (“ERP”) during the year ended February 29, 2012; no amounts were capitalized during the years ended February 28, 2011 and 2010.

Goodwill and Goodwill Impairment

Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value of the reporting unit is less than its carrying value, an indication of impairment exists and the reporting unit must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We use significant judgment in determining the most appropriate method to estimate the fair values of each of our reporting units. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows and a market approach, which involves the application of revenue and earnings multiples of comparable companies.

We complete a discounted future cash flow model for each reporting unit based upon projected earnings before interest and taxes (“EBIT”). Under this approach, we calculate the fair value of each reporting unit based on the present value of its estimated future cash flow.  In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results and market data. The significant assumptions in our discounted cash flow models include our estimates of future profitability, revenue growth rates, capital requirements and the discount rate. The profitability estimates used are derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.  The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows and overall size of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

We then supplement this analysis by also calculating a fair value of the reporting unit utilizing EBIT market multiples applicable to our industry and peer group, the data for which we develop internally and through third-party sources.  If there is sufficient depth and availability of market comparables, we will take a weighted average approach of the two methods in calculating the fair value of a reporting unit.  The weighting of these methods is subjective and based upon our judgment and our historical approach to calculating the fair value of a reporting unit.

Our annual goodwill impairment analysis takes place as of fiscal year-end.  As of February 29, 2012 and February 28, 2011, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years. The trademark is considered to have an indefinite-life and is not amortized, but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs its annual impairment analysis of the trademark as of fiscal year end. The Company uses a variety of methodologies in conducting the impairment assessment of its indefinite-lived intangible asset, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For the indefinite-lived intangible asset, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.  The Company performed an impairment test of its trademark and determined that the trademark related to the Safety reporting unit had a fair value below its book value due to a decline in the business line revenues. The Company impaired the trademark for approximately $1.1 million at February 29, 2012. The remaining balance of the trademark asset in the Safety reporting unit was $5.4 million at February 29, 2012. This balance could be subject to additional future impairment charges in the event the Safety reporting unit does not meet its expected operating results.

Reclamation Costs

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on the settlement.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company is legally required to maintain a reclamation bond with the Commonwealth of Pennsylvania.  The land reclamation obligation calculated by the Company is based upon the legal requirements for bond posting amounts and is adjusted for inflation and discounted using present value techniques at a credit-adjusted risk-free rate commensurate with the estimated years to settlement.

Other Assets

Other assets consists primarily of deferred stripping costs, deferred financing fees, capitalized software and the cash surrender value of Company owned life insurance policies. Deferred stripping costs consist of costs incurred during the development stage of a mine (pre-production stripping) and are expensed over the productive life of the mine using the units-of-production method.  Deferred financing costs are amortized to interest expense over the terms of the associated credit agreements using the effective interest method of amortization.  Capitalized software costs consist primarily of internal and external costs associated with the implementation of the Company’s ERP system.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs, which are recognized during the period in which the revisions are identified. Amounts attributable to contract claims are included in revenues when realization is probable and the amounts can be reasonably estimated. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred.  Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date. As of February 29, 2012 and February 28, 2011, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 7, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

The Company accounts for custom-built concrete products under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

The Company generally recognizes revenue on the sale of construction materials and concrete products, other than custom-built concrete products, when the customer takes title and assumes risk of loss. Typically, this occurs when products are shipped.

The Company recognizes equipment rental revenue on a straight-line basis over the specific daily, weekly or monthly terms of the agreements. Revenues from the sale of equipment and contractor supplies are recognized at the time of delivery to, or pick-up by, the customer.

Other revenue consists of sales of miscellaneous materials, scrap and other products that do not fall into our other primary lines of business. The Company generally recognizes revenue when the customer takes title and assumes risk of loss, the price is fixed or determinable and collection is reasonably assured.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Self-Insurance

The Company is self-insured for workers’ compensation and health coverage, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Fair Value

The Company determines fair value for its assets and liabilities in accordance with applicable accounting standards, which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value determined is based on assumptions that market participants would use, including consideration of nonperformance risk. The carrying amounts of cash, restricted cash and cash equivalents, trade receivables, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these financial instruments.

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. As of February 29, 2012 and February 28, 2011, the Company determined no impairment charge was necessary.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company establishes provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the applicable accounting guidance, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities.  The Company regularly assesses the potential outcomes of these examinations and any future examinations for current and prior years in determining the adequacy of the provision for income taxes.  Interest accrued related to unrecognized tax benefits and penalties related to income tax are included as a component of the provision for taxes and adjust the income tax provision, the current tax liability and deferred taxes in the period during which the facts that give rise to a revision become known.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories and goodwill; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation allowances; and self-insurance reserves. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 “Presentation of Comprehensive Income” which allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new rules become effective during interim and annual periods beginning after December 15, 2011.The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in ASC 350-20, “Goodwill.” Under the amended standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is still considering the impact of this standard on the consolidated financial statements; however, the Company does not expect this standard to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan” which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures regarding the significant multiemployer plans in which an employer participates, the level of the employer’s participation in those plans, the financial health of the plans and the nature of the employer’s commitments to the plans. This ASU is effective for annual periods ended after December 15, 2011. The Company adopted this standard as of and for the year ended February 29, 2012. The disclosures required by these changes are included in Note 10, “Retirement and Other Benefit Plans.”

Reclassifications

Certain reclassifications have been made to conform prior year balances to current year presentation.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

2.                            Risks and Uncertainties

Our business is heavily impacted by several factors which are outside the control of management, including the overall health of the economy, the level of commercial and residential construction, the level of federal, state and local publicly funded construction projects and seasonal variations generally attributable to weather conditions.  These factors impact the amount and timing of our revenues and our overall performance.

On March 15, 2012, subsequent to year end, the Company sold $265.0 million aggregate principal amount of its 13.0% senior secured notes due 2018 (the “Secured Notes”) at par and entered into a new $170.0 million asset-based secured revolving credit facility (the “ABL Facility”).  The Company used the net proceeds of this issuance of Secured Notes and borrowings under the ABL Facility to repay and terminate all of its outstanding indebtedness under its second amended and restated credit agreement dated January 11, 2008 (the “Credit Agreement”)  and certain other debt (refer to Note 20, “Subsequent Events”).

The Company was unable to file its Form 10-K on its due date of May 29, 2012, its first quarter Form 10-Q on its due date of July 16, 2012, and its second quarter Form 10-Q on its due date of October 15, 2012 as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal controls over financial reporting as reported under Item 9A Controls and Procedures in the Company’s Form 10-K.  The ABL Facility required the Company’s audited financial statements to be issued on May 29, 2012 and the Company’s first quarter Form 10-Q to be issued on July 16, 2012, and the Company’s second quarter 10-Q to be issued on October 15, 2012.  The indenture for the Secured Notes and the indenture for the existing $250.0 million senior notes required financial statements to be issued within 15 days of these aforementioned dates.  As a result, the Company obtained an amendment of the ABL Facility on September 7, 2012 and extensions to file its Form 10-K and first and second quarter Form 10-Q on September 28, 2012, November 9, 2012 and December 7, 2012.  In accordance with the extension letter dated December 7, 2012 the Company has until December 15, 2012, January 1, 2013 and February 15, 2013 to file its Form 10-K, Form 10-Q for the first quarter of the 2013 fiscal year and Form 10-Q for the second quarter of the 2013 fiscal year, respectively. Also, the first amendment to the ABL Facility required the Company to develop a Profit and Liquidity Enhancement Plan and a Reporting Enhancement Plan (together, the “Plans”) as defined in the amendment, by October 1, 2012 and October 15, 2012, respectively.  The Company submitted the Plans to the bank in accordance with the first amendment. Additionally, on December 7, 2012 the Company entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of its Form 10-Q for the third quarter of the 2013 fiscal year to March 15, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future.  A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes.

The first amendment also allows M&T, in the event they cannot syndicate the ABL Facility by December 15, 2012 , to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to, the advance rates, certain covenants and the interest and fees payable.

On September 5 and 6, 2012 the Company received notices of default from the trustee under the $265.0 million Secured Notes and the existing $250.0 million Senior Notes, respectively.  The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s Annual report on Form 10-K for the year ended February 29, 2012 and Quarterly report on Form10-Q for the period ended May 31, 2012  in a timely manner as required by the underlying indentures.  In accordance with the terms and conditions of the underlying indentures, the Company has 120 days from the date of those notices to cure such default by complying with their reporting requirements and related filings.  If the Company fails to comply with the filing requirements, an event of default under the indentures will occur and the trustee may exercise all rights and remedies available. A failure to file the Company’s Form 10-K and Form 10-Q for the first quarter of the 2013 fiscal year may result in a cross-default of the Company’s ABL Facility and the Company’s other indebtedness.  The Company has not received a notice of default related to the delay in filing its Form 10-Q for the second quarter of the 2013 fiscal year.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As part of the first amendment entered into on September 7, 2012, the borrowing base formula became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent to the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

While the Company has made and will continue to make significant changes to its internal financial reporting function, there can be no guarantee that the Company will be able to comply with its financial reporting requirements in a timely manner in future periods.

The second amended and restated credit agreement (the “Credit Agreement”) contained certain financial covenants that included limitations on annual capital expenditures, available credit, maximum leverage ratios and a minimum fixed charge coverage ratio, among others, as defined in the associated agreement (the “Financial Covenants”).  While we have confidence in our ability to meet our operating plan in the future, we have failed to meet certain operating performance measures set forth in the Credit Agreement, which resulted in the need to obtain several amendments.

3.                            Accounts Receivable

Accounts receivable at February 29, 2012 and February 28, 2011 consisted of:

	February 29,	February 28,
(In thousands)	2012	2011

Costs and estimated earnings in excess of billings	$14,570	$11,138
Trade	60,172	50,726
Retainages	5,358	7,938
	80,100	69,802
Allowance for doubtful accounts	(3,259)	(2,430)
Accounts receivable, net	$76,841	$67,372

Costs and estimated earnings in excess of billings related to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

4.                            Inventories

Inventories at February 29, 2012 and February 28, 2011 consisted of:

	February 29,	February 28,
(In thousands)	2012	2011

Crushed stone, agricultural lime and sand	$84,016	$82,852
Raw materials	9,400	7,823
Parts, tires and supplies	11,313	11,472
Concrete blocks	4,547	4,977
Building materials	3,982	4,244
Safety equipment	16,901	16,241
Other	2,036	1,813
Inventories	$132,195	$129,422

5.                            Property, Plant & Equipment

Property, plant & equipment at February 29, 2012 and February 28, 2011 was as follows:

	February 29,	February 28,
(In thousands)	2012	2011

Limestone and sand acreage	$142,034	$135,888
Land, buildings and building improvements	96,504	95,080
Crushing, prestressing and manufacturing plants	310,130	301,052
Contracting equipment, vehicles and other	281,543	264,814
Construction in progress	8,829	6,282
Property, plant and equipment	839,040	803,116
Less: Accumulated depreciation and depletion	(467,466)	(420,151)
Property, plant and equipment, net	$371,574	$382,965

Depreciation expense was $48.7 million, $43.2 million and $41.1 million for years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $25.8 million and $22.5 million as of February 29, 2012 and February 28, 2011, respectively.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

6.                            Other Assets

The Company’s long-term other assets consisted of the following at February 29, 2012 and February 28, 2011:

	February 29,	February 28,
(In thousands)	2012	2011

Deferred financing fees (net of current portion of $4,882 at February 29, 2012 and $3,944 at February 28, 2011)	$10,409	$12,311
Cash value of life insurance (net of loans of $3,000 at February 29, 2012 and $0 at February 28, 2011)	1,006	3,831
Capitalized software (net of amortization of $160 at February 29, 2012 and $0 at February 28, 2011)	11,719	3,317
Deferred stripping costs	2,994	2,316
Other	697	1,973
Other assets	$26,825	$23,748

Capitalized software costs are primarily related to the Company’s new ERP system which was implemented during the year ended February 28, 2011.  The capitalized costs include internal and external costs incurred to develop the software and costs related to conversion of data.  Amortization expense on the capitalized software was $0.2 million for the year ended February 29, 2012.

7.                            Accrued Liabilities

Accrued liabilities at February 29, 2012 and February 28, 2011 consisted of:

	February 29,	February 28,
(In thousands)	2012	2011

Payroll and vacation	$8,496	$7,418
Contract expenses	518	1,468
Withholding taxes	2,862	2,874
Interest	14,055	15,444
Insurance	18,153	16,250
Deferred acquisition liability	3,610	3,253
Billings in excess of costs and estimated earnings on uncompleted contracts	255	354
Other	3,004	3,599
Accrued liabilities	$50,953	$50,660

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

8.                            Long-Term Debt

Long-term debt at February 29, 2012 and February 28, 2011 consisted of:

	February 29,	February 28,
(In thousands)	2012	2011

Land, equipment and other obligations	$23,016	$32,003
First lien term loan A & B	145,383	153,090
First lien revolving credit facility	100,113	53,177
Senior notes due 2018	250,000	250,000
Obligations under capital leases	10,501	12,576
Debt	529,013	500,846
Less: Current portion	(7,538)	(20,460)
Long-term debt	$521,475	$480,386

Refinancing

On March 15, 2012, the Company completed the sale of $265.0 million of its 13.0% Secured Notes due 2018 at par.  In connection with the sale of the Secured Notes, the Company also entered into a new $170.0 million ABL Facility.  The Company utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminate the Credit Agreement and certain other debt.  See Note 2, “Risks and Uncertainties” and Note 20, “Subsequent Events” for a more detailed discussion of the Secured Notes, the ABL Facility and the debt refinanced, as well as details on amendments received and notices of default received from the trustee.  In its consolidated balance sheet as of February 29, 2012, the Company has classified the components of debt refinanced on March 15, 2012 as long-term.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment. All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum. Principally all loans are secured by the land and equipment acquired. The Company incurred $4.4 million and $6.0 million of new obligations under various financing arrangements related to equipment and assets for the year ended February 29, 2012 and February 28, 2011, respectively.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $10.6 million and $11.6 million as of February 29, 2012 and February 28, 2011, respectively.  The effective interest rate on these bonds ranged from 0.28% to 0.46% and 0.41% to 0.48% as of February 29, 2012 and February 28, 2011, respectively.  The Company is subject to annual principal maturities each year which is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

The Company prepaid $3.8 million of industrial development borrowings with the proceeds from an unsecured borrowing on May 13, 2011. The unsecured note matures in May 2014 and the interest rate is LIBOR plus a margin of 3.75%.  Subsequent to February 29, 2012, the Company repaid the unsecured note in connection with the refinancing on March 15, 2012. See Note 20, “Subsequent Events” for a more detailed discussion.

The Company entered into a three-year term loan agreement in August 2009 with Citizens Bank in the amount of $8.5 million. The purpose of the borrowing was to fund the acquisition of equipment, which served as collateral under the agreement. Required principal maturities of $0.2 million are due monthly.  The interest rate options are LIBOR plus 3.50% or the Prime Rate plus 3.50%.  The effective rate of interest was 3.53% and 3.79% as of February 29, 2012 and February 28, 2011, respectively. The outstanding balance of the Citizens Bank loan was $1.7 million and $4.5 million as of February 29, 2012  and February 28, 2011, respectively.  Subsequent to February 29, 2012, the Company repaid the Citizens Bank loan in connection with the refinancing on March 15, 2012. See Note 20. “Subsequent Events” for a more detailed discussion.

First lien term loan A & B

Subsequent to year end, the Company refinanced all borrowings under the first lien term loan A& B and terminated the associated Credit Agreement on March 15, 2012.  See Note 20, “Subsequent Events” for a more detailed discussion.

On January 11, 2008, the Company entered into a second amended and restated credit agreement that provided two term loans and a second lien facility. The term loans were used to acquire equity and assets of Stabler Companies Inc. and refinance certain existing indebtedness. The term loans A and B were secured by a first priority lien on appraised real estate, mineral rights and fixed assets. The second lien facility was prepaid during fiscal year 2011 with proceeds from the issuance of the Notes as described below. The Company was required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations under the second amended and restated credit agreement. Term loan A and B both had a maturity date of January 10, 2014.

Pricing on term loan A was tied to a performance grid based on the ratio of total debt to earnings before interest, taxes, depreciation and depletion, amortization and rent expense (“EBITDAR”), as defined in the second amended and restated credit agreement. LIBOR margins for the term loan A ranged from 2.00% to 3.50% for the years ended February 29, 2012 and February 28, 2011.  Prime Rate margins ranged from 0% to 1.50% for the years ended February 29, 2012  and February 28, 2011, respectively. Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for the years ended February 29, 2012 and February 28, 2011.  Term loan A had $78.1 million outstanding and the LIBOR margin was 3.50% and the Prime Rate margin was 1.50%, and $85.1 million outstanding and the LIBOR margin was 3.50% and Prime Rate margin was 1.50% as of February 29, 2012 and February 28, 2011,

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

respectively. The net effective interest rate on the term loan A was approximately 4.50% and 3.79% at February 29, 2012 and February 28, 2011, respectively.

Pricing on term loan B was tied to a performance grid based on the ratio of total debt to EBITDAR. LIBOR margins for the term loan B ranged from 3.50% to 4.00% for the years ended February 29, 2012 and February 28, 2011. Prime Rate margins ranged from 1.50% to 2.00% for the fiscal years ended February 29, 2012 and February 28, 2011. Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for the fiscal years ended February 29, 2012 and February 28, 2011. The term loan B had $67.3 million outstanding and the LIBOR margin was 4.00%, and the Prime Rate was 2.00% and $68.0 million outstanding and the LIBOR margin was 4.00% and the Prime Rate margin was 2.00% as of February 29, 2012 and February 28, 2011, respectively. The net effective interest rate on the term loan B was approximately 5.02%  and 4.31% at February 29, 2012 and February 28, 2011, respectively.

First lien revolving credit facility

Subsequent to the year ended February 29, 2012, the Company refinanced all borrowings under the first lien revolving credit facility and terminated the associated Credit Agreement on March 15, 2012.  See Note 20, “Subsequent Events” for a more detailed discussion.

On January 11, 2008, the Company entered into a second amended and restated credit agreement with a $110.0 million, secured revolving credit facility. On May 27, 2010, the Company amended its second amended and restated credit agreement to adjust certain leverage ratios, limitations on operating lease expense and also increased the total amount available under the revolving credit facility to $135.0 million. Availability under the revolver was restricted to a borrowing base equal to the sum of 85% of accounts receivable less accounts over 120 days and 60% of inventory. Pricing on the revolver is tied to a performance grid based on the ratio of total Leverage to EBITDAR, as defined in the agreement. LIBOR margins for the revolver ranged from 2.00% to 3.50%. Prime Rate margins for the revolver ranged from 0% to 1.50%. Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for the fiscal years ended February 29, 2012 and February 28, 2011. The LIBOR margin was 3.50% as of February 29, 2012 and February 28, 2011. The Prime Rate margin was 1.50% as of February 29, 2012 and February 28, 2011. The effective interest rate was 4.58% and 3.99% at February 29, 2012 and February 28, 2011, respectively. The Company was required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations under the second amended and restated credit agreement. The first lien revolving credit facility had an expiration date of January 11, 2013. At February 29, 2012, the Company classified borrowings under the first lien revolving credit facility as long-term as a result of the Company’s refinancing consummated on March 15, 2012.

At February 29, 2012 and February 28, 2011, an additional $34.8 million and $81.8 million were available under the revolving credit facility, respectively. The agreement also permitted an additional seasonal availability of $10.0 million during the months of March, April, May and June. The credit facility required that, for 30 consecutive days during the fourth fiscal quarter of each year that the balance outstanding on the revolving loans must be repaid to a specified level not to exceed $85.0 million.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Covenants

Subsequent to February 29, 2012, the Company refinanced all borrowings under the first lien term loan A& B, the first lien revolving credit facility and the Citizens Bank loan and terminated the associated credit agreements on March 15, 2012.  See Note 20, “Subsequent Events” for a more detailed discussion.

The Company was subject to certain financial covenants related to its term loan A, term loan B and revolving credit facility, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations.

On August 26, 2011, the Company entered into the eleventh amendment to its Credit Agreement.  The eleventh amendment allowed for additional secured borrowings under a new secured credit facility of up to $20.0 million, increased the leverage covenant from 5.60 - 1.00 to 5.90 — 1.00 through maturity, increased the amount of annual capital expenditures as defined in the Credit Agreement from $25.0 million to $30.0 million and increased the aggregate principal amount of outstanding borrowings under the first lien revolving credit facility allowable during the clean down period from $75.0 million to $85.0.  On August 29, 2011, the Company entered into a new $20.0 million secured credit facility which matured on March 1, 2012 and bears interest of LIBOR plus a 5.0% margin.  Certain properties not previously encumbered were used as collateral under this $20.0 million secured credit facility.

The Company also obtained multiple waivers and amendments related to covenant defaults during fiscal years 2011 and 2010.  The more significant amendments related to defaults of the net worth covenant, leverage ratios, limitations on operating lease expense and timely completion of the financial statements.  In addition, the Company obtained amendments to the first lien credit facility, including the term loans and revolving credit facility which adjusted covenants for future periods and allowed for the issuance of the Notes in August 2010.  Where appropriate, the Company records fees paid to obtain the waivers and amendments as deferred financing fees and amortizes the amounts over the remaining life of the associated financing arrangements.

Senior Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of 11.0% senior notes (“Notes”) due in 2018 at par value.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year. From the proceeds of the issuance of Notes, the Company prepaid its second lien loan which had a principal balance outstanding of $85.0 million and paid down a portion of its term loan A, term loan B and the revolving credit facility in the amounts of $64.9 million, $50.1 million and $43.5 million, respectively. For the year ended February 28, 2011, the Company recognized a loss on debt retirement of approximately $2.9 million relating to the write off of unamortized debt issuance costs associated with the components of outstanding debt that were effectively extinguished.  The write off of the debt issuance costs were recorded as a component of interest expense for the year ended February 28, 2011.  In connection with the issuance of the notes, the Company incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the 2018 maturity date.

At February 29, 2012 and February 28, 2011, the Company had $250.0 million of principal outstanding under the Notes. At any time prior to September 1, 2014, the Company may redeem all or part of the Notes at a redemption price equal to 100.0% of the principal amount plus accrued and unpaid interest and an applicable “make-whole” premium which is set forth in the indenture governing the Notes. On or after September 1, 2014, the Company may redeem all or a part of the

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Year	Percentage

2014	105.50%
2015	102.75%
2016 and thereafter	100.00%

In addition, prior to September 1, 2013, the Company may redeem up to 35.0% of the aggregate principal Notes outstanding with the net cash proceeds from certain equity offerings at a redemption price equal to 111.0% of the principal amount thereof, together with accrued and unpaid interest. If the Company experiences a change of control, as outlined in the indenture, the Company may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

The Notes are guaranteed, on a joint and several basis, by certain of the Company’s existing and future domestic subsidiaries. The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  The Company is not required to maintain any affirmative financial ratios or covenants.

Based upon the terms of the agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 360 days of issuance of the Notes with respect to a registered offer to exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes.  If the Company was unable to have the exchange offer completed within 540 days after issuance of the Notes, the interest rate on the Notes would increase by an additional 1% per annum until the exchange offer was complete or the Notes were redeemed.  The Company filed its registration statement with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and the Company concluded the exchange offer on October 12, 2011.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Other

Long-term debt for each fiscal year matures as follows:

(In thousands)	Amount

Fiscal year ending
2013	$7,538
2014	5,199
2015	3,263
2016	1,886
2017	2,098
Thereafter	509,029
Total	$529,013

Borrowings refinanced on March 15, 2012 are reflected as part of maturities after fiscal year 2017.

Using information available from recent financings, current borrowings and publicly available information on the Notes, which included quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities, the Company has determined the fair value of long term debt as of February 29, 2012 and February 28, 2011 is as follows:

	February 29,	February 28,
(in thousands)	2012	2011

Carrying value (including current maturities)	$529,013	$500,846
Fair value (including current maturities)	490,194	505,855

9.                            Income Taxes

The components of the U.S. federal and state income tax expense for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 consisted of:

(In thousands)	2012	2011	2010

Current
U.S. federal	$—	$(3,902)	$331
State	14	292	2,258
Current	14	(3,610)	2,589
Deferred
U.S. federal	(17,637)	(940)	(261)
State	1,226	72	(1,936)
Deferred	(16,411)	(868)	(2,197)
Income tax (benefit) expense	$(16,397)	$(4,478)	$392

The detail of the provision for income taxes and a reconciliation of the statutory to effective tax expense or benefit for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 are as follows:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(in thousands)	2012	2011	2010

Federal statutory tax	$(14,639)	$(3,588)	$3,273
State taxes, net of federal benefit	(2,298)	(2,719)	(526)
Depletion	(2,187)	(1,761)	(2,230)
Tax contingencies	(193)	374	243
Valuation allowance, net	3,912	3,883	—
Other	(992)	(667)	(368)
Income tax (benefit) expense	$(16,397)	$(4,478)	$392

The Company’s effective tax rate for each of 2012, 2011 and 2010 differs from the U.S. federal statutory rate of 35% due principally to state income taxes, percentage depletion deducted for tax purposes but not for financial reporting purposes, and the increase in valuation allowance.

Deferred income taxes arise due to certain items being includable in the determination of taxable income in periods different than for financial reporting purposes. The tax effect of significant types of temporary differences and carryforwards that gave rise to the Company’s deferred tax assets and liabilities as of February 29, 2012 and February 28, 2011 consisted of:

(In thousands)	2012	2011

Deferred tax assets related to
Inventory	$5,964	$4,591
Defined benefit plans	1,690	985
Accrued expenses	5,812	5,506
Workers’ compensation	7,524	6,288
Bad debt reserve	1,329	913
Reclamation	5,375	2,384
Leases	4,178	4,174
Other	3,725	3,194
Tax loss carryforwards	29,669	13,134
Total deferred tax assets	65,266	41,169
Deferred tax liabilities related to
Depreciable and amortizable assets	(133,700)	(131,971)
Leases	(651)	(981)
Other	(357)	(881)
Total deferred tax liabilities	(134,708)	(133,833)
Less: Valuation allowance	(11,213)	(5,474)
Net deferred tax liabilities	$(80,655)	$(98,138)

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

During the year ended February 29, 2012, the Company increased its valuation allowance by $5.7 million.  The increase to the valuation allowance was primarily the result of the current year net operating losses for state tax purposes, as well as the current year increase of certain long-term deferred tax assets, primarily related to reclamation, which the Company has determined may not be realizable.  The initial $5.5 million non-cash charge to establish the valuation allowance was recorded during the fiscal year ended February 28, 2011. The purpose of the initial recording was to establish the valuation allowance against certain deferred tax assets primarily related to state net operating losses.  In assessing whether the deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized based upon an assessment of both positive and negative evidence as prescribed by applicable accounting guidance, for example recent operating results and permanent differences for tax purposes. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the year ended February 29, 2012, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740 Income taxes. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, the Company has concluded that the remaining deferred tax assets as of February 29, 2012 will be realized based on the scheduling of deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company has U.S. federal net operating losses that will begin to expire in 2027 totaling approximately $50.5 million and $14.0 million as of February 29, 2012 and February 28, 2011, respectively. The Company has state net operating losses that will begin to expire in 2013 of approximately $138.8 million and $91.0 million as of February 29, 2012 and February 28, 2011, respectively, of which $129.5 million and $73.7 million, respectively, relates to Pennsylvania.  The Pennsylvania state net operating losses will begin to expire in 2020.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is as follows:

(in thousands)	2012	2011	2010

Beginning balance	$2,379	$1,035	$771
Gross increases — current period tax positions	196	1,344	—
Gross increase — prior period tax positions	720	—	264
Settlements with taxing authorities/lapse of statute of limitations	(786)	—	—
Ending balance	$2,509	$2,379	$1,035

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.5 million as of February 29, 2012 and February 28, 2011. During the current fiscal year the IRS’s Tax Exempt and Government Entities Division initiated and completed an examination of the Company’s federal income tax returns specifically related to revenue bonds issued by the Company.  As a result of the examination, the Company agreed to pay a settlement amount of $0.1 million to the IRS.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. During the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, interest and penalties accrued were not material.

The Company files annual tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company.  The Company’s number of open tax years varies by jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2008.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

10.                     Retirement and Benefit Programs

Substantially all employees are covered by either a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.

The Company participates in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts. As of February 29, 2012, approximately 31% of our workforce was covered by collective bargaining agreements.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary: Green represents a plan that is more than 80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

A summary of the multiemployer plans is as follows:

		Pension Protection		Contributions by the Company for the			Subject to
		Act Zone Status(1)		fiscal years ending (in thousands)			Financial
Pension	Identification			February	February	February	Improvement	Surcharge
Fund	Number	2011	2010	29, 2012	28, 2011	28, 2010	Plan	Imposed

A	25-6029946	Red	Red	$1,025	$966	$963	Yes	No
B	25-1046087	Red	Red	519	438	514	Yes	Yes
C	36-6052390	Green	Green	24	29	42	No	No
D	15-0614642	Red	Red	182	126	70	Yes	Yes
E	51-6031768	Red	Red	—	8	—	Yes	Yes
F	16-0845094	Yellow	Yellow	121	110	91	Yes	Yes
G	53-0181657	Green	Green	32	24	14	No	No
H	23-6262789	Yellow	Yellow	221	244	233	No	No
Total Contributions				$2,124	$1,945	$1,927

A	Western Pennsylvania Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this group expires on April 30, 2014.

B	Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this group expires on April 30, 2014.

C	Central Pension Fund of the International Union of Operating Engineers and Participating Employers. The Collective Bargaining Agreements with this group expires on various dates through 2015.

D	Upstate New York Engineers Benefit Fund. The Collective Bargaining Agreements with this group expires on various dates through 2015.

E	Laborers Local No. 91 Pension Fund. The Collective Bargaining Agreement for this group expired on March 31, 2012.

F	Buffalo Laborers Pension Fund Local 210. The Collective Bargaining Agreement with this group expires on March 31, 2013.

G	National Electric Benefit Fund. The Collective Bargaining Agreement with this group expires on December 31, 2014.

H	Central Pennsylvania Teamsters. The Collective Bargaining Agreement with this group expires on January 31, 2013.

(1) The Pension Protection Act Zone Status defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company provided more than 5% of the total contributions to (B) Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund during the Plan’s years ended June 30, 2011, 2010, and 2009.  It did not provide more than 5% of the total contributions for any of the other multiemployer plans.  The contribution amounts were determined by the union contracts and the Company does not administer or control the funds. However, in the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans’ unfunded vested benefits, the amount of which, if any, has not been determined. The Company presently has no plans to withdraw from these plans.

The Company also maintains, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings, matched by an employer contribution of up to 6%. Additionally, the Company may make special voluntary contributions to all employees eligible to participate in the plan, regardless of whether they contributed during the year. The Company contributions were approximately $5.3 million, $6.8 million and $7.5 million for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Additionally, the Company has unfunded supplemental retirement agreements with individuals previously associated with the Company which had actuarial present values of future payments of $0.3 million, $0.3 million and $0.4 million at February 29, 2012, February 28, 2011 and February 28, 2010, respectively, which are included in other liabilities on the balance sheet.

The Company has two defined benefit pension plans covering certain union employees. The benefits are based on years of service.  The funded status reported on the balance sheets as of February 29, 2012 and February 28, 2011 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The components of net pension expense for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 are as follows:

(in thousands)	2012	2011	2010

Net periodic benefit cost
Service cost	$216	$203	$210
Interest cost	438	434	437
Expected return on plan assets	(618)	(559)	(549)
Amortization of prior service cost	62	85	90
Recognized net actuarial loss	116	123	221
Total pension expense	$214	$286	$409

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$1,504	$(87)	$(782)
Amortization of prior service cost	(62)	(85)	(90)
Amortization of net actuarial (gain) loss	(116)	(123)	(221)
Total recognized in accumulated other comprehensive (gain) loss	1,326	(295)	(1,093)
Total recognized net periodic benefit cost and accumulated other comprehensive (gain) loss	$1,540	$(9)	$(684)

The following table sets forth the plans’ benefit obligation, fair value of plan assets and funded status as of February 29, 2012 and February 28, 2011:

(in thousands)	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$8,238	$7,818
Service cost	216	203
Interest cost	438	434
Actuarial loss	1,204	347
Benefits paid	(476)	(565)
Benefit obligation at end of year	9,620	8,237
Change in plan assets
Fair value of plan assets at beginning of year	7,949	7,103
Actual return on plan assets	318	993
Employer contributions	304	418
Benefits paid	(476)	(565)
Fair value of plan assets at end of year	8,095	7,949
Funded status at end of year	$(1,525)	$(288)
Amounts recognized in the balance sheet consist of
Noncurrent assets	$86	$733
Noncurrent liabilities	(1,611)	(1,021)
Net amount recognized	$(1,525)	$(288)

The accumulated benefit obligation for the plans was $9.6 million and $8.2 million as of February 29, 2012 and February 28, 2011, respectively.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The amounts in accumulated other comprehensive income that have not yet been recognized as a component of net period benefit cost as of February 29, 2012, February 28, 2011 and February 28, 2010 are as follows:

(in thousands)	2012	2011	2010

Unrecognized net actuarial loss	$3,491	$2,103	$2,313
Unrecognized prior service cost	223	285	370
	$3,714	$2,388	$2,683

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost related to unrecognized net actuarial loss and prior service cost during fiscal year 2013 is approximately $0.2 million.

Weighted average assumptions used to determine benefit obligations as of February 29, 2012, February 28, 2011 and February 28, 2010 were as follows:

	2012	2011	2010

Discount rate	4.25%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%

Weighted average assumptions used to determine net periodic pension expense were as follows:

	2012	2011	2010

Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%

The following table summarizes employer contributions and benefits paid:

(in thousands)	2012	2011	2010

Employer’s contributions paid	$304	$418	$209
Benefits paid (including assumed expenses)	476	565	447

The Company’s overall expected long-term rate of return on assets is 8.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

The asset allocations of the Company’s pension plans as of February 29, 2012 and February 28, 2011 were as follows:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	2012		2011
Asset class	Target	Actual	Target	Actual

Equity securities	49%	55%	50%	56%
Debt securities	51%	45%	50%	44%
	100%	100%	100%	100%

The plans’ investments measured at fair value on a recurring basis as of February 29, 2012 and February 28, 2011 were as follows:

	Fair Value Measurement Using
		Quoted Prices
		in Active		Significant
		Markets for	Significant	Other
		Identical	Other	Unobservable
		Assets	Observable	Inputs
(in thousands)	2012	(Level 1)	Inputs (Level 2)	(Level 3)

Money market funds	$359	$359	$—	$—
Fixed income mutual funds	3,676	3,676	—	—
Equity mutual funds	1,827	1,827	—	—
International equity funds	1,127	1,127	—	—
Balanced mutual funds	1,106	1,106	—	—
	$8,095	$8,095	$—	$—

	Fair Value Measurement Using
		Quoted Prices
		in Active		Significant
		Markets for	Significant	Other
		Identical	Other	Unobservable
		Assets	Observable	Inputs
(in thousands)	2011	(Level 1)	Inputs (Level 2)	(Level 3)

Money market funds	$273	$273	$—	$—
Fixed income mutual funds	3,531	3,531	—	—
Equity mutual funds	2,342	2,342	—	—
International equity funds	1,183	1,183	—	—
Balanced mutual funds	620	620	—	—
	$7,949	$7,949	$—	$—

The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges. The investment policy is periodically reviewed by the Company. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The Company expects to make contributions of $0.3 million to the plans during its fiscal year 2013.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Estimated future benefit payments for the defined benefit plans are as follows:

(in thousands)

Fiscal Year Ending
2013	$543
2014	558
2015	559
2016	582
2017	590
Thereafter	2,930
Total	$5,762

The Company also maintains postretirement life insurance and medical benefits plans for certain employees eligible to participate in the plans after meeting certain age and years of service requirements. The actuarial present value of future life insurance premium and medical benefit payments under these plans was $0.2 million at February 29, 2012, February 28, 2011 and February 28, 2010.

Beginning in the year ended February 28, 2001, the Company offered a nonqualified benefit plan to a select group of management employees. The plan has four levels of participants and benefits vary depending on classification. The plan consists of a defined Company contribution, elective deferrals and death benefit. The defined Company contribution consists of a predetermined percentage of salary up to 10% and a target percentage of bonus, when declared, up to 25%. Elective deferrals cannot exceed 50% of salary and 90% of bonus. The Company contributions begin vesting upon attainment of two years of service at 40%, and 20% per year thereafter. Elective deferrals are always 100% vested. The death benefit prior to termination of employment is the greater of the death benefit which ranges from 3.25 times base compensation to 6.5 times base compensation or the participant’s vested account. The death benefit following termination of employment is the participant’s vested account. Company contributions are bookkeeping entries and do not vest any right, title or interest to any specific asset of the Company and are considered unsecured general obligations of the Company. The Company has chosen to purchase individual life insurance policies on this select group of management employees in order to fund the Company contributions. The life insurance is considered an asset of the Company.  The asset is recorded as part of other assets and the corresponding obligation is recorded under other liabilities. As of February 29, 2012, February 28, 2011 and February 28, 2010, the value of the contributions was $1.0 million, $3.8 million and $2.9 million, respectively, and the obligation was $3.9 million, $3.4 million and $2.7 million, respectively.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

11.                     Leases

The Company has various noncancelable operating leases with initial or remaining terms in excess of one year. In addition, certain leases contain early purchase options that if exercised would reduce the minimum payments. The future minimum payments under these operating leases are payable as follows:

Operating
(in thousands)	Leases

Fiscal Year Ending
2013	$2,641
2014	2,292
2015	1,491
2016	1,086
2017	574
Thereafter	652
Total	$8,736

Total operating lease expenses were $8.7 million, $9.3 million and $9.9 million for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

In conjunction with the Company’s 16.2% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make lease payments of $0.2 million annually during this period to cover projected fixed charges of operating the aircraft, which is included in the above operating lease commitments. Additionally, the Company is billed an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12.                     Supplemental Disclosures of Cash Flow Information

Fiscal years ended (In thousands)	2012	2011	2010

Supplemental disclosures of cash flow information
Capital lease and other noncash obligations incurred	$3,254	$11,038	$2,010
Cash paid during the year for interest, net of amounts capitalized	43,541	21,535	24,239
Cash paid for taxes	33	782	2,209

13.                     Asset Retirement Obligations

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities upon the closure of quarries. The liability is initially measured at estimated fair value and is subsequently adjusted for accretion expenses and changes in the amount or timing of the estimated cash flows. These asset retirement obligations relate to all underlying land parcels, including both owned properties and mineral leases. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company recognized depreciation expense related to its asset retirement obligations totaling $4.1 million for the year ended February 29, 2012, and $0.1 million for the years ended February 28, 2011 and February 28, 2010. The Company recognized accretion expense related to its asset retirement obligations totaling $0.4 million, $0.4 million and $0.3 million for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. These costs are reported in depreciation and cost of products sold, respectively.

The following shows the changes in the asset retirement obligations for the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

(in thousands)	2012	2011	2010

Balance at March 1	$5,151	$4,748	$4,745
Accretion expense	446	416	243
Liabilities incurred	333	—	32
Change in estimated obligations	5,444	—	708
Liabilities settled	(14)	(13)	(980)
	$11,360	$5,151	$4,748

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

14.                     Put Rights

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

Prior to August 22, 2011, the stockholders of the Company had put rights on all outstanding common stock which could require the Company to purchase, at any time, all or some of a stockholder’s common stock. The common stock was classified as mezzanine or temporary equity for all prior periods as the shares were redeemable at the option of the holder and had conditions for redemption which were not solely within the control of the Company. The redemption price was determined based upon the terms and conditions of the underlying stockholders’ agreement and was based upon either a formulaic calculation (in the event of a put of less than 100% of an individual stockholder’s shares) or an appraisal (in the event of a put of all of an individual stockholder’s shares). The value of the common stock was adjusted through retained earnings to its maximum redemption value as of each reporting date and as of the termination date.

If the Company was unable to purchase the common stock by reason of a legal or contractual impediment, then a stockholder, subject to the terms and restrictions set forth in the Stock Restriction Agreement, could sell common stock to other purchasers. The Company was restricted from purchasing any of its common stock due to contractual impediments contained in certain financing arrangements.

15.                     Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $7.0 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per employee.  Additionally, the Company is required to provide a letter of credit in the amount of $0.7 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008.

The Company also maintains a captive insurance company, Rock Solid Insurance Company (Rock Solid), for workers’ compensation (non Pennsylvania employees), general liability, auto, health and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of February 29, 2012 on the Company’s consolidated balance sheet.  Reserves for retained losses within this captive, which are recorded in

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

accrued liabilities in the accompanying consolidated balance sheet, were approximately $9.7 million and $7.4 million as of February 29, 2012 and February 28, 2011, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other amounts included as insurance, which mostly relates to worker’s compensation, included in Note 7, “Accrued Liabilities” totaled $8.5 million and $ 8.9 million as of February 29, 2012 and February 28, 2011, respectively.

16.                     Goodwill and Other Intangible Assets

Goodwill

Impairment testing is performed for goodwill and intangible assets during the fourth quarter of the fiscal year. There were no changes to the carrying value of goodwill for the year ended February 29, 2012.

For segment reporting purposes, goodwill of $85.0 million and $5.8 million is reported as part of the Construction Materials segment and the Traffic Safety Services and Equipment segment, respectively.

Other Intangible Assets

The Company had the following intangible assets as of February 29, 2012 and February 28, 2011:

	February 29, 2012
(In thousands)	Gross Asset	Impairment	Accumulated Amortization	Net Book Value

Amortizable intangible assets
Customer relationships	$12,000	$—	$(2,400)	$9,600
Technology	600	—	(160)	440
	12,600		(2,560)	10,040
Nonamortizable intangible assets
Trademarks	17,404	(1,100)	—	16,304
Total other intangible assets	$30,004	$(1,100)	$(2,560)	$26,344

	February 28, 2011
(In thousands)	Gross Asset	Impairment	Accumulated Amortization	Net Book Value

Amortizable intangible assets
Customer relationships	$12,000	$—	$(1,800)	$10,200
Technology	600	—	(120)	480
	12,600		(1,920)	10,680
Nonamortizable intangible assets
Trademarks	17,404	—	—	17,404
Total other intangible assets	$30,004	$—	$(1,920)	$28,084

There was an impairment of $1.1 million relating to intangible assets recorded during the year ended February 29, 2012 (see Note 1, “Summary of Significant Accounting Policies”).

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The aggregate amortization expense related to amortizable intangible assets was $0.6 million for the years ended February 29, 2012, February 28, 2011 and February 28, 2010.  The Company recorded $1.1 million intangible asset impairment on its trademarks during the year ended February 29, 2012.

Annual amortization expense on amortizable intangible assets is expected to be approximately $0.6 million for each of the next five years.

17.                     Business Segments

The Company reports information about its operating segments using the “management approach,” which is based on the way management organizes and reports the segments within the organization for making operating decisions and assessing performance to the chief operating decision maker.  The Company has three reportable segments and has identified the segments based upon the nature of services and product offerings.  The Company’s three reportable segments are: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment.  A description of the services and product offerings within each of the Company’s segments is provided below.

The construction materials segment mines and produces aggregates (crushed stone and construction sand and gravel), hot mix asphalt, ready-mixed concrete and other concrete products including precast/prestressed structural concrete components and masonry blocks for sale to third parties and internal use.  During 2012, the construction materials segment served markets primarily in the Commonwealth of Pennsylvania and western New York. The high weight-to-value ratio of aggregates and concrete products and the time in which ready-mixed concrete and hot mix asphalt begin to set, limit the efficient distribution range for these products to roughly a one-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

The heavy/highway construction segment includes heavy and highway construction, blacktop paving and other site preparation services.  The Company’s heavy/highway construction segment is primarily supplied with its construction materials, such as hot mix asphalt, ready-mixed concrete and aggregates from the Company’s construction materials segment. During 2012, the heavy/highway construction segment served markets primarily in the Commonwealth of Pennsylvania.

The traffic safety services and equipment segment rents and sells general and specialty traffic control and work zone safety equipment and safety services to industrial and construction end-users.  The traffic safety services and equipment business sells equipment through its national sales network and provides traffic maintenance and protection services primarily throughout the eastern United States.

The Company reviews earnings of the segments principally at the operating profit level and accounts for intersegment sales at prices that range from negotiated rates to those that approximate fair market value. Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit.  These costs include corporate administrative functions, unallocated corporate functions and divisional administrative functions.  Segment assets are those assets that are used in each segment’s operations and include only assets directly identified with those operations. Corporate and unallocated assets include principally cash and cash equivalents, prepaid and other assets, deferred income taxes and cash value of life insurance.  The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. The following is a summary of certain financial data

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

for the Company’s business segments:

	February 29,	February 28,	February 28,
(in thousands)	2012	2011	2010

Revenue
Construction materials	$529,030	$512,743	$499,186
Heavy/highway construction	298,005	337,620	349,856
Traffic safety services and equipment	82,929	78,181	81,102
Other revenues	15,592	15,220	12,719
Segment totals	925,556	943,764	942,863
Inter-segment eliminations	(220,430)	(217,765)	(205,745)
Total net sales and other revenues	$705,126	$725,999	$737,118

Operating profit
Construction materials	$36,192	$36,108	$43,354
Heavy/highway construction	(5,103)	6,454	3,845
Traffic safety services and equipment	(209)	3,377	3,670
Corporate and unallocated	(26,147)	(14,922)	(12,574)
Total operating profit	$4,733	$31,017	$38,295

Product and services revenue
Construction materials
Aggregates	$201,651	$192,702	$178,269
Hot mix asphalt	201,742	196,209	189,562
Ready mixed concrete	62,522	63,459	59,074
Precast/prestressed structural concrete	30,680	27,353	40,171
Masonry products	17,287	17,880	17,504
Construction supply centers	15,148	15,140	14,606
Heavy/highway construction	298,005	337,620	349,856
Traffic safety services and equipment	82,929	78,181	81,102
Other revenues	15,592	15,220	12,719
Inter-product sales eliminations	(220,430)	(217,765)	(205,745)
Total net sales and other revenues	$705,126	$725,999	$737,118

Product and services operating profit
Construction materials
Aggregates	$19,027	$19,443	$20,282
Hot mix asphalt	15,113	18,508	21,711
Ready mixed concrete	2,349	2,595	2,474
Precast/prestressed structural concrete	(704)	(3,187)	267
Masonry products	(521)	(1,528)	(992)
Construction supply centers	928	277	(388)
Heavy/highway construction	(5,103)	6,454	3,845
Traffic safety services and equipment	(209)	3,377	3,670
Corporate and unallocated	(26,147)	(14,922)	(12,574)
Total operating profit	$4,733	$31,017	$38,295

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(in thousands)	2012	2011

Segment assets
Construction materials	$538,061	$549,554
Heavy/highway construction	66,458	62,271
Traffic safety services and equipment	72,313	74,431
Corporate and unallocated	96,557	81,822
Total assets	$773,389	$768,078

			2010
Depreciation, Depletion and Amortization
Construction materials	$33,151	$28,301	$26,601
Heavy/highway construction	9,018	8,808	8,558
Traffic safety services and equipment	7,155	7,384	6,542
Corporate and unallocated	2,350	1,424	2,041
Total depreciation, depletion and amortization	$51,674	$45,917	$43,742

Capital Expenditures
Construction materials	$22,916	$21,650	$12,274
Heavy/highway construction	11,189	8,380	7,719
Traffic safety services and equipment	3,204	7,557	4,657
Corporate and unallocated	9,899	6,158	1,931
Total capital expenditures	$47,208	$43,745	$26,581

In 2012, sales to one customer represented more than 10% of net revenues; in 2011 and 2010, sales to two customers represented more than 10% of net revenues.  Sales to the one customer for the year ended February 29, 2012 was $98.2 million; sales to the two customers for February 28, 2011 and February 28, 2010 were $218.3 million and $257.4 million, respectively.

18.                     Condensed Issuer, Guarantor and Non-Guarantor Financial Information

On August 18, 2010, New Enterprise Stone & Lime Co., Inc. (the parent Company) issued $250.0 million aggregate principal amount of its 11.0% Notes due 2018. Except for Rock Solid Insurance Company, NESL II, LLC and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the parent Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc. and Precision Solar Controls Inc. (“Guarantor Subsidiaries”). There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the notes.  These entities include Rock Solid Insurance Company, South Woodbury, L.P., NESL II, LLC, Kettle Creek Partners L.P. and Kettle Creek Partners GP, LLC (“Non-Guarantors”).

The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent Company, all Guarantor Subsidiaries and Non-Guarantor subsidiaries. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries using the equity method of accounting.

The Company revised its condensed consolidating statements of operations for the years ended February 28, 2011 and 2010, to correct certain errors in income taxes, noncontrolling interest and certain other eliminating adjustments. The revision was made to appropriately present parent company and eliminating activity in the appropriate column of the consolidating schedule. For the year-ended February 28, 2011, the revision resulted in a net increase of $0.3 million to the “net loss attributable to New Enterprise Stone & Lime Co., Inc.” in the New Enterprise Stone & Lime Co. Inc. column, a decrease to “net loss attributable to New Enterprise Stone & Lime Co., Inc.” in the eliminations column of $1.5 million and an increase in the “noncontrolling interest in net income” of $1.2 million within the Non-Guarantor column.   In addition, for the year-ended February 28, 2010 the revision resulted in a net decrease of $8.0 million to the “net income attributable to New Enterprise Stone & Lime Co., Inc.” in the New Enterprise Stone & Lime Inc. column, a decrease to “net loss attributable to New Enterprise Stone & Lime Co., Inc.” in the eliminations column of $9.2 million and an increase in the “noncontrolling interest in net income” of $1.2 million within the Non-Guarantor column.

The Company also revised the amounts shown as “investment in subsidiaries” in the New Enterprise Stone & Lime Co., Inc. column by reducing the balance by $1.9 million as of February 28, 2011 with a corresponding decrease to the noncontrolling interest shown in the same column.    In addition, due to the revision the amount shown as “investment in subsidiaries” in the elimination column decreased by $1.9 million with a corresponding decrease to the non-controlling interest in the same column.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Consolidating Balance Sheet at February 29, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$7,106	$476	$7,450	$—	$15,032
Restricted cash	1,379	102	8,841	—	10,322
Accounts receivable (less allowance for doubtful accounts)	61,891	14,933	17	—	76,841
Inventories	114,888	17,307	—	—	132,195
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,912	1,107	—	—	16,019
Other current assets	7,036	326	28	—	7,390
Total current assets	207,212	34,251	16,946	(610)	257,799
Other assets
Property, plant and equipment, net	345,461	25,947	7,451	(7,285)	371,574
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	10,904	15,440	—	—	26,344
Investment in subsidiaries	82,166	—	—	(82,166)	—
Intercompany receivables	—	16,310	—	(16,310)	—
Other assets	26,825	—	—	—	26,825
Total assets	$757,570	$97,793	$24,397	$(106,371)	$773,389
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$7,671	$—	$477	$(610)	$7,538
Accounts payable - trade	24,239	3,166	433	—	27,838
Accrued liabilities	37,916	3,309	9,728	—	50,953
Total current liabilities	69,826	6,475	10,638	(610)	86,329
Long-term debt and other liabilities
Intercompany payables	16,310	—	—	(16,310)	—
Long-term debt, less current maturities	514,191	—	7,284	—	521,475
Obligations under capital leases, less current installments	7,285	—	—	(7,285)	—
Deferred income taxes	82,772	13,902	—	—	96,674
Other	18,910	133	—	—	19,043
Total liabilities	709,294	20,510	17,922	(24,205)	723,521
Equity
New Enterprise Stone & Lime Co., Inc. stockholders’ equity	48,276	77,283	4,883	(82,166)	48,276
Noncontrolling interest	—	—	1,592	—	1,592
Total equity	48,276	77,283	6,475	(82,166)	49,868

Total liabilities and equity	$757,570	$97,793	$24,397	$(106,371)	$773,389

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Consolidating Balance Sheet at February 28, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$5,058	$1,472	$13,499	$—	$20,029
Restricted cash	1,777	110	—	—	1,887
Accounts receivable (less allowance for doubtful accounts)	54,334	13,024	14	—	67,372
Inventories	113,182	16,240	—	—	129,422
Net investment in lease	—	—	582	(582)	—
Deferred income taxes	12,798	985	—	—	13,783
Other current assets	6,969	442	2,530	—	9,941
Total current assets	194,118	32,273	16,625	(582)	242,434
Other assets
Property, plant and equipment, net	353,118	29,825	9,434	(9,412)	382,965
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	11,030	17,054	—	—	28,084
Investment in subsidiaries	82,932	—	—	(82,932)	—
Intercompany receivables	—	12,002	—	(12,002)	—
Other assets	23,748	—	—	—	23,748
Total assets	$749,948	$96,999	$26,059	$(104,928)	$768,078
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$20,599	$—	$443	$(582)	$20,460
Accounts payable - trade	13,226	2,066	862	—	16,154
Accrued liabilities	39,954	2,689	8,017	—	50,660
Total current liabilities	73,779	4,755	9,322	(582)	87,274
Long-term debt and other liabilities
Intercompany payables	12,002	—	—	(12,002)	—
Long-term debt, less current maturities	470,974	—	9,412	—	480,386
Obligations under capital leases, less current installments	9,412	—	—	(9,412)	—
Deferred income taxes	97,488	14,433	—	—	111,921
Other	10,990	336	—	—	11,326
Total liabilities	674,645	19,524	18,734	(21,996)	690,907
Redeemable common stock	130,241	—	—	—	130,241
Equity (deficit)
New Enterprise Stone & Lime Co., Inc. stockholders’ equity (deficit)	(54,938)	77,475	5,457	(82,932)	(54,938)
Noncontrolling interest	—	—	1,868	—	1,868
Total equity (deficit)	(54,938)	77,475	7,325	(82,932)	(53,070)
Total liabilities and equity (deficit)	$749,948	$96,999	$26,059	$(104,928)	$768,078

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Consolidating Income Statement for the year ended February 29, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$637,448	$80,369	$6,378	$(19,069)	$705,126
Cost of revenue (exclusive of items shown separately below)	528,946	61,928	3,681	(19,069)	575,486
Depreciation, depletion and amortization	44,094	7,580	—	—	51,674
Intangible asset impairment	—	1,100	—	—	1,100
Pension and profit sharing	7,406	216	—	—	7,622
Selling, administrative and general expenses	54,307	9,587	617	—	64,511
Operating profit	2,695	(42)	2,080	—	4,733
Other income (expense)
Interest income	317	11	15	—	343
Interest expense	(45,987)	(266)	(649)	—	(46,902)
Income (loss) before income taxes	(42,975)	(297)	1,446	—	(41,826)
Income tax expense (benefit)	(16,292)	(105)	—	—	(16,397)
Equity in earnings of subsidiaries	434	—	—	(434)	—
Net income (loss)	(26,249)	(192)	1,446	(434)	(25,429)
Noncontrolling interest in net income	—	—	(820)	—	(820)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(26,249)	$(192)	$626	$(434)	$(26,249)

Condensed Consolidating Income Statement for the year ended February 28, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$648,164	$82,742	$6,971	$(11,878)	$725,999
Cost of revenue (exclusive of items shown separately below)	526,905	61,167	2,417	(11,878)	578,611
Depreciation, depletion and amortization	38,111	7,806	—	—	45,917
Pension and profit sharing	8,691	216	—	—	8,907
Selling, administrative and general expenses	51,579	9,628	340	—	61,547
Operating profit	22,878	3,925	4,214	—	31,017
Other income (expense)
Interest income	317	(15)	16	—	318
Interest expense	(40,796)	—	(790)	—	(41,586)
Income (loss) before income taxes	(17,601)	3,910	3,440	—	(10,251)
Income tax expense (benefit)	(3,049)	(1,429)	—	—	(4,478)
Equity in earnings of subsidiaries	7,584	—	—	(7,584)	—
Net income (loss)	(6,968)	5,339	3,440	(7,584)	(5,773)
Noncontrolling interest in net income	—	—	(1,195)	—	(1,195)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(6,968)	$5,339	$2,245	$(7,584)	$(6,968)

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Consolidating Income Statement for the year ended February 28, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$660,589	$79,324	$7,477	$(10,272)	$737,118
Cost of revenue (exclusive of items shown separately below)	530,836	56,347	3,701	(10,272)	580,612
Depreciation, depletion and amortization	36,876	6,866	—	—	43,742
Pension and profit sharing	9,493	197	—	—	9,690
Selling, administrative and general expenses	53,086	11,287	406	—	64,779
Operating profit	30,298	4,627	3,370	—	38,295
Other income (expense)
Interest income	487	101	5	—	593
Interest expense	(28,826)	(6)	(704)	—	(29,536)
Income before income taxes	1,959	4,722	2,671	—	9,352
Income tax expense (benefit)	1,763	(935)	(436)	—	392
Equity in earnings of subsidiaries	7,599	—	—	(7,599)	—
Net income (loss)	7,795	5,657	3,107	(7,599)	8,960
Noncontrolling interest in net income	—	—	(1,165)	—	(1,165)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$7,795	$5,657	$1,942	$(7,599)	$7,795

Condensed Consolidating Statement of Cash Flows for the year ended February 29, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$12,829	$1,875	$6,193	$(1,200)	$19,697
Cash flows from investing activities
Capital expenditures	(32,093)	(3,299)	—	—	(35,392)
Capitalized software	(8,562)	—	—	—	(8,562)
Proceeds from sale of property, plant and equipment	1,305	421	990	—	2,716
Change in cash value of life insurance	2,825	—	—	—	2,825
Change in restricted cash	399	7	(8,841)	—	(8,435)
Net cash used in investing activities	(36,126)	(2,871)	(7,851)	—	(46,848)
Cash flows from financing activities
Proceeds from revolving credit	145,477	—	—	—	145,477
Repayment of revolving credit	(98,500)	—	—	—	(98,500)
Repayment of long-term debt	(27,038)	—	(2,095)	—	(29,133)
Payments on capital leases	(5,329)	—	—	—	(5,329)
Proceeds from issuance of long-term debt	12,398	—	—	—	12,398
Debt issuance costs	(1,663)	—	—	—	(1,663)
Dividends paid	—	—	(1,200)	1,200	—
Distribution to noncontrolling interest	—	—	(1,096)	—	(1,096)
Net cash provided by (used in) financing activities	25,345	—	(4,391)	1,200	22,154
Net increase (decrease) in cash and cash equivalents	2,048	(996)	(6,049)	—	(4,997)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$7,106	$476	$7,450	$—	$15,032

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$34,057	$7,111	$6,335	$—	$47,503
Cash flows from investing activities
Capital expenditures	(24,399)	(7,378)	—	—	(31,777)
Capitalized software	(929)	—	—	—	(929)
Proceeds from sale of property, plant and equipment	1,167	1,073	—	—	2,240
Change in cash value of life insurance	(962)	—	—	—	(962)
Change in restricted cash	(87)	—	—	—	(87)
Other investing activities	(25)	(9)	—	—	(34)
Net cash used in investing activities	(25,235)	(6,314)	—	—	(31,549)
Cash flows from financing activities
Proceeds from revolving credit	100,164	—	—	—	100,164
Repayment of revolving credit	(121,065)	—	—	—	(121,065)
Repayment of long-term debt	(218,424)	—	(756)	—	(219,180)
Payments on capital leases	(5,009)	—	—	—	(5,009)
Proceeds from issuance of long-term debt	250,000	—	—	—	250,000
Debt issuance costs	(9,967)	—	—	—	(9,967)
Distribution to noncontrolling interest	—	—	(1,641)	—	(1,641)
Net cash used in financing activities	(4,301)	—	(2,397)	—	(6,698)
Net increase in cash and cash equivalents	4,521	797	3,938	—	9,256
Cash and cash equivalents
Beginning of period	537	675	9,561	—	10,773
End of period	$5,058	$1,472	$13,499	$—	$20,029

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2010

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$48,415	$3,365	$6,298	$—	$58,078
Cash flows from investing activities
Capital expenditures	(19,805)	(4,766)	—	—	(24,571)
Capitalized software	—	—	—	—	—
Proceeds from sale of property, plant and equipment	812	521	—	—	1,333
Change in cash value of life insurance	(1,308)	—	—	—	(1,308)
Change in restricted cash	(89)	—	—	—	(89)
Other investing activities	236	—	25	—	261
Net cash provided by (used in) investing activities	(20,154)	(4,245)	25	—	(24,374)
Cash flows from financing activities
Proceeds from revolving credit	101,500	—	—	—	101,500
Repayment of revolving credit	(90,415)	—	—	—	(90,415)
Repayment of long-term debt	(51,875)	—	(413)	—	(52,288)
Payments on capital leases	(4,907)	—	—	—	(4,907)
Proceeds from issuance of long-term debt	9,107	—	—	—	9,107
Debt issuance costs	(1,246)	—	—	—	(1,246)
Distribution to noncontrolling interest	—	—	(1,189)	—	(1,189)
Net cash used in financing activities	(37,836)	—	(1,602)	—	(39,438)
Net increase (decrease) in cash and cash equivalents	(9,575)	(880)	4,721	—	(5,734)
Cash and cash equivalents
Beginning of period	10,112	1,555	4,840	—	16,507
End of period	$537	$675	$9,561	$—	$10,773

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

19.                     Unaudited Quarterly Financial Data

The following is a summary of selected quarterly financial information (unaudited) for each of the quarterly periods within the years ended February 29, 2012 and February 28, 2011:

	2012
	Quarters Ended
(in thousands)	May 31	Aug 31	Nov 30	Feb 29

Net sales and other revenues	$146,771	$269,159	$215,266	$73,930
Operating profit (loss)	(1,201)	37,397	22,319	(53,782)
Net income (loss)	(4,562)	11,733	5,680	(38,280)
Net income (loss) attributable to stockholders	(4,861)	11,433	5,761	(38,582)

	2011
	Quarters Ended
(in thousands)	May 31	Aug 31	Nov 30	Feb 28

Net sales and other revenues	$166,222	$263,943	$233,151	$62,683
Operating profit (loss)	(659)	42,295	26,086	(36,705)
Net income (loss)	(5,373)	26,738	(11,632)	(15,506)
Net income (loss) attributable to stockholders	(5,672)	26,440	(11,931)	(15,805)

20.                     Subsequent Events

On March 15, 2012, the Company completed the sale of $265.0 million in aggregate principal amount of its 13.0% Secured Notes due 2018 at par. In connection with the sale of the Secured Notes, the Company also entered into a new $170.0 million ABL Facility with Manufacturers and Traders Trust Company (“M&T”).

Secured Notes due 2018

Interest on the Secured Notes will initially be payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15, commencing on September 15, 2012. The Company will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. The Company used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses.  The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of and with respect to each 12-month period that begins on March 15, 2013, March 15, 2014 and March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an ‘‘Interest Rate Increase’’) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a ‘‘12-Month Cash Election’’). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be effected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the three consecutive annual periods beginning March 15, 2013.

At any time prior to March 15, 2015, the Company may redeem at its option up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. The Company may also redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a ‘‘make-whole’’ premium. On and after March 15, 2015, the Secured Notes will be redeemable, in whole or in part, at the redemption prices specified as follows:

Year	Percentage

2015	106.50%
2016	103.25%
2017	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes at the end of the first accrual period ending after the fifth anniversary of the Secured Notes issuance and each accrual period thereafter.

The Secured Notes are guaranteed on a joint and several basis by all of the Company’s existing and future domestic subsidiaries (the “Guarantors”) that currently guarantee the Company’s existing Notes due 2018 and the ABL Facility. The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”).

In accordance with the indenture for the Secured Notes, the Company must file a registration statement with the Securities and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new Secured

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Notes having terms substantially identical in all material respects to the Secured Notes by March 11, 2013.  If the Company fails to consummate the exchange offer within such time period, the interest rate on the Secured Notes will increase up to an additional 1.0% per annum until such exchange offer is completed or the Secured Notes are redeemed.

Asset-Based Loan Facility

On March 15, 2012, the Company also entered into a Credit Agreement for the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility provides for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital. The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.

Availability under the ABL Facility is restricted to a borrowing base formula equal to the sum of (a) the lesser of (i) $65.0 million and (ii) 75% of the appraised value of eligible real property plus (b) 85% of the outstanding balance of eligible accounts receivable plus (c) 60% of eligible inventory, minus (d) reserves imposed by the agent to the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

Borrowings under the ABL Facility (except swing line loans) will bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans will bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the credit agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the Credit Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of this Credit Agreement until August 31, 2012, the LIBOR margin will be 2.75%, the base rate margin will be 0.75% and the commitment fee will be 0.50%.

Borrowings under the ABL Facility are guaranteed by all of the Company’s subsidiaries that guarantee the Secured Notes and the Notes and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property. A default under the ABL Facility would result in a cross-default under the Company’s other indebtedness.

Covenants

The ABL Facility provides that if excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable. In addition, the ABL Facility includes customary affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Amendment of ABL Facility

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012 we entered into an amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012 and December 7, 2012, to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively.  Additionally, on December 7, 2012 we entered into the second amendment of the ABL Facility to change the required January 14, 2013 delivery date of our third quarter results and financial statements to March 15, 2013.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of  eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable.

Notices of Default

On September 5, 2012, the Company received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, the Company received a notice of default from the trustee under the indenture for the Notes, each to the effect that the Company had failed to provide to the trustee its Annual Report on Form 10-K for its fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, the Company has 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings. If the Company fails to comply with its filing requirements, an event of default under the indentures will occur and the trustee may exercise all rights and remedies available including accelerating the indebtedness under the indentures as referenced in Note 2, “Risks and Uncertainties”.

Other

The Company paid $15.0 million in deferred financing fees and wrote off to expense approximately $6.4 million of deferred financing fees in conjunction with the refinancing on March 15, 2012.

The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s consolidated financial statements and notes as required by standards for accounting disclosure of subsequent events.

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                                                CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Exchange Act.  This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012.  Based upon that evaluation, our CEO and CFO concluded that, as of February 29, 2012, our disclosure controls and procedures were not effective as the result of the material weaknesses in internal control over financial reporting described below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Internal control over financial reporting includes those policies and procedures that:

(i)                                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                                  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of our financial statements for the year ended February 29, 2012, management identified certain material weaknesses in our internal control over financial reporting as of February 29, 2012.  The material weaknesses are as follows:

•                  We did not maintain effective controls over the implementation of a new enterprise resource planning system “ERP.”  Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training.  This material weakness contributed to other deficiencies, some of which have resulted in additional material weaknesses, as further described below.

•                  We did not implement appropriate information technology controls related to change management, data integrity, access and segregation of duties.  This material weakness resulted in both not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of controls to ensure accuracy of our financial reporting.

•                  We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared, included sufficient supporting documentation, or were reviewed and approved to ensure the validity, accuracy and completeness of the journal entries.  This material weakness resulted in additional procedures performed by management and contributed to other deficiencies, some of which have resulted in additional material weaknesses and adjustments during the fiscal 2012 year-end financial closing process, as further described below.

•                  We did not maintain effective controls over the recording of intercompany transactions. Specifically, effective controls were not in place to ensure that intercompany balances were properly reconciled and eliminated on a timely basis. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                  We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                  We did not maintain effective controls to ensure the completeness and accuracy of recorded revenue.  Specifically, we did not design and maintain effective controls over pricing, billing practices and credit memos.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                  We did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable.  Specifically, we did not timely reconcile accounts receivable balances and did not implement and maintain a formal review process.  Further, we did not have a formal process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves.  There also is no required formal approval process to determine and write off uncollectible account balances.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense.  Specifically, we did not design and maintain effective controls to ensure that assets are properly capitalized on our books.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not maintain effective controls over the completeness and accuracy of capitalized software costs and related amortization expense.  Specifically, we did not design and maintain effective controls to ensure that capitalized software costs are properly capitalized on our books.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory reserves.  Specifically, we did not design and maintain effective controls with respect to the review and analysis of excess and obsolete inventory and lower of cost or market considerations.  This material weakness resulted in adjustments identified through additional procedures performed by management and audit adjustments recorded in 2012.

•                              We did not maintain effective controls over the estimation process related to changes in asset retirement obligations and related activity. Specifically, we did not design and maintain effective controls to ensure that changes in asset retirement obligations were properly estimated and recorded timely on our books. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not maintain effective controls over the completeness, accuracy and cutoff of our inventory counts.  Specifically, we did not design and maintain effective controls and policies with respect to physical inventory counting procedures, including the appropriate level of review.  We also did not capitalize inventory variances for materials, labor, and overhead.  This material weakness resulted in adjustments identified through additional procedures performed by management and audit adjustments recorded in 2012.

•                              We did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities.  Specifically, we did not timely reconcile accounts payable and accrued liabilities or properly accrue for invoices payable in the period.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities.  Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                              We did not adequately segregate the duties of personnel within our Accounting Department, including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff.

Despite the fact that we are not required to and have not completed an assessment of the effectiveness of our internal control over financial reporting, as a result of the foregoing material weaknesses, we believe we identified control deficiencies that individually and in aggregate also constituted material weaknesses in our internal control over financial reporting as of February 29, 2012, as described below:

•                        We did not maintain an effective control environment primarily attributable to the following:

•                       We did not maintain an effective control environment that consistently emphasized adherence to GAAP.  This control deficiency, in certain instances, led to adjustments during the fiscal 2012 year-end financial closing and reporting process.

•                        In certain areas (finance, tax, accounting and information technology departments), we did not maintain effective controls to ensure a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

•                        We did not maintain effective controls to ensure complete and accurate business documentation to support certain transactions and accounting records.  The controls in these areas with respect to the creation, maintenance and retention of complete and accurate business records were not effective.

•                        We did not design or maintain effective controls relating to policies and procedures to adequately review and account for significant accounting transactions. Specifically, we did not maintain and communicate sufficient and consistent accounting policies, which limited our ability to make accounting decisions and to detect and correct accounting errors.  This deficiency contributed to other control deficiencies, some of which have resulted in material weaknesses.

•                        We do not maintain an internal audit or similar function. This deficiency resulted in not having an adequate independent, objective body to assess, monitor, and evaluate the intended operating effectiveness of controls or to conduct operational audits for the identification of recommendations to improve operating effectiveness of the organization.

•                        We did not maintain effective monitoring of controls in certain areas, for example in areas related to period end financial reporting process, revenue recognition, cash, contracts, inventory, property, plant and equipment and estimates in accruals.  This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

•                        We did not maintain effective controls over risk assessments.  Specifically, we did not maintain processes to evaluate certain business and fraud risks.  This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

•                        We did not maintain effective control activities in certain areas, including period-end financial reporting process, revenue recognition, cash, contracts, inventory, property, plant and equipment and estimates in accruals.  Specifically, we did not maintain formal policies and procedures in several of the major areas that would help to ensure that management directives are carried out appropriately.  This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

•                        We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our system implementation.  Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities.  Specifically, due to the system implementation, there were issues revolving around the actual information/reports provided, which proved to be a pervasive issue.  This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner.  Management has performed procedures designed to ensure the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended February 29, 2012, are fairly stated in all material respects.

Plans for Remediation of Material Weaknesses

With the oversight of our CEO and CFO we have begun efforts to improve our internal control over financial reporting and our disclosure controls and procedures.  Specific initiatives to date have been focused on the following:

•                              we are instituting a formal code of ethics review annually to communicate, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity,

•                              we are providing training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations Managers across the Company,

•                              we are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

•                             we are performing a review of existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training,

•                              we are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates,

•                              we are implementing policies and procedures to ensure revenue is properly valued and recognized,

•                              we have hired a new information technology director that is responsible for overseeing the completion of the ERP implementation,

•                              we are in the process of implementing a more formalized internal risk assessment process and evaluating the potential to add an in-house internal audit function as well.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting; however, we have not completed all of the corrective processes, procedures and related evaluation or remediation efforts identified herein that we believe are necessary.  As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of manual mitigating control procedures, to ensure that our financial statements continue to be fairly stated in all material respects.  We do not anticipate that we will be able to remediate all of the foregoing material weaknesses during our fiscal year ending February 28, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the three months ended February 2012, we began the implementation of a new ERP at certain divisions.  The implementation materially affected our internal control over financial reporting and has contributed to the material weaknesses disclosed.  After we fully address the implementation issues discussed above, we currently plan to implement the new ERP at the Company’s remaining locations during fiscal 2014.

Item 9B.                                                OTHER INFORMATION.

None.

PART III

Item 10.                                                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of April 30, 2012 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	78	Director and Chairman of the Board and Executive Committee Member
Donald L. Detwiler	69	Chief Executive Officer, Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	53	President, Chief Financial Officer, Secretary, Director, and Executive Committee Member
James W. Van Buren	47	Executive Vice President, Chief Operating Officer, Director, Executive Committee Member, President, Work Area Protection Corp.
Steven B. Detwiler	50	Senior Vice President-Construction Materials, President, Buffalo Crushed Stone Division, Executive Committee Member, Director
G. Dennis Wiseman	60	Chief Accounting Officer, Assistant Secretary
James B. Barley	62	Vice President-Sales
Geoffrey W. Clarke	58	Vice President-Construction
Jeffrey D. Detwiler	35	Executive Vice President, Chief Executive Officer, Martin Limestone, Inc. Division
J. Joseph Zimmerman	68	Executive Vice President, Chief Executive Officer, Valley Quarries, Inc. Division
Kim W. Snyder	59	President, Eastern Industries, Inc. Division
Douglas B. Danko	58	President, Protection Services Inc., Executive Vice President, Work Area Protection Corp.
Donald Devorris	77	Director
William A. Gettig	86	Director
F. James McCarl	64	Director
Larry R. Webber	65	Director

Paul I. Detwiler, Jr. has served as the Company’s Chairman since the recapitalization in 1990. Prior to the recapitalization, Mr. Detwiler was the President. Mr. Detwiler has served as one of our directors since 1972. Mr. Detwiler’s primary emphases are corporate administration and oversight of our construction materials business. Mr. Detwiler graduated from Gettysburg College with a degree in business. Mr. Detwiler is the father of Paul I. Detwiler, III, Steven B. Detwiler and Jeffrey D. Detwiler and the cousin of Donald L. Detwiler.

Donald L. Detwiler has served as our Chief Executive Officer since 1992. Mr. Detwiler has served as President from 1990 until 2011.  Mr. Detwiler has served as one of our directors since 1972. Mr. Detwiler’s primary emphases are corporate administration and oversight of our heavy highway construction business. Mr. Detwiler graduated from Juniata College with a B.S. in Finance & Geology. Mr. Detwiler is the father-in-law of James W. Van Buren and the cousin of Paul I. Detwiler, Jr.

Paul I. Detwiler, III has served as our President since 2011 and as our Chief Financial Officer and Secretary since 1994.  Mr. Detwiler has served as a director since 1992. From 1992 until 2011, Mr. Detwiler served as Executive Vice President. Prior to this, he served as manager of the Company’s Information Services Division, where he developed the Company’s programming and automation systems departments. Mr. Detwiler’s current responsibilities include all corporate financial and accounting functions, mergers and acquisitions and corporate administration. Mr. Detwiler graduated from Lehigh University in 1981 with a B.S. in Information Science. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Steven B. Detwiler and Jeffrey D. Detwiler.

James W. Van Buren has served as our Executive Vice President since 2011, as our Chief Operating Officer since 2000, as a director since 1996 and the President of Work Area Protection Corp. since 2011. From 1996 until 2011, he was our Vice President-Development. Prior to this, he was our production coordinator in the Contract Division. Prior to joining the Company, he was a real estate analyst and appraiser for four years with Thomas J. Maher in Philadelphia. His current responsibilities include human resource management, loss control and prevention, employee benefits, corporate administration and operational strategy and oversight of our traffic safety services and equipment business. Mr. Van Buren graduated from Juniata College in 1986 with a B.S. in Environmental Biology and received a Master of Business Administration from St. Francis College in 1996. Mr. Van Buren is the son-in-law of Donald L. Detwiler.

Steven B. Detwiler has served as our Senior Vice President-Construction Materials since 2011. Prior to that, he served as our Vice President-Aggregates since 2000. Mr. Detwiler has served as the President of Buffalo Crushed Stone Division since 2000. Prior to this, Mr. Detwiler was Vice President of Valley Quarries, Inc., where he was responsible for quarry and plant oversight and contract administration. From 1990 to 1993, he was the manager of the Equipment & Supply Division of the Company. Mr. Detwiler has served as one of our directors since 1998. Before joining the Company in 1990, Mr. Detwiler spent six years in the United States Army where he was honorably discharged at the rank of Captain. Mr. Detwiler graduated with a B.S. from the United States Military Academy in West Point, New York. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Jeffrey D. Detwiler.

G. Dennis Wiseman has served as our Chief Accounting Officer since 2010 and as our Assistant Secretary since 1989 and was previously our Controller since 1984. Prior to this, he served in various managerial positions with Main Hurdman CPA. His current responsibilities include maintaining all accounting and financial records as well as all corporate tax returns and tax issues. Mr. Wiseman is a Certified Public Accountant, and he graduated from Elizabethtown College in 1976 with a B.S. in accounting.

Jeffrey D. Detwiler has served as our Executive Vice President and Chief Executive Officer of Martin Limestone, Inc. Division since 2010 and previously served as the Manager of Quarry Operations for the Quarry Division at Martin Limestone since 2007. Prior to that, he served as the Quality Control Technician for the Quarry Division and the Production and Development Specialist for the Quarry Division. Mr. Detwiler graduated from Lehigh University with a B.S. in Civil Engineering.  Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Steven B. Detwiler.

James B. Barley has served as our Vice President-Sales since 2000. Prior to serving in this capacity he was our general sales manager since 1973. His current responsibilities include aggregates and hot mix asphalt sales and ready mixed concrete operations and sales. Mr. Barley graduated from Lenior Rhyne College with a degree in Mathematics.

Geoffrey W. Clarke has served as our Vice President-Construction since 2000. Prior to this, he served as the Contract Division Manager and as a Project Coordinator prior to that. He has been employed by the Company since 1980 in the Contract Division. His current responsibilities include all estimating and operations of the New Enterprise Contract Division. Mr. Clarke graduated from Juniata College in 1975 with a B.S. in Economics and Business Administration.

J. Joseph Zimmerman has served as the Chief Executive Officer at Valley Quarries, Inc. Division since 2001.  From 1983-2001, Mr. Zimmerman served as Vice President of Operations at Signal Mountain Cement, and subsequently became Vice President of Manufacturing. As Chief Executive Officer of Valley Quarries, Inc. Division, he is responsible for all of Valley Quarry’s sales and operations. Mr. Zimmerman received a B.A. in Business Administration from Lycoming College in Williamsport, PA, in 1967.

Kim W. Snyder has served as President of Eastern Industries Inc. Division since 1995. Prior to his employment with Eastern Industries, he worked as a Vice President at the Genstar Corporation in the Aggregates and Minerals division from 1990 until 1995. Mr. Snyder received his B.S. in Civil/Environmental Engineering, Cum Laude from the University of Rhode Island in 1974 and his MBA from Katz Graduate School of Business, University of Pittsburgh in 1982. He also has over 30 post graduate credits in Civil and Mining Engineering from the University of Pittsburgh.

Douglas B. Danko has served as President of Protection Services Inc. since 2000 and Executive Vice President of Work Area Protection Corp. since 2011. Prior to becoming President, he held a number of positions with Stabler Companies Inc. and its subsidiaries since 1975, including Vice President, Secretary and Controller with Stabler Companies Inc. and Head Accountant with Protection Services Inc. Mr. Danko has a B.S. in Accounting from Pennsylvania State University.

Donald Devorris has served as a director of NESL since 1990. Mr. Devorris is currently President of Blair Electric, where has worked since 1959. Mr. Devorris has a B.S. degree in electrical engineering from Penn State University.

William A. Gettig has served as a director of NESL since 1990. Mr. Gettig is currently Chief Executive Officer of Gettig Technologies, Inc., where he has worked since 1952. Mr. Gettig is the sole shareholder of Gettig Technologies, Inc., which owns GPI Aviation, Inc., Stelrema Corporation and Beacon Tool, Inc. Each of these entities and Mr. Gettig and his wife personally declared bankruptcy under the United States Bankruptcy Code in 2005. The bankruptcy plans were confirmed in 2007. Mr. Gettig has a B.S. degree in mechanical engineering from Trine University (formerly known as Tri-State University).

F. James McCarl has served as a director of NESL since 2008. Mr. McCarl is currently Chief Executive Officer of the McCarl Group, where he has worked since 2003. Prior to holding this position, Mr. McCarl was president of McCarl’s Inc., where he worked from 1968 through 2002. Mr. McCarl has a B.A. degree in economics from the University of Pittsburgh and a Small Company Management Program certificate from Harvard Business School.

Larry R. Webber has served as a director of NESL since December 2008. Mr. Webber is currently managing director of the Institute for Strategic Management, where he has worked since 2009. Prior to that he was President of L.R. Webber Associates, Inc., where he worked from 1976 through 2006. Mr. Webber has a B.A. in economics from Westminster College and an M.A. in industrial relations from St. Francis University.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our compensation committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee of such company be composed solely of independent directors. At October 31, 2012, each of Paul I. Detwiler, Jr. and Donald L. Detwiler beneficially owns 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Board Committees

Our board of directors has an audit committee, a compensation committee, an executive committee and an independent committee. All of the committees, other than the executive committee, are comprised entirely of independent, non-management directors.

Audit Committee

The audit committee assists our board of directors with its oversight of the quality and integrity of our accounting, auditing and reporting practices. Pursuant to its charter, the audit committee makes recommendations to our board of directors for the appointment, compensation and retention of the independent auditor. The audit committee’s primary responsibilities, which it is in the process of implementing, under its written charter include the following:

•                  reviewing and discussing our financial statements and management’s discussion and analysis of financial condition and results of operations disclosure with management and the independent auditors;

•                  reviewing and discussing our earnings releases and any financial information or earnings guidance given, if any, to investors, creditors, financial analysts and credit rating agencies; and

•                  reviewing and discussing the Company’s risk assessment and risk management policies.

Our audit committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Devorris is the Chairman of the audit committee. Our board of directors has determined that all members of our audit committee are independent.  Although our board of directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

Executive Committee

Our executive committee’s function is to act without full approval of our board of directors as to matters only in unusual situations, that, in the judgment of the executive committee, require immediate action where approval by the full board of directors is impractical, provide guidance to our board of directors and the holders of our Series of Class A Voting Common Stock in their decision-making process, and to make recommendations to our board of directors. Our executive committee comprises Messrs. Paul I. Detwiler, Jr., Donald L. Detwiler, Paul I. Detwiler, III, James W. Van Buren and Steven B. Detwiler. Paul I. Detwiler, Jr. also is the Chairman of the executive committee.

Independent Committee

Our independent committee’s function is to discuss the facts and circumstances of any dispute arising among our stockholders in their capacities as managers of our businesses when such dispute involves the operation and management of our businesses. Our independent committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Gettig is the chairman of our independent committee. Our board of directors has determined that all members of our independent committee are independent.  This committee has not formally convened as there have been no events which would require their attention to date.

Code of Ethics

As a privately held company we are not obligated to adopt a formal code of ethics, however we are in the process of upgrading our corporate governance and we plan to adopt a formal code of ethics in the near future.

Item 11.                                                  EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (which we refer to collectively as our named executive officers) are as follows:

•                                          Paul I. Detwiler, Jr. — Director, Chairman of the Board and Executive Committee member;

•                                          Donald L. Detwiler —Chief Executive Officer, Director, Vice Chairman of the Board and Executive Committee member;

•                                          Paul I. Detwiler, III — President, Chief Financial Officer and Secretary, Director and Executive Committee member;

•                                          James W. Van Buren — Executive Vice President, Chief Operating Officer, Director, Executive Committee member, President, Work Area Protection Corp.; and

•                                          Steven B. Detwiler — Senior Vice President-Construction Materials, Director, Executive Committee Member and President of Buffalo Crushed Stone Division.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We are a privately-held company founded and wholly-owned by one family, the Detwiler family, and our senior management team, including all of our named executive officers, includes many third and fourth generation members of the Detwiler family. As a result, our executive compensation philosophy is streamlined.  The compensation of our named executive officers is determined, reviewed and approved by our Chairman of the Board and our Chief Executive Officer in their sole discretion.  Our Chairman of the Board and Chief Executive Officer consult on matters of executive compensation with our Chief Financial Officer and our Chief Operating Officer.

Our executive compensation has four components to it:

•                                          base salary;

•                                          bonuses;

•                                          retirement benefits; and

•                                          perquisites and other personal benefits.

Our goal is to ensure that our compensation practices are market, facilitate appropriate retention and reward superior performance. The components to our executive compensation are determined with the goal of motivating executives and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform for our company.

Elements of Compensation

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the company and the scope of their responsibilities.  The base salaries of our Chairman of the Board and our Chief Executive Officer generally move in tandem.  Similarly the base salaries of our Chief Financial Officer and our Chief Operating Officer generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

•                                          the scope and/or changes in individual responsibilities;

•                                          overall compensation of the executive;

•                                          overall compensation for all our executive officers and employees;

•                                          market changes in compensation;

•                                          our financial condition and results of operations; and

•                                          individual performance.

Base salaries for each of Paul I. Detwiler, Jr. and Donald L. Detwiler for fiscal year 2013 have remained approximately the same as compared to base salaries for fiscal year 2012.

Bonuses.  Our named executive officers are awarded cash bonuses based upon performance and the other discretionary elements described below.  Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company.  Bonuses are determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):

•                                          market changes in compensation; and

•                                          our financial condition and results of operations.

Final bonus decisions are made by our Chairman of the Board and our Chief Executive Officer in consultation with our Chief Financial Officer.  Bonuses are generally awarded annually at the end of the performance period.  However, bonuses are also paid from time to time during the year to our named executive officers on a discretionary basis to reward specific accomplishments in connection with our operations or to cover certain expenses described under “Perquisites and Other Personal Benefits” below.

Retirement Benefits.  We provide certain retirement benefits to our executive officers in the form of an executive benefit plan which provides deferred compensation benefits as a reward to certain of our executives and other key employees and provides such persons with the opportunity to defer the receipt of certain compensation.  Another important part of our compensation is our company-wide 401(k) plan.  Our objective in establishing these plans is to enhance retention of our executive officers and employees in the long-term by providing them with flexibility in tax and financial planning and superior payout awards in a tax-efficient manner if they remain with us for at least four years or until retirement.  Our named executive officers do not currently participate in our Executive Benefit Plan although they could be eligible for it.  They do, however, participate in our company-wide 401(k) Plan.

Perquisites and Other Personal Benefits.  We provide the following perquisites and other personal benefits to our named executive officers:

•                                          we have subscribed for company life insurance policies for each of our named executive officers and pay all premiums under such policies;

•                                          we pay or reimburse our named executive officers for membership dues in various country clubs;

•                                          we pay an annual car allowance to each of our named executive officers; and

•                                          we lease various aircraft and pay the charges related to the use of such aircraft by our named executive officers.

We believe that extending these perquisites to our named executive officers is appropriate for the operation and management of our business which is heavily dependent on the ability of our executives to serve and travel rapidly and extensively throughout our geographic markets.

Other Compensation.  We are wholly-owned by our founding family members and do not have any equity awards or other equity-incentive performance based compensation.  We do not have employment agreements or change of control agreements with our named executive officers who are all part of our founding owner family; however, we may have the need for these agreements in the future.  Because we are a privately-owned company, federal securities law provisions relating to shareholder advisory votes on executive compensation do not apply to us.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Webber is the Chairman of the Compensation Committee.  Our Board of Directors has determined that all members of our Compensation Committee are independent.

Our Compensation Committee has not been active historically.  However, we anticipate that in the future our Compensation Committee will review and make recommendations regarding:

•                                          the review, assessment and determination of the compensation of our management team;

•                                          the compensation structure of all our employees;

•                                          the performance of our executive officers and management team and adjustments to compensation and employment status; and

•                                          our incentive and benefit plans.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during fiscal year 2011 and fiscal year 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total ($)
Paul I. Detwiler, Jr. Director, Chairman of the Board and Executive Committee Member	2012 2011	426,484 425,000	620,247 1,087,618	0 0	12,250 11,126	26,720 69,214	(2) (2)	1,085,701 1,592,958
Donald L. Detwiler Vice Chairman, Chief Executive Officer, Director and Executive Committee Member	2012 2011	426,914 425,000	488,617 935,796	0 0	12,250 11,126	29,232 43,932	(3) (3)	957,013 1,415,854
Paul I. Detwiler, III President, Chief Financial Officer and Corporate Secretary, Director and Executive Committee Member	2012 2011	334,113 325,000	251,923 631,025	0 0	12,250 11,126	11,766 16,752	(4) (4)	610,052 983,903

James W. Van Buren Executive-Vice President, Chief Operating Officer, Director and Executive Committee Member	2012 2011	336,477 325,000	239,842 609,579	0 0	12,250 11,126	17,739 14,204	(5) (5)	606,308 959,909
Steven B. Detwiler Senior Vice President-Construction Materials, Director and Executive Committee Member	2012 2011	319,196 305,000	206,358 509.263	0 0	12,250 11,126	20,390 20,184	(6) (6)	558,194 845,573

(1)                                    Includes only the amount contributed to 401(k) plans.

(2)                                    Includes company paid life insurance premiums ($8,481 and $10,953 in 2012 and 2011, respectively ), country club membership dues ($1,140 and $0 in 2012 and 2011, respectively), use of company aircraft ($11,166 and $55,948 in 2012 and 2011, respectively), use of company automobile ($2,313 and $2,313 in 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($3,620 and $0 in 2012 and 2011, respectively).

(3)                                    Includes company paid life insurance premiums ($4,446 and $5,970 in 2012 and 2011, respectively), country club membership dues ($2,144 and $6,074 in 2012 and 2011, respectively), use of company aircraft ($14,263 and $29,575 in 2012 and 2011, respectively), use of company automobile ($2,313 and $2,313 in 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($6,066 and $0 in 2012 and 2011, respectively).

(4)                                    Includes company paid life insurance premiums ($1,581 and $1,857 in 2012 and 2011, respectively), use of company aircraft ($3,217 and $11,076 in 2012 and 2011, respectively), use of company automobile ($1,813 and $1,813 in 2012and 2011, respectively) and company paid supplemental disability insurance premiums ($5,155 and $2,006 in 2012 and 2011, respectively).

(5)                                    Includes company paid life insurance premiums ($1,185 and $1,365 in 2012 and 2011, respectively), country club membership dues ($5,517 and $3,938 in 2012 and 2011, respectively), use of company aircraft ($6,213 and $5,029 in 2012 and 2011, respectively), use of company automobile ($1,813 and $1,813 in 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($3,011 and $2,059 in 2012 and 2011, respectively).

(6)                                    Includes company paid life insurance premiums ($1,365 and $1,545 in 2012 and 2011, respectively), country club membership dues ($8,749 and $10,936 in 2012 and 2011, respectively), use of company aircraft ($3,987 and $3,734 in 2012 and 2011, respectively), use of company automobile ($1,813 and $1,813 in 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($4,476 and $2,156 in 2012 and 2011, respectively).

401(k) Retirement Plan.  We maintain a tax-qualified retirement plan named the New Enterprise Stone & Lime Co., Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis.  The 401(k) Plan allows eligible employees to contribute a percentage of their eligible compensation on a pre-tax basis subject to applicable Internal Revenue Code limits, and also permits executive officers to contribute on a post-tax basis.  For executive officers, we match 100% of their elective deferral contributions, up to 3% of their total annual eligible compensation.  We may also contribute a profit sharing contribution on behalf of eligible participants in an amount determined in our discretion.  Matching and profit sharing contributions vest 20% per year after completing one year of service, and are 100% vested after five years of service.  Our named executive officers participate in our 401(k) Plan.

Change of Control

We do not have change of control agreements with our named executive officers who are all part of our founding owner family.

Director Compensation

Our non-executive directors receive an annual retainer of $10,000 and a fee of $2,500 for each meeting of the Board of Directors or committee meeting which they attend.  We also reimburse our non-executive directors for expenses incurred to attend meetings of our Board of Directors or committees.  Our Board of Directors meets quarterly and may act by unanimous written consent or call special meetings between regularly scheduled board meetings, as necessary.  Additional compensation may be paid to our directors in connection with special assignments, as may be determined by our Board of Directors from time to time.  No such additional compensation has been paid to any non-executive director since March 1, 2012.

Director Compensation Table for Fiscal Year 2012

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors during fiscal year 2012.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Devorris	47,500	—	—	47,500
William A. Gettig	47,500	—	—	47,500
F. James McCarl	47,500	—	—	47,500
Larry R. Webber	47,500	—	—	47,500

Compensation and Risk Management

We believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incentivize employees.  Certain factors in our compensation policies ensure that our named executive officers are not encouraged to take unnecessary risks in managing our business.  Those factors include the multiple elements of our compensation programs which combine a balanced mix of fixed compensation with performance-based compensation and payouts to reward superior performance.  We have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on us, our subsidiaries and operations.

Compensation Committee Interlocks and Insider Participation

None of our officers serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.  None of the members of our Compensation Committee is or was formerly an officer or employee of our company.

Item 12.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have a Series of Class A Voting Common Stock, with a par value of $1.00, which we refer to as Class A Stock, and a Series of Class B Non-Voting Stock, with a par value of $1.00, which we refer to as Class B Stock. As of October 31, 2012, there were 20,500 shares of Class A Stock issued and outstanding and 250,925 shares of Class B Stock issued and outstanding.

We have no equity compensation plans.

Each holder of Class A Stock is entitled to one vote per share of Class A Stock, and each holder of Class B Stock is not entitled to vote except as otherwise mandated by Delaware law.

The following table sets forth information, as of October 31, 2012, regarding the beneficial ownership of our common stock. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise provided, the address of each individual or entity listed below is c/o New Enterprise Stone & Lime Co., Inc., 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, Pennsylvania 16664.

Name of Beneficial	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		% Total Voting Power
Owner	Number	%	Number	%	%
Paul I. Detwiler, Jr.(1)	10,250	50.0	94,245	37.6	50.0
Donald L. Detwiler(2)	10,250	50.0	50,880	20.3	50.0
Paul I. Detwiler, III & Sandra K. Detwiler(3)	—	—	8,400	3.3	—
Steven B. Detwiler & Gina M. Detwiler(4)	—	—	8,400	3.3	—
Kim D. Van Buren & James W. Van Buren(5)	—	—	8,400	3.3	—
Paul I. Detwiler, III	—	—	11,333.3	4.5	—
Steven B. Detwiler	—	—	11,333.3	4.5	—
Joann D. Bull	—	—	4,200	1.7	—
Jennifer D. DeLong	—	—	4,200	1.7	—
Jeffrey D. Detwiler	—	—	15,533.3	6.2	—
Kim D. Van Buren	—	—	17,000	6.8	—
Karen D. Bascom	—	—	17,000	6.8	—
Donald L. Detwiler 2000 GST Exempt Trust for Karen D. Bascom dated December 6, 2000(6)	—	—	25,440	10.1	—
Donald L. Detwiler 2000 GST Exempt Trust for Kim D. Van Buren dated December 6, 2000(7)	—	—	25,440	10.1	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Paul I. Detwiler, III dated December 27, 2000(8)	—	—	18,849	7.5	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Steven B. Detwiler dated December 27, 2000(9)	—	—	18,849	7.5	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Joann D. Bull dated December 27, 2000(10)	—	—	18,849	7.5	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jennifer D. DeLong DeLong dated December 27, 2000(11)	—	—	18,849	7.5	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jeffrey D. Detwiler dated December 27, 2000(12)	—	—	18,849	7.5	—
Named Executive Officers and Directors
Paul I. Detwiler, Jr.(1)	10,250	50.0	94,245	37.6	50.0
Donald L. Detwiler(2)	10,250	50.0	50,880	20.3	50.0
Paul I. Detwiler, III(13)	—	—	38,582.3	15.4	—
Steven B. Detwiler(14)	—	—	38,582.3	15.4	—
James W. Van Buren(15)	—	—	50,840	20.3	—
All directors and current executive officers as a group (16 persons)(16)	20,500	100.0	242,525	96.7	100.0

(1)                                    Represents shares of Class A Common Stock owned by Paul I. Detwiler, Jr. and shares of Class B Common Stock owned by certain trusts described in footnotes 8, 9, 10, 11 and 12 below of which Paul I. Detwiler, Jr. is deemed to have beneficial ownership as a result of his relationship to one or more of the co-trustees of the trusts.

(2)                                    Represents shares of Class A Common Stock owned by Donald L. Detwiler and shares of Class B Common Stock owned by certain trusts described in footnotes 6 and 7 below of which Donald L. Detwiler is deemed to have beneficial ownership as a result of his relationship to one or more of the co-trustees of such trusts.

(3)                                    Such shares are held by tenancy in the entirety.

(4)                                    Such shares are held by tenancy in the entirety.

(5)                                    Such shares are held by tenancy in the entirety.

(6)                                    Represents shares of Class B Common Stock held of record for the benefit of Karen D. Bascom, who also owns shares of Class B Common Stock in her own name. Lynnea K. Detwiler and Karen D. Bascom are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(7)                                    Represents shares of Class B Common Stock held of record for the benefit of Kim D. Van Buren, who also owns shares of Class B Common Stock in her own name. Lynnea K. Detwiler and Kim D. Van Buren are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(8)                                    Represents shares of Class B Common Stock held of record for the benefit of Paul I. Detwiler, III, who also owns shares of Class B Common Stock in his own name. Patricia Detwiler and Paul I. Detwiler, III are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(9)                                    Represents shares of Class B Common Stock held of record for the benefit of Steven B. Detwiler, who also owns shares of Class B Common Stock in his own name. Patricia Detwiler and Steven B. Detwiler are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(10)                             Represents shares of Class B Common Stock held of record for the benefit of Joann D. Bull, who also owns shares of Class B Common Stock in her own name. Patricia Detwiler and Joann D. Bull are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(11)                             Represents shares of Class B Common Stock held of record for the benefit of Jennifer D. DeLong, who also owns shares of Class B Common Stock in her own name. Patricia Detwiler and Jennifer D. DeLong are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(12)                             Represents shares of Class B Common Stock held of record for the benefit of Jeffrey D. Detwiler, who also owns shares of Class B Common Stock in his own name. Patricia Detwiler and Jeffrey D. Detwiler are co-trustees of such trust and have shared voting and investment power over the shares listed in the table.

(13)                             Represents 8,400 shares of Class B Common Stock held by tenancy in the entirety with his wife, 18,849 shares of Class B Common Stock held beneficially by the Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Paul I. Detwiler, III dated December 27, 2000 of which Mr. Detwiler is a co-trustee and 11,333.3 shares of Class B Common Stock held directly.

(14)                             Represents 8,400 shares of Class B Common Stock held by tenancy in the entirety with his wife, 18,849 shares of Class B Common Stock held beneficially by the Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Steven B. Detwiler dated December 27, 2000 of which Mr. Detwiler is a co-trustee and 11,333.3 shares of Class B Common Stock held directly.

(15)                             Represents 8,400 shares of Class B Common Stock held by tenancy in the entirety with his wife, 25,440 shares of Class B Common Stock held beneficially by the Donald L. Detwiler 2000 GST Exempt Trust for Kim D. Van Buren dated December 27, 2000 of which Mr. Van Buren’s wife is a co-trustee and 17,000 shares of Class B Common Stock held directly by Mr. Van Buren’s wife.

(16)                             Includes shares of Class B Common Stock owned by certain trusts described in footnotes 6 through 12 above, of which our executive officers are deemed to have beneficial ownership as a result of relationships to one or more of the co-trustees for certain of the trusts.

We do not have change of control agreements with our named executive officers who are all part of our founding owner family. If an executive officer who participates in our Executive Benefit Plan is terminated without cause or resigns for good reason within the two-year period immediately following a change of control, he or she will become immediately and fully vested in his or her entire account balance in the Executive Benefit Plan and such account balance will be paid to him or her in an immediate lump sum.

We are party to amended and restated change of control agreements, which we refer to as change of control agreements, with each of Albert S. Schmidt, III, Douglas B. Danko and Kim W. Snyder, to whom we refer individually as an executive. With the exception of Mr. Snyder, whose change of control agreement is dated July 2, 2007, each of the change of control agreements are dated July 17, 2007. Pursuant to the change of control agreements, the executive will be entitled to a lump sum payment equal to three times his base salary (as of January 11, 2008), his average bonus for the three years preceding January 11, 2008 and certain insurance benefits if any of the following events occur prior to January 11, 2013: (i) the executive’s employment is terminated without good cause (as defined in the change of control agreement); (ii) the nature and scope of the executive’s responsibilities are materially reduced from that which the executive enjoyed immediately prior to January 11, 2008; (iii) the executive’s base salary as of January 11, 2008, is reduced; or (iv) the executive is relocated (without the executive’s consent) to a principal place of employment which is more than 50 miles from executive’s principal place of employment immediately prior to January 11, 2008.

Item 13.                                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Stock Restriction and Management Agreement

On March 1, 1990, we entered into a stock restriction and management agreement, which we refer to as the stock restriction agreement, with Paul I. Detwiler, Jr. and Donald L. Detwiler, each of whom we refer to individually as a voting stockholder and collectively as the voting stockholders. The stock restriction agreement includes, among other things, restrictions on the transfer of common stock, provisions regarding the voting of the common stock as it relates to our board of directors and provisions regarding the management and operation of the Company.

Right of First Refusal and Restrictions on Transfer of Common Stock

Under the stock restriction agreement, the ability of the voting stockholders to transfer their shares of common stock is generally subject to a right of first refusal unless the transfer is to a spouse or lineal descendant. If the shares to be transferred to a spouse or lineal descendant are shares of voting stock, such transferee must at the time of such transfer be, and have been for the two years immediately preceding the transfer, active in our management. The voting stockholders are also restricted from transferring shares of common stock to any person or entity conducting a commercial enterprise engaged in business operations which compete directly or indirectly with us.

If the proposed transfer is to someone other than a spouse or lineal descendant, we have a right of first refusal to purchase shares of common stock proposed to be transferred by either voting stockholder. If we decide not to exercise our right of first refusal, the other voting stockholder (in the case of voting common stock) and all of our remaining stockholders (in the case of non-voting common stock) may purchase the shares that are proposed to be transferred. If a voting stockholder ceases to be one of our full time employees (subject to certain exceptions), an offer will be deemed made by such voting stockholder to sell such voting stockholder’s common stock, allowing us to repurchase such shares.

Offer Rights

The voting stockholders had put rights which required us to purchase at any time all or some of such voting stockholder’s common stock. If we were unable to purchase the common stock by reason of a legal or contractual impediment, then the voting stockholders, subject to the terms and restrictions set forth in the stock restriction agreement, may have sold the voting common to other purchasers. On August 22, 2011, the stockholders of the Company amended the stock restriction agreement which, among other things, required the Company to purchase, at any time, all or some of a stockholder’s common stock at the option of the individual stockholders. The amendment eliminated the stockholder’s right to require the Company to purchase the common stock on a prospective basis.

Additional Issuances

We are prohibited from issuing any additional capital stock unless: (i) we receive consideration at least equal to the stated or par value of the common stock or the per share net book value of the preferred stock or (ii) it is to one of our directors, officers or employees pursuant to one of our plans.

Public Offering

The rights and obligations affecting the disposition of our common stock as set forth in the stock restriction agreement are terminated upon an initial public offering.

Voting

Each voting stockholder is entitled to nominate 50% of the directors entitled to vote. Each voting stockholder shall vote his shares of voting common stock for his and the other voting stockholder’s nominees. An elected nominee’s vacant position will be filled by the voting stockholder who originally selected the nominee. If a voting stockholder dies or is mentally disabled, his permitted transferee(s) will set forth the nominations. Any disagreement among such transferees will be resolved by a majority vote. Each transferee has one vote for each share of his voting stock. Once a nominee is chosen, all transferees must vote for him or her.

Absent a contrary agreement and so long as each voting stockholder is able, each voting stockholder shall be entitled to nominate the same number of emeritus directors, which are non-voting directors, and vote for the other’s nominees. Only a voting stockholder (not any permitted transferees) may nominate an emeritus director. An emeritus director vacancy will be filled only if the voting stockholders agree to fill it.

Management

Each voting stockholder manages certain operations of the Company. If a managerial dispute arises, the voting stockholders agree to refer it to the Independent Committee for a recommendation to be approved by our board of directors.

Each voting stockholder must take certain actions in connection with the management of our business, including, but not limited to, maximizing investment returns, abiding by a cash management plan, adhering to a budget, utilizing a certain amount for capital improvements, establishing certain job descriptions and corporate policies and taking actions to maintain the independence of our board of directors.

Restrictive Covenants

The voting stockholders are subject to non-competition provisions while employed by us and, subject to limited exceptions, for a period of five years from the date upon which such voting stockholder’s employment is terminated or such voting stockholder offers to sell his common stock. These non-competition provisions prohibit such voting stockholder from directly or indirectly owning, managing, operating, joining, controlling or participating in the ownership, management, operation or control of or be employed or otherwise connected in any manner with any commercial enterprise that is engaged in business operations which compete directly or indirectly with us.

In addition, during the five year period described above, neither voting stockholder may: (i) solicit or aid in the solicitation of any business from any of our customers or (ii) disclose, or utilize on behalf of himself or any other person or business entity, any proprietary right of ours in any product, method or procedure whether or not such product, method or procedure is patented, trademarked or copyrighted.

Sale or Liquidation of the Company

All obligations to purchase or sell the common stock under the stock restriction agreement shall be terminated if: (i) we sell all or substantially all of our assets to be followed by a liquidation or (ii) an agreement is reached pursuant to which 90% of our issued and outstanding capital stock will be sold.

Transferee Stock Restriction Agreement

Each of the non-voting stockholders of the Company, with the exception of the trusts, have executed a Transferee Stock Restriction Agreement. The terms of the Transferee Stock Restriction Agreements, which we refer to as the transferee restriction agreements, are substantially similar to the terms of the stock restriction agreement, except the transferee restriction agreements: (i) do not include any terms regarding the management of our company and (ii) include a provision requiring the stockholder to vote any shares of voting stock acquired from the voting stockholders for directors nominated by such voting stockholder and (iii) include certain nomination rights in the event of the death or permanent mental disability of a voting stockholder. The transferee restriction agreements were amended to eliminate the stockholder’s right to require the Company to purchase the common stock on a prospective basis.

Leases

We lease our headquarters located in South Woodbury Township, Pennsylvania and an office building in Roaring Spring pursuant to two lease agreements with South Woodbury LP, a limited partnership controlled by trusts for the benefit of the Detwiler family and in which the Company owns a 1.0% general partnership interest. Both lease agreements expire on May 31, 2023, and each has one five year option to extend.

Under the South Woodbury Township headquarters lease, we lease 15.62 acres of land and an office building consisting of approximately 70,000 square feet in South Woodbury Township, Bedford County, Pennsylvania. The annual base rent for this lease is $2.0 million, which may be reset to a fair market rate as provided in the lease.

We also lease two tracts of land consisting of approximately 5.75 acres and an office building consisting of approximately 23,528 square feet in the borough of Roaring Spring, Blair County, Pennsylvania. The annual base rent is approximately $0.4 million which may be reset to a fair market rate as provided in the lease.

In each of the fiscal years 2010, 2011 and 2012, we paid annual rent under these leases in the amount of $2.4 million.

Additional Arrangements

Through two limited partnerships, James W. Van Buren owns 24.0% of Adlee Precast, Inc. d/b/a Ellenberger Precast Supply, which we refer to as Adlee. Mr. Van Buren is a limited partner in each of these partnerships. Mr. Van Buren is our Executive Vice President, Chief Operating Officer and a member of our Executive Committee on our Board of Directors. We entered into a letter agreement with Adlee dated May 1, 2006, pursuant to which we sell to Adlee various concrete products for use in its manufacture of precast medial products. Since March 1, 2009, Adlee has paid us approximately $2.5 million for products purchased from us. In addition, since March 1, 2009, we have paid Adlee approximately $3.0 million for products we purchased from Adlee. Mr. Van Buren receives no compensation in wages from Adlee. In addition, Adlee leases 10,000 square feet of industrial space from us pursuant to a lease agreement dated May 1, 2006 at our Roaring Spring quarry. On July 5, 2011, we terminated our agreement with Adlee.

Kim W. Snyder, President of EII Transport Inc. is a director of Team Capital Bank. On December 27, 2007, Team Capital Bank was involved in issuing an approximately $0.3 million letter of credit to us which is secured by a cash escrow fund with Team Capital Bank. As of February 29, 2012, the interest rate for the account was 0.30%. Mr. Snyder received no benefit from this transaction and does not have an interest in it. The issuance of this letter of credit was made in the ordinary course of business, was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to us and did not involve more than the normal risk of collectability or present other unfavorable features.

Except as noted above, we believe each of the related party transactions are on an arm’s length basis.

Item 14.                                                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following presents fees for professional audit services rendered by PricewaterhouseCoopers LLP, who we refer to as PwC, for the audit of the Company’s annual consolidated financial statements for fiscal years 2012 and 2011, and fees for other services rendered by PwC for fiscal years 2012 and 2011.

(in thousands)	2012	2011
Audit fees (1)	$2,731	$1,294
Audit-related fees (2)	141	95
Tax fees (3)	30	171
All other fees (4)	173	135
	$3,075	$1,695

(1)                                 Audit Fees. This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s quarterly reports. Fiscal year 2012 included certain costs associated with the offering of our 13% senior secured notes due 2018 in March 2012 and the registration of our 11% senior notes due 2018 under the Securities Act. This category also includes services associated with periodic reports and other documents issued in connection with securities offerings, including for the offering of our 11% senior notes due 2018 in August 2010.

(2)                                Audit-Related Fees. This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and reporting services related to significant acquisitions and certain agreed upon services.

(3)                                 Tax Fees. This category includes fees and expenses billed by PwC for tax compliance and planning services and tax advice.

(4)                                 All Other Fees. This category includes fees billed for products and services provided by PwC, other than services reported in items (1) through (3) above and include certain information systems reviews not performed in conjunction with the audit and licensing fees for software products.

Audit and other services provided by our principal accounting firm are reviewed and discussed by our Audit Committee and Chief Financial Officer.

PART IV

Item 15.                                                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as a part of this report:

(1) Financial Statements and Supplementary Data

Consolidated Financial Statements for the Fiscal Year Ended February 29, 2012.

(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1

Amended and Restated Certificate of Incorporation of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

3.2	Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.1

Indenture, dated August 18, 2010, by and among the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.2	Certificate for the Company’s 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.3	Certificate for the Company’s Notation of Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.4	Form of the Company’s Exchange 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

4.5	Form of Notation of Exchange Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.6

Registration Rights Agreement, dated August 18, 2010, by and among the Company, the Guarantors party thereto and Banc of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.7

Indenture, dated March 15, 2012, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.8	Global Notes for the Company’s 13% Senior Secured Notes due 2018 (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.9

Registration Rights Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.10

Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.11

Patent Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.12

Trademark Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.12

Mortgage Modification Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.13

Intercreditor Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.1

Purchase Agreement, dated August 18, 2010, by and among the Company, the Initial Purchasers and Banc of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011) .

10.2

Credit Agreement, dated March15, 2012, by and among Manufacturers and Traders Trust Company, the Lenders defined therein, and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.3

Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.4

Patent Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.5

Trademark Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors related thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.6

Guaranty and Suretyship Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.7

Commercial Credit Facility, dated July 21, 2011, between the Company and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.9

$6,000,000 Berks County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 1998 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.10

$4,500,000 Bradford County Industrial Development Authority variable rate demand/fixed rate revenue bonds (State Aggregates Inc. Project) series of 2000 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.11

$8,465,000 Union County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 2001 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.12

Executive Benefit Plan of the Company, amended and restated as of January 1, 2008 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.13

Stock Restriction and Management Agreement, dated March 1, 1990, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.14	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.15

Amended and Restated Change in Control Agreement, dated July 17, 2007, by and among Stabler Companies Inc. and Albert S. Schmidt, III (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.16

Amended and Restated Change in Control Agreement, dated July 17, 2007, by and among Stabler Companies Inc., Protection Services Inc. and Douglas B. Danko (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.17

Amended and Restated Change in Control Agreement, dated July 2, 2007, by and among Stabler Companies Inc., Eastern Industries, Inc. and Kim W. Snyder (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.18

Amended and Restated Lease, dated February 28, 2003, effective February 15, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.19

Lease Agreement, dated February 28, 2003, effective January 1, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.20

Industrial Space Lease, dated May 1, 2006, by and between the Company and Adlee Precast, Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.21

Letter Agreement, dated May 1, 2006, by and between the Company and Adlee Precast, Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.22

Letter of Credit, dated December 27, 2007, between the Company and Team Capital Bank (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.23

Amendment No. 1 to Stock Restriction and Management Agreement, dated August 22, 2011, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.24

Form of Amendment No. 1 to Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.25

$20,000,000 Secured Six-Month Term Note, dated August 29, 2011, among the Company and certain of its subsidiaries as borrowers and Manufacturers and Traders Trust Company as Lender (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

10.26

First Amendment to Term Note, dated January 24, 2012, among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on January 26, 2012).

10.27

Purchase Agreement, dated March 1, 2012, by and among the Company, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 1, 2012).

10.28

Amendment No. 1 and Waiver to Credit Agreement dated September 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on September 7, 2012).

10.29

Amendment No. 2 and Waiver to Credit Agreement dated December 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on December 12, 2012).

21.2	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Enterprise, Commonwealth of Pennsylvania on December 17, 2012.

NEW ENTERPRISE STONE & LIME CO., INC.

By:
/s/ Paul I. Detwiler, III
Paul I. Detwiler, III
Director and President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul I. Detwiler, Jr.	Director and Chairman of the Board and Executive Committee Member	December 17, 2012
Paul I. Detwiler, Jr.

Chief Executive Officer, Director, Vice Chairman of the Board and Executive Committee Member (Principal Executive Officer)
/s/ Donald L. Detwiler		December 17, 2012
Donald L. Detwiler

/s/ Paul I. Detwiler, III	President, Chief Financial Officer, and Secretary, Director, Executive Committee Member (Principal Financial Officer)	December 17, 2012
Paul I. Detwiler, III

/s/ G. Dennis Wiseman	Chief Accounting Officer, Assistant Secretary (Principal Accounting Officer)	December 17, 2012
G. Dennis Wiseman

/s/ James W. Van Buren	Executive Vice President, Chief Operating Officer, Director, Executive Committee Member	December 17, 2012
James W. Van Buren

/s/ Steven B. Detwiler	Senior Vice President-Construction Materials, Executive Committee Member, Director	December 17, 2012
Steven B. Detwiler

/s/ Donald Devorris	Director	December 17, 2012
Donald Devorris

/s/ William A. Gettig	Director	December 17, 2012
William A. Gettig

/s/ F. James McCarl	Director	December 17, 2012
F. James McCarl

/s/ Larry R. Webber	Director	December 17, 2012
Larry R. Webber

EXHIBIT INDEX

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1

Amended and Restated Certificate of Incorporation of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

3.2	Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.1

Indenture, dated August 18, 2010, by and among the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.2	Certificate for the Company’s 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.3	Certificate for the Company’s Notation of Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.4	Form of the Company’s Exchange 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

4.5	Form of Notation of Exchange Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.6

Registration Rights Agreement, dated August 18, 2010, by and among the Company, the Guarantors party thereto and Banc of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.7

Indenture, dated March 15, 2012, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.8	Global Notes for the Company’s 13% Senior Secured Notes due 2018 (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.9

Registration Rights Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.10

Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.11

Patent Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.12

Trademark Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.12

Mortgage Modification Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

4.13

Intercreditor Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.1

Purchase Agreement, dated August 18, 2010, by and among the Company, the Initial Purchasers and Banc of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011) .

10.2

Credit Agreement, dated March15, 2012, by and among Manufacturers and Traders Trust Company, the Lenders defined therein, and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.3

Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.4

Patent Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.5

Trademark Security Agreement, dated March 15, 2012, by and among the Company, the Guarantors related thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.6

Guaranty and Suretyship Agreement, dated March 15, 2012, by and among the Company, the Guarantors party thereto and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 21, 2012).

10.7

Commercial Credit Facility, dated July 21, 2011, between the Company and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.9

$6,000,000 Berks County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 1998 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.10

$4,500,000 Bradford County Industrial Development Authority variable rate demand/fixed rate revenue bonds (State Aggregates Inc. Project) series of 2000 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.11

$8,465,000 Union County Industrial Development Authority variable rate demand/fixed rate revenue bonds (Stabler Companies Inc. Project) series of 2001 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.12

Executive Benefit Plan of the Company, amended and restated as of January 1, 2008 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.13

Stock Restriction and Management Agreement, dated March 1, 1990, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.14	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.15

Amended and Restated Change in Control Agreement, dated July 17, 2007, by and among Stabler Companies Inc. and Albert S. Schmidt, III (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.16

Amended and Restated Change in Control Agreement, dated July 17, 2007, by and among Stabler Companies Inc., Protection Services Inc. and Douglas B. Danko (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.17

Amended and Restated Change in Control Agreement, dated July 2, 2007, by and among Stabler Companies Inc., Eastern Industries, Inc. and Kim W. Snyder (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.18

Amended and Restated Lease, dated February 28, 2003, effective February 15, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.19

Lease Agreement, dated February 28, 2003, effective January 1, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.20

Industrial Space Lease, dated May 1, 2006, by and between the Company and Adlee Precast, Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.21

Letter Agreement, dated May 1, 2006, by and between the Company and Adlee Precast, Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.22

Letter of Credit, dated December 27, 2007, between the Company and Team Capital Bank (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.23

Amendment No. 1 to Stock Restriction and Management Agreement, dated August 22, 2011, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.24

Form of Amendment No. 1 to Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.25

$20,000,000 Secured Six-Month Term Note, dated August 29, 2011, among the Company and certain of its subsidiaries as borrowers and Manufacturers and Traders Trust Company as Lender (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

10.26

First Amendment to Term Note, dated January 24, 2012, among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on January 26, 2012).

10.27

Purchase Agreement, dated March 1, 2012, by and among the Company, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 1, 2012).

10.28

Amendment No. 1 and Waiver to Credit Agreement dated September 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on September 7, 2012).

10.29

Amendment No. 2 and Waiver to Credit Agreement dated December 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on December 12, 2012).

21.2	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document