Form 10-Q
period 2012-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2012-12-26
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-176538

NEW ENTERPRISE STONE & LIME CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1374051
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3912 Brumbaugh Road P.O. Box 77 New Enterprise, PA	16664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (814) 766-2211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 30, 2012, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 20,500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 250,925 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended May 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	May 31,	February 29,
In thousands, except share and per share data	2012	2012

Assets
Current assets
Cash and cash equivalents	$4,532	$15,032
Restricted cash	10,197	10,322
Accounts receivable (less allowance for doubtful accounts of $3,815 in May 2012 and $3,259 in February 2012)	119,492	76,841
Inventories	135,827	132,195
Deferred income taxes	15,312	16,019
Other current assets	7,220	7,390
Total current assets	292,580	257,799
Other assets
Property, plant and equipment, net	376,149	371,574
Goodwill	90,847	90,847
Other intangible assets	26,184	26,344
Other assets	36,267	26,825
Total assets	$822,027	$773,389

Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$15,379	$7,538
Accounts payable — trade	42,295	27,838
Accrued liabilities	48,609	50,953
Total current liabilities	106,283	86,329
Long-term debt and other liabilities
Long-term debt, less current maturities	577,676	521,475
Deferred income taxes	84,458	96,674
Other liabilities	22,217	19,043
Total liabilities	790,634	723,521
Commitments and contingencies (Note 7)

Equity

Common stock, Class A, voting, $1 par value.	21	21
Common stock, Class B, nonvoting, $1 par value.	251	251
Retained deficit	(95,198)	(76,779)
Additional paid in capital	126,964	126,964
Accumulated other comprehensive loss	(2,104)	(2,181)
Total New Enterprise Stone & Lime Co., Inc. equity	29,934	48,276
Noncontrolling interest in consolidated subsidiaries	1,459	1,592
Total equity	31,393	49,868
Total liabilities and equity	$822,027	$773,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three Months Ended May 31, 2012, and May 31, 2011

	Three Months Ended
	May 31,
(in thousands)	2012	2011
Revenue
Construction materials	$86,346	$76,904
Heavy/highway construction	51,031	48,682
Traffic safety services and equipment	19,063	18,471
Other revenues	1,541	2,714
Total revenue	157,981	146,771
Cost of revenue (exclusive of items shown separately below)
Construction materials	64,629	58,064
Heavy/highway construction	51,926	47,908
Traffic safety services and equipment	14,898	14,551
Other expenses	910	2,596
Total cost of revenue	132,363	123,119
Depreciation, depletion and amortization	11,843	11,345
Pension and profit sharing	1,841	1,715
Selling, administrative and general expenses	18,640	12,989
Gain on sales of property and equipment	(35)	(1,196)
Operating loss	(6,671)	(1,201)
Interest expense, net	(22,930)	(11,596)
Loss before income taxes	(29,601)	(12,797)
Income tax benefit	(11,487)	(8,235)
Net loss	(18,114)	(4,562)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	77	32
Comprehensive loss	(18,037)	(4,530)
Less: Income attributable to noncontrolling interest	(305)	(299)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(18,342)	$(4,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended May 31, 2012 and May 31, 2011

	Three Months Ended
	May 31,
(in thousands)	2012	2011

Reconciliation of net income to net cash used in operating activities
Net loss	$(18,114)	$(4,562)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and cost depletion	11,406	11,185
Gain on disposal of property, plant and equipment	(35)	(1,196)
Amortization of other assets and liabilities	437	950
Noncash interest expense	7,313	986
Deferred income taxes	(11,509)	(7,733)
Allowance for doubtful accounts	813	636
Changes in current assets and liabilities:
Accounts receivable	(43,464)	(57,512)
Inventories	(3,632)	(3,691)
Other current assets	(867)	(1,045)
Accounts payable	14,457	27,997
Other accruals	1,240	(4,712)
Net cash used in operating activities	(41,955)	(38,697)
Cash flows from investing activities
Capital expenditures	(14,382)	(11,998)
Capitalized software	(393)	(832)
Proceeds from sale of property, plant and equipment	221	1,462
Change in cash value of life insurance	(2,573)	(198)
Change in restricted cash	125	(8,360)
Net cash used in investing activities	(17,002)	(19,926)
Cash flows from financing activities
Proceeds from revolving credit	118,863	57,377
Repayment of revolving credit	(170,383)	(1,000)
Repayment of long-term debt	(152,768)	(7,556)
Payments on capital lease	(1,290)	(1,441)
Proceeds from issuance of long-term debt	268,535	4,000
Debt issuance costs	(14,062)	(684)
Distribution to noncontrolling interest	(438)	(451)
Net cash provided by financing activities	48,457	50,245
Net decrease in cash and cash equivalents	(10,500)	(8,378)
Cash and cash equivalents
Beginning of period	15,032	20,029
End of period	$4,532	$11,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of New Enterprise Stone & Lime Co., Inc. (“we,” “us,” “our,” or the “Company”) all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended May 31, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary companies and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. From time to time, certain U.S. cash balances exceed Federal Deposit Insurance Corporation limits. Historically the Company has not experienced credit losses due to excess balances.

Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

As a result of the March 15, 2012 debt refinancing (see further discussion in Note 4, “Long-Term Debt”), the Company is utilizing a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our cash pooling arrangement, as a compensating cash balance included in Cash and cash equivalents.  Due to the nature of these bank overdraft positions, these amounts have been classified as other obligations within the current maturities of long-term debt as of May 31, 2012.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

	May 31,	February 29,
(In thousands)	2012	2012

Costs and estimated earnings in excess of billings	$15,929	$14,570
Trade	102,467	60,172
Retainages	4,911	5,358
	123,307	80,100
Allowance for doubtful accounts	(3,815)	(3,259)
Accounts receivable, net	$119,492	$76,841

Costs and estimated earnings in excess of billings relate to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s total inventory consists of the following:

	May 31,	February 29,
(In thousands)	2012	2012

Crushed stone, agricultural lime and sand	$83,357	$84,016
Raw materials	11,782	9,400
Parts, tires and supplies	11,459	11,313
Concrete blocks	4,456	4,547
Building materials	4,163	3,982
Safety equipment	18,258	16,901
Other	2,352	2,036
Inventories	$135,827	$132,195

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant & equipment consist of the following:

	May 31,	February 29,
(In thousands)	2012	2012

Limestone and sand acreage	$139,767	$142,034
Land, buildings and building improvements	99,831	96,504
Crushing, prestressing and manufacturing plants	314,980	310,130
Contracting equipment, vehicles and other	287,794	281,543
Construction in progress	9,421	8,829
Property, plant and equipment	851,793	839,040
Less: Accumulated depreciation and depletion	(475,644)	(467,466)
Property, plant and equipment, net	$376,149	$371,574

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $10.8 million and $10.9 million for three months ended May 31, 2012 and 2011, respectively.   Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $26.9 million and $25.8 million as of May 31, 2012 and February 29, 2012, respectively.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the three months ended May 31, 2012.  While the Company has not identified any circumstances or changes with the Company’s operations that would indicate that the fair value of any of its reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of its reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units could result in the recognition of goodwill impairment.

The Company had the following intangible assets:

	Other intangible assets
(In thousands)	Cost	Accumulated amortization	February 29, 2012	Current amortization	May 31, 2012

Amortizable intangible assets
Customer relationships	$12,000	$(2,400)	$9,600	$(150)	$9,450
Technology	600	(160)	440	(10)	430
	12,600	(2,560)	10,040	(160)	9,880
Nonamortizable intangible assets
Trademarks	16,304	—	16,304	—	16,304
Total other intangible assets	$28,904	$(2,560)	$26,344	$(160)	$26,184

Amortization of intangible assets for each of the three months ended May 31, 2012 and May 31, 2011 was $0.2 million. The Company recorded $1.1 million intangible asset impairment on its trademarks during the year ended February 29, 2012. While there were no further circumstances or changes with the Company’s operations that would indicate a further impairment of its trademarks was necessary, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of its trademarks.  A decrease in the estimated fair value of the trademarks could result in the recognition of a further impairment.

Other Assets

The Company’s long-term other assets consist of the following:

	May 31,	February 29,
(In thousands)	2012	2012

Deferred financing fees (net of current portion of $3,656 at May 31, 2012 and $4,882 at February 29, 2012)	$17,272	$10,409
Cash value of life insurance (net of loans of $0 at May 31, 2012 and $3,000 at February 29, 2012)	3,579	1,006
Capitalized software (net of amortization of $277 at May 31, 2012 and $160 at February 29, 2012)	11,835	11,719
Deferred stripping costs	3,072	2,994
Other	509	697
Other assets	$36,267	$26,825

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of our debt refinancing transactions on March 15, 2012, we incurred and capitalized $15.1 million of deferred financing fees.  The Company recognized a loss on debt retirement of approximately $6.4 million related to the write-off of unamortized debt issuance costs.  The write-off of the debt issuance costs were recorded as a component of net interest expense.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables; inventories and goodwill; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves.  Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with the three months ending May 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU will be effective March 1, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”) and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in ASC 350-20, “Goodwill.” Under the amended standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

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

On March 15, 2012, the Company sold $265.0 million aggregate principal amount of its 13.0% senior secured notes due 2018 (the “Secured Notes”) at par and entered into a new $170.0 million asset-based secured revolving credit facility (the “ABL Facility”) with Manufacturers and Traders Trust Company (“M&T”).  The Company used the net proceeds of this issuance of Secured Notes and borrowings under the ABL Facility to repay and terminate all of its outstanding indebtedness under its second amended and restated credit agreement dated January 11, 2008 (the “Credit Agreement”) and certain other debt.  See further discussion of the ABL Facility in Note 4, “Long-Term Debt -Asset-Based Loan Facility”.

The Company was unable to file its Form 10-K on its due date of May 29, 2012, its first quarter Form 10-Q on its due date of July 16, 2012, and its second quarter Form 10-Q on its due date of October 15, 2012 as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal control over financial reporting previously reported in the Company’s filings with the Securities and Exchange Commission.  The ABL Facility required the Company’s audited financial statements to be issued on May 29, 2012 and the Company’s first quarter Form 10-Q to be issued on July 16, 2012, and the Company’s second quarter Form 10-Q to be issued on October 15, 2012.  The indenture for the Secured Notes and the indenture for the Company’s $250.0 million 11% senior notes due 2018 (the “Notes”) required financial statements to be issued within 15 days of these aforementioned dates.  As a result, the Company obtained an amendment of the ABL Facility on September 7, 2012 and extensions to file its Form 10-K and first and second quarter Form 10-Q on September 28, 2012, November 9, 2012 and December 7, 2012. In accordance with the extension letter dated December 7, 2012, the Company has until December 15, 2012, January 1, 2013 and February 15, 2013 to file its Form 10-K, Form 10-Q for the first quarter of the 2013 fiscal year and Form 10-Q for the second quarter of the 2013 fiscal year, respectively.  Also, the first amendment to the ABL Facility required the Company to develop a Profit and Liquidity Enhancement Plan and a Reporting Enhancement Plan (together, the “Plans”) as defined in the amendment, by October 1, 2012 and October 15, 2012, respectively. The Company submitted the Plans to the bank in accordance with the first amendment. The first amendment also allows M&T, in the event they cannot syndicate the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility. However, there have been no further modifications to the terms of the ABL Facility.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

On December 7, 2012, the Company entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to March 15, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Secured Notes.

On September 5 and 6, 2012 the Company received notices of default from the trustee under the Secured Notes and the Notes, respectively. The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s Annual report on Form 10-K for the year ended February 29, 2012 and Quarterly report on Form10-Q for the period ended May 31, 2012 in a timely manner as required by the underlying indentures. In accordance with the terms and conditions of the underlying indentures, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

29, 2012 and its Quarterly report on Form 10-Q for the period ended May 31, 2012 and therefore has cured the defaults under the indentures. The Company has not received a notice of default related to the Secured Notes or Notes for the delay in filing its Quarterly Report on Form 10-Q for the second quarter ended August 31, 2012.

3.        Accrued Liabilities

Accrued liabilities consisted of the following:

	May 31,	February 29,
(In thousands)	2012	2012

Payroll and vacation	$11,511	$8,496
Contract expenses	973	518
Withholding taxes	3,347	2,862
Interest	9,384	14,055
Insurance	16,325	18,153
Deferred acquisition liability	3,522	3,610
Billings in excess of costs and estimated earnings on uncompleted contracts	1,666	255
Other	1,881	3,004
Accrued liabilities	$48,609	$50,953

4.        Long-Term Debt

	May 31,	February 29,
(In thousands)	2012	2012

Land, equipment and other obligations	$23,640	$23,016
First lien term loan A & B	—	145,383
First lien revolving credit facility	—	100,113
ABL Facility	44,117	—
Senior notes due 2018	250,000	250,000
Secured notes due 2018	265,000	—
Obligations under capital leases	10,298	10,501
Debt	593,055	529,013
Less: Current portion	(15,379)	(7,538)
Long-term debt	$577,676	$521,475

Refinancing

On March 15, 2012, the Company completed the sale of $265.0 million of its 13.0% Secured Notes due 2018 at par.  In connection with the sale of the Secured Notes, the Company also entered into a new $170.0 million ABL Facility.  The Company utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminate the Credit Agreement and certain other debt.  See Note 2, “Risks and Uncertainties” and Note 10, “Subsequent Events” for additional discussion of the Secured Notes, the ABL Facility and the debt refinanced, as well as details on amendments received and notices of default received from the trustee. The Company classified the components of the debt refinanced on March 15, 2012 as long-term in the condensed consolidated balance sheet as of February 29, 2012.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Obligations include three revenue bonds, as of May 31, 2012 to different industrial development authorities with counties in Pennsylvania with a total outstanding of $6.2 million and four revenue bonds with outstanding of $10.6 million as of February 29, 2012. The effective interest rate on the industrial development bonds ranged from 0.23% to 0.46% as of May 31, 2012 and from 0.28% to 0.46% as of February 29, 2012.  The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Cash overdrafts liability of $4.5 million, as disclosed in Note 1, “Significant Accounting Policies, Cash and Cash Equivalents and Restricted Cash”, is included within the current portion of long-term debt as of May 31, 2012.

The Company repaid all borrowings under the term loan agreement with Citizens Bank and terminated the related credit agreement on March 15, 2012.

First lien term loan A & B

The Company repaid all borrowings under the first lien term loan A & B and terminated the associated Credit Agreement on March 15, 2012.

First lien revolving credit facility

The Company repaid all borrowings under the first lien revolving credit facility and terminated the associated Credit Agreement on March 15, 2012.

Asset-Based Loan Facility

On March 15, 2012, the Company entered into a credit agreement for the ABL Facility (the “ABL Facility Agreement”) with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility provides for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  At May 31, 2012, the Company classified borrowings under the ABL Facility as long-term due to its ability to maintain such borrowings on a long term basis.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of the ABL Facility Agreement until August 31, 2012, the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed by all of the Company’s subsidiaries that guarantee the Secured Notes and the Notes and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Covenants

The ABL Facility provides that if excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable. In addition, the ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment of ABL Facility

The ABL Facility contained a covenant that required the Company to deliver its fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012 the Company entered into the first amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012, and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of its first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively.

Availability under the ABL Facility is restricted to a borrowing base formula. As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable.  M&T has not syndicated the ABL Facility. However, there have been no further modifications of the terms of the ABL Facility.

On December 7, 2012, the Company entered into the second amendment of the ABL Facility to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to March 15, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes.

Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of 11.0% Notes due in 2018 at par value.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.  From the proceeds of the issuance of Notes, the Company prepaid its second lien loan which had a principal balance outstanding of $85.0 million and paid down a portion of its term loan A, term loan B and the revolving credit facility in the amounts of $64.9 million, $50.1 million and $43.5 million, respectively.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At May 31, 2012, $5.0 million of accrued PIK interest was recorded as a long-term obligation in Other liabilities.

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of and with respect to each 12-month period that begins on March 15, 2013, March 15, 2014 and March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an ‘‘Interest Rate Increase’’) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a ‘‘12-Month Cash Election’’). In the event of a 12-Month Cash

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be affected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the three consecutive annual periods beginning March 15, 2013.

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

The Secured Notes are guaranteed on a joint and several basis by the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 9,” Condensed Issuer, Guarantor and Non Guarantor Financial Information”) that currently guarantee the Company’s Notes and the ABL Facility. The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”).

The indenture for the Secured Notes contains restrictive covenants that limit the Company’s ability and the ability of its subsidiaries that are restricted under the indenture to, among other things, incur additional debt, pay dividends or make distributions, repurchase capital stock or make other restricted payments, make certain investments, incur liens, merge, amalgamate or consolidate, sell, transfer, lease or otherwise dispose of all or substantially all assets and enter into transactions with affiliates.

In accordance with the indenture for the Secured Notes, the Company must file a registration statement with the Securities and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 11, 2013.  If the Company fails to consummate the exchange offer within such time period, the interest rate on the Secured Notes will increase by up to an additional 1.0% per annum until such exchange offer is completed or the Secured Notes are redeemed.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

5.                          Income Taxes

The Company’s tax provision and the corresponding effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and in evaluating its tax positions.

The Company’s effective income tax rate was 38.8% and 64.4% for the three months ended May 31, 2012 and May 31, 2011, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective periods is the result of a larger projected pre-tax book loss for fiscal year ending February 28, 2013 when compared to fiscal year ended February 29, 2012.  A larger pre-tax book loss dilutes the impact of the permanent items, which remain relatively consistent year over year, causing a reduction in the applicable annual tax rate when compared to the prior year.  Our estimated annual tax rate anticipates a pre-tax book loss combined with substantial permanent percentage depletion benefits as well as changes in valuation allowance applied against certain of our deferred tax assets such that our estimated annual effective tax rate is in excess of the statutory federal rate of 35%.  Our benefit from income taxes for the three months ended May 31, 2012 is based on an estimated annual effective tax rate for fiscal year 2013 of 38.8%.

The cash taxes paid were not material for the three months ended May 31, 2012 and May 31, 2011, respectively, primarily as a result of a net operating loss.

6.                          Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $1.7 million for the three months ended May 31, 2012 and 2011, respectively.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three month periods ended May 31, 2012 and 2011, was as follows:

	Three Months Ended
	May 31,
(in thousands)	2012	2011

Components of net periodic benefit cost
Service cost	$68	$54
Interest cost	99	110
Expected return on plan assets	(146)	(154)
Amortization of prior service cost	15	15
Recognized net actuarial loss	62	29
Total pension expense	$98	$54

7.                                      Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive loss or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (Rock Solid), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of May 31, 2012 on the Company’s condensed consolidated balance sheet.  Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying condensed consolidated balance sheet, were approximately $8.2 million and $9.7 million as of May 31, 2012 and February 29, 2012, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

policies. Other accrued amounts included as insurance, which mostly relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $8.1 million and $8.5 million as of May 31, 2012 and February 29, 2012, respectively.

8.                                      Segment Reporting

The Company reports information about its operating segments using the “management approach,” which is based on the way management organizes and reports the segments within the organization for making operating decisions and assessing performance to the chief operating decision maker. The Company’s three reportable segments are: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment.  Almost all activity of the Company is domestic.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended May 31,
(in thousands)	2012	2011

Revenue
Construction materials	$122,282	$104,487
Heavy/highway construction	53,983	51,411
Traffic safety services and equipment	24,399	21,961
Other revenues	3,722	2,833
Segment totals	204,386	180,692
Inter-segment eliminations	(46,405)	(33,921)
Total net sales and other revenues	$157,981	$146,771

Operating profit
Construction materials	$3,982	$2,129
Heavy/highway construction	(1,636)	(2,148)
Traffic safety services and equipment	(463)	227
Corporate and unallocated	(8,554)	(1,409)
Total operating loss	$(6,671)	$(1,201)

Product and services revenue
Construction materials
Aggregates	$53,477	$46,387
Hot mix asphalt	37,284	30,935
Ready mixed concrete	17,091	12,966
Precast/prestressed structural concrete	6,251	5,879
Masonry products	4,245	4,507
Construction supply centers	3,934	3,813
Heavy/highway construction	53,983	51,411
Traffic safety services and equipment	24,399	21,961
Other revenues	3,722	2,833
Inter-product sales eliminations	(46,405)	(33,921)
Total net sales and other revenues	$157,981	$146,771

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31,
(in thousands)	2012	2011

Product and services operating profit
Construction materials
Aggregates	$2,932	$3,034
Hot mix asphalt	613	(528)
Ready mixed concrete	1,210	(41)
Precast/prestressed structural concrete	(631)	(439)
Masonry products	(316)	(119)
Construction supply centers	174	222
Heavy/highway construction	(1,636)	(2,148)
Traffic safety services and equipment	(463)	227
Corporate and unallocated	(8,554)	(1,409)
Total operating loss	$(6,671)	$(1,201)
Depreciation, Depletion and Amortization
Construction materials	$7,716	$7,223
Heavy/highway construction	1,897	2,018
Traffic safety services and equipment	1,692	1,714
Corporate and unallocated	538	390
Total depreciation, depletion and amortization	$11,843	$11,345
Capital Expenditures
Construction materials	$11,655	$9,144
Heavy/highway construction	1,186	2,449
Traffic safety services and equipment	383	1,177
Corporate and unallocated	1,949	259
Total capital expenditures	$15,173	$13,029

9.                                      Condensed Issuer, Guarantor and Non Guarantor Financial Information

The Company has $265.0 million in Secured Notes and $250.0 million in Notes for which certain subsidiaries are guarantors. Except for Rock Solid Insurance Company, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Secured Notes or the Notes.  These entities include Rock Solid Insurance Company, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”).

The following condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

The Company revised its condensed consolidating statements of operations for the three months ended May 31, 2011, to correct certain errors in noncontrolling interest and certain other eliminating adjustments.  The revision was made to appropriately present parent company and eliminating activity in the appropriate column of the consolidating schedule. For the three months ended May 31, 2011, the revision resulted in a net decrease of $0.3 million to the “(Loss) income before income taxes” in the Eliminations column and an offsetting increase in the New Enterprise Stone & Lime Co., Inc. column and a $0.3 million increase to the “Income attributable to noncontrolling interest” in the Eliminations column with an offsetting decrease to the Non Guarantors column.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at May 31, 2012  (unaudited)

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$39	$2	$4,491	$—	$4,532
Restricted cash	1,253	102	8,842	—	10,197
Accounts receivable (less allowance for doubtful accounts)	97,892	19,464	2,136	—	119,492
Inventories	117,228	18,599	—	—	135,827
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,302	1,010	—	—	15,312
Other current assets	6,183	957	80	—	7,220
Total current assets	236,897	40,134	16,159	(610)	292,580
Other assets
Property, plant and equipment, net	351,376	24,633	7,307	(7,167)	376,149
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	10,797	15,387	—	—	26,184
Investment in subsidiaries	83,877	—	—	(83,877)	—
Intercompany receivables	—	11,628	—	(11,628)	—
Other assets	34,797	1,470	—	—	36,267
Total assets	$802,746	$99,097	$23,466	$(103,282)	$822,027
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$15,512	$—	$477	$(610)	$15,379
Accounts payable - trade	38,612	3,223	460	—	42,295
Accrued liabilities	35,972	4,428	8,209	—	48,609
Total current liabilities	90,096	7,651	9,146	(610)	106,283
Long-term debt and other liabilities
Intercompany payables	11,628	—	—	(11,628)	—
Long-term debt, less current maturities	570,509	—	7,167	—	577,676
Obligations under capital leases, less current installments	7,167	—	—	(7,167)	—
Deferred income taxes	71,681	12,777	—	—	84,458
Other liabilities	21,731	486	—	—	22,217
Total liabilities	772,812	20,914	16,313	(19,405)	790,634
Equity
New Enterprise Stone & Lime Co., Inc. stockholders’ equity	29,934	78,183	5,694	(83,877)	29,934
Noncontrolling interest	—	—	1,459	—	1,459
Total equity	29,934	78,183	7,153	(83,877)	31,393
Total liabilities and equity	$802,746	$99,097	$23,466	$(103,282)	$822,027

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at February 29, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$7,106	$476	$7,450	$—	$15,032
Restricted cash	1,379	102	8,841	—	10,322
Accounts receivable (less allowance for doubtful accounts)	61,891	14,933	17	—	76,841
Inventories	114,888	17,307	—	—	132,195
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,912	1,107	—	—	16,019
Other current assets	7,036	326	28	—	7,390
Total current assets	207,212	34,251	16,946	(610)	257,799
Other assets
Property, plant and equipment, net	345,461	25,947	7,451	(7,285)	371,574
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets, net of amortization	10,904	15,440	—	—	26,344
Investment in subsidiaries	82,166	—	—	(82,166)	—
Intercompany receivables	—	16,310	—	(16,310)	—
Other assets	26,825	—	—	—	26,825
Total assets	$757,570	$97,793	$24,397	$(106,371)	$773,389
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$7,671	$—	$477	$(610)	$7,538
Accounts payable - trade	24,239	3,166	433	—	27,838
Accrued liabilities	37,916	3,309	9,728	—	50,953
Total current liabilities	69,826	6,475	10,638	(610)	86,329
Long-term debt and other liabilities
Intercompany payables	16,310	—	—	(16,310)	—
Long-term debt, less current maturities	514,191	—	7,284	—	521,475
Obligations under capital leases, less current installments	7,285	—	—	(7,285)	—
Deferred income taxes	82,772	13,902	—	—	96,674
Other liabilities	18,910	133	—	—	19,043
Total liabilities	709,294	20,510	17,922	(24,205)	723,521
Equity
New Enterprise Stone & Lime Co., Inc. stockholders’ equity (deficit)	48,276	77,283	4,883	(82,166)	48,276
Noncontrolling interest	—	—	1,592	—	1,592
Total equity	48,276	77,283	6,475	(82,166)	49,868
Total liabilities and equity	$757,570	$97,793	$24,397	$(106,371)	$773,389

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Comprehensive Loss for the three months ended May 31, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$148,256	$21,620	$1,978	$(13,873)	$157,981
Cost of revenue (exclusive of items shown separately below)	129,123	17,113	—	(13,873)	132,363
Depreciation, depletion and amortization	9,961	1,882	—	—	11,843
Pension and profit sharing	1,762	79	—	—	1,841
Selling, administrative and general expenses	15,677	2,249	714	—	18,640
Gain on sales of property and equipment	(35)	—	—	—	(35)
Operating (loss) profit	(8,232)	297	1,264	—	(6,671)
Interest expense, net	(22,710)	(72)	(148)	—	(22,930)
(Loss) income before income taxes	(30,942)	225	1,116	—	(29,601)
Income tax benefit	(10,812)	(675)	—	—	(11,487)
Equity in earnings of subsidiaries	1,711	—	—	(1,711)	—
Net (loss) income	(18,419)	900	1,116	(1,711)	(18,114)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	77	—	—	—	77
Comprehensive loss	(18,342)	900	1,116	(1,711)	(18,037)
Less: Income attributable to noncontrolling interest	—	—	(305)	—	(305)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(18,342)	$900	$811	$(1,711)	$(18,342)

Condensed Consolidating Statements of Comprehensive Loss for the three months ended May 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$129,570	$20,274	$1,875	$(4,948)	$146,771
Cost of revenue (exclusive of items shown separately below)	111,988	15,921	303	(5,093)	123,119
Depreciation, depletion and amortization	9,443	1,902	—	—	11,345
Pension and profit sharing	1,670	45	—	—	1,715
Selling, administrative and general expenses	10,646	2,272	71	—	12,989
Gain on sales of property and equipment	(1,196)	—	—	—	(1,196)
Operating (loss) profit	(2,981)	134	1,501	145	(1,201)
Interest expense, net	(11,542)	(66)	12	—	(11,596)
(Loss) income before income taxes	(14,523)	68	1,513	145	(12,797)
Income tax benefit	(7,547)	(688)	—	—	(8,235)
Equity in earnings of subsidiaries	1,970	—	—	(1,970)	—
Net (loss) income	(5,006)	756	1,513	(1,825)	(4,562)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	32	—	—	—	32
Comprehensive loss	(4,974)	756	1,513	(1,825)	(4,530)
Less: Income attributable to noncontrolling interest	—	—	(299)	—	(299)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(4,974)	$756	$1,214	$(1,825)	$(4,829)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows for the three months ended May 31, 2012

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(39,008)	$(543)	$(2,404)	$—	$(41,955)
Cash flows from investing activities
Capital expenditures	(13,965)	(417)	—	—	(14,382)
Capitalized software	(393)	—	—	—	(393)
Proceeds from sale of property, plant and equipment	221	—	—	—	221
Change in cash value of life insurance	(2,573)	—	—	—	(2,573)
Change in restricted cash	126	—	(1)	—	125
Net cash used in investing activities	(16,584)	(417)	(1)	—	(17,002)
Cash flows from financing activities
Proceeds from revolving credit	118,377	486	—	—	118,863
Repayment of revolving credit	(170,383)	—	—	—	(170,383)
Repayment of long-term debt	(152,652)	—	(116)	—	(152,768)
Payments on capital leases	(1,290)	—	—	—	(1,290)
Proceeds from issuance of long-term debt	268,535	—	—	—	268,535
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(438)	—	(438)
Net cash provided by (used in) financing activities	48,525	486	(554)	—	48,457
Net decrease in cash and cash equivalents	(7,067)	(474)	(2,959)	—	(10,500)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$39	$2	$4,491	$—	$4,532

Condensed Consolidating Statements of Cash Flows for the three months ended May 31, 2011

(in thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(40,756)	$1,191	$868	$—	$(38,697)
Cash flows from investing activities
Capital expenditures	(10,788)	(1,210)	—	—	(11,998)
Capitalized software	(832)	—	—	—	(832)
Proceeds from sale of property, plant and equipment	1,462	—	—	—	1,462
Change in cash value of life insurance	(198)	—	—	—	(198)
Change in restricted cash	390	—	(8,750)	—	(8,360)
Net cash used in investing activities	(9,966)	(1,210)	(8,750)	—	(19,926)
Cash flows from financing activities
Proceeds from revolving credit	57,377	—	—	—	57,377
Repayment of revolving credit	(1,000)	—	—	—	(1,000)
Repayment of long-term debt	(7,410)	—	(146)	—	(7,556)
Payments on capital leases	(1,441)	—	—	—	(1,441)
Proceeds from issuance of long-term debt	4,000	—	—	—	4,000
Debt issuance costs	(684)	—	—	—	(684)
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	50,842	—	(597)	—	50,245
Net increase (decrease) in cash and cash equivalents	120	(19)	(8,479)	—	(8,378)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$5,178	$1,453	$5,020	$—	$11,651

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10        Subsequent Events

Amendment of ABL Facility

The ABL Facility required the Company’s fiscal year 2012 audited annual financial statements to be filed on May 29, 2012 and the Company’s first quarter and second quarter financial statement to be filed on July 16, 2012 and on October 15, 2012, respectively.  The Company was unable to file the reports by the due dates as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal controls over financial reporting previously reported in the Company’s filings with the Securities and Exchange Commission.

On December 7, 2012, the Company entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to March 15, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Secured Notes.

On September 7, 2012 the Company entered into the first amendment of the ABL Facility to change the required delivery date of the fiscal year 2012 audited annual financial statements and the required delivery date of its first and second quarter results and subsequently received extensions of those dates on September 28, 2012, November 9, 2012 and December 7, 2012 to extend the delivery date of its Annual Report on Form 10-K to December 15, 2012, its Quarterly report on Form 10-Q for the first quarter of the fiscal year 2013 to January 1, 2013 and its Quarterly report on Form 10-Q for the second quarter of the 2013 fiscal year to February 15, 2013.

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

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable.  M&T has not syndicated the ABL Facility.  However, there have been no further modifications to the terms of the ABL Facility.

Notices of Default

On September 5, 2012, the Company received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, the Company received a notice of default from the trustee under the indenture for the Notes, each to the effect that the Company has failed to provide to the trustees its Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012 in compliance with the indentures.  In accordance with the terms and conditions of indentures for the Secured Notes and Notes, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February 29, 2012 and its Quarterly report on Form 10-Q for the period ended May 31, 2012 and therefore has cured the defaults under the indentures. The Company has not received a notice of default related to the Secured Notes or Notes for the delay in filing its Quarterly report on Form 10-Q for the second quarter ended August 31, 2012.  If the Company fails to comply with its filing requirements, an event of default under the indentures will occur and the trustees may exercise all rights and remedies available including accelerating the indebtedness under the indentures as referenced in Note 2, “Risks and Uncertainties”.

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

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production, and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. Another segment of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing, and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Market conditions remained challenging through the first quarter of fiscal year 2013.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2013, which will continue to affect for some time our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2013.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

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

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and concrete products including precast/prestressed structural concrete components and masonry blocks. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business consists primarily of sales, leasing, and servicing of general and specialty traffic control and work zone equipment and devices, including traffic cones, flashing lights, barricades, plastic drums, arrow boards, construction signs and crash attenuators.

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

The range of depreciable lives by fixed asset category is as follows:

Land improvements	20 years
Buildings, improvements, and capitalized software	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

Depletable limestone deposits are reduced by cost depletion estimated on the basis of recoverable quantities of each quarry. Amortization expense is the periodic expense related to our other intangible assets, which were primarily acquired as part of the Stabler acquisition and the amortization of software cost related to our ERP system

•                  Pension and profit sharing. We participate in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts. These amounts were determined by the union contracts and we do not administer or control the funds. We also maintain, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings, matched by an employer contribution of up to 6.0%. We may make special voluntary contributions to all employees eligible to participate in the investment plan, regardless of whether they contributed during the year. Additionally, we have two defined benefit pension plans covering certain union employees of one of our divisions located in Buffalo, New York.

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

RESULTS OF OPERATIONS

The following table summarizes the operating results on a consolidated basis:

	Three Months Ended May 31,
(in thousands)	2012	2011

Revenue	$157,981	$146,771
Cost of revenue (exclusive of items shown separately below)	132,363	123,119
Depreciation, depletion and amortization	11,843	11,345
Pension and profit sharing	1,841	1,715
Selling, administrative and general expenses	18,640	12,989
Gain on sales of property and equipment	(35)	(1,196)
Operating loss	(6,671)	(1,201)
Interest expense, net	(22,930)	(11,596)
Loss before income taxes	(29,601)	(12,797)
Income tax benefit	(11,487)	(8,235)
Net Loss	$(18,114)	$(4,562)

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

	Three Months Ended May 31,
(in thousands)	2012	2011

Revenue:
Construction materials	$122,282	$104,487
Heavy/highway construction	53,983	51,411
Traffic safety services and equipment	24,399	21,961
Other revenues	3,722	2,833
Segment totals	204,386	180,692
Inter-segment eliminations	(46,405)	(33,921)
Total net revenue	$157,981	$146,771

The following tables summarize the percentage of revenue and the operating profit by our primary lines of business:

	Three Months Ended May 31,
	2012	2011

Revenue:
Construction materials	59.8%	57.8%
Heavy/highway construction	26.4%	28.5%
Traffic safety services and equipment	11.9%	12.2%
Other revenues	1.9%	1.5%
Gross sales and other revenues	100.0%	100.0%

	Three Months Ended May 31,
(in thousands)	2012	2011

Operating profit (loss)
Construction materials	$3,982	$2,129
Heavy/highway construction	(1,636)	(2,148)
Traffic safety services and equipment	(463)	227
Other non-core business operations	(828)	(201)
Segment totals	1,056	7
Corporate and unallocated	(7,726)	(1,208)
Total operating loss	$(6,671)	$(1,201)

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

Revenue

Revenue for our construction materials business increased $17.8 million, or 17.0%, to $122.3 million for the three months ended May 31, 2012 compared to $104.5 million for the three months ended May 31, 2011. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates, hot mix asphalt and ready mixed concrete in the amount of $7.1 million, $6.4 million and $4.1 million, respectively. Sales volumes of aggregates increased 8.7% to 4.5 million tons shipped and consumed and the average price per ton shipped and consumed increased 6.0% to $11.99 for the period. Sales volumes of ready mixed concrete increased 21.8% to 139 thousand cubic yards shipped and consumed and the average price per cubic yard shipped and consumed increased 8.2% to $122.92 for the three months ended May 31, 2012.  Sales volumes of hot mix asphalt increased 17.9% to 0.7 million tons shipped and consumed while the average price per ton shipped and consumed increased 2.2% to $54.17 for the period.  The price and demand for our materials is largely based upon local markets and varies across the Company.  The overall increase in sales volume of materials was attributable to a warmer spring compared to prior year as well as increased heavy/highway sales.

Revenue for our heavy/highway construction business increased $2.6 million, or 5.1%, to $54.0 million for the three months ended May 31, 2012 compared to $51.4 million for the three months ended May 31, 2011. The increase was attributable to favorable weather conditions which allowed for projects to begin earlier than in the prior year.

Revenue for our traffic safety services and equipment businesses increased $2.4 million, or 10.9%, to $24.4 million for the three months ended May 31, 2012 compared to $22.0 million for the three months ended May 31, 2011.  The increase was the result of an increase in highway safety equipment sales, which was offset by a decrease in rental service activity.  The increase in equipment sales for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 can be attributed primarily to the continued benefits associated with the enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  Overall rental service activity decreased for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 primarily as the result of the decrease in equipment rentals to third parties associated with Marcellus Shale natural gas extraction activities.

Cost of Revenue

Cost of revenue increased $9.3 million, or 7.6%, to $132.4 million for the three months ended May 31, 2012 compared to $123.1 million for the three months ended May 31, 2011.  Cost of revenue as a percentage of revenue for the three months ended May 31, 2012 was 83.8% compared to 83.9% in the three months ended May 31, 2011. The overall increase in cost of revenue was due to increased sales.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.5 million, or 4.4%, to $11.8 million for the three months ended May 31, 2012 compared to $11.3 million for the three months ended May 31, 2011. Annual depreciation percentage rates vary from approximately 3% to 33% for the three months ended May 31, 2012 and May 31, 2011, respectively. The increase in depreciation, depletion and amortization expense is primarily related to new assets placed in service. Amortization of Other intangible assets and Capitalized software for the three months ended May 31, 2012 was $0.4 million compared to $0.2 million for the three months ended May 31, 2011.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $5.6 million, or 43.1%, to $18.6 million for the three months ended May 31, 2012 compared to $13.0 million for the three months ended May 31, 2011.  The increase in selling, administrative and general expenses when compared to the three months ended May 31, 2011 is attributable primarily to $3.1 million of costs associated with the efforts to correct issues associated with our ERP. The remaining increase was attributable to increased costs associated with a warm spring, compliance and reporting.

Operating Profit or Loss

Operating profit for our construction materials business increased $1.9 million, or 90.5%, to $4.0 million for the three months ended May 31, 2012, compared to $2.1 million for the three months ended May 31, 2011. Operating profit as a percentage of construction materials revenue for the three months ended May 31, 2012 was 3.3% compared to 2.0% for the three months ended May 31, 2011. Profit related to the sale of aggregates decreased $0.1 million, or 3.3%, to $2.9 million for the three months ended May 31, 2012 compared to $3.0 million for the three months ended May 31, 2011. Profit related to the sale of hot mix asphalt increased $1.1 million to $0.6 million for the three months ended May 31, 2012, compared to a loss of $0.5 million for the three months ended May 31, 2011.  Profit related to the sale of ready mixed concrete increased $1.2 million for the three months ended May 31, 2012 from break even in the prior year quarter. The price and demand for our materials is largely based upon local markets and varies across the Company. The increase in profit for construction materials was primarily attributable to increased volumes as a result of the warm spring.

Operating loss for our heavy/highway construction business decreased $0.5 million, or 23.8%, to $1.6 million for the three months ended May 31, 2012 compared to a loss of $2.1 million for the three months ended May 31, 2011.  Operating loss as a percentage of heavy/highway construction revenue for the three months ended May 31, 2012 was 3.0% compared to 4.2% for the three months ended May 31, 2011. The decrease in operating loss for the first quarter is primarily attributable to the increased amount of work completed during the first quarter due to the warm spring.

Operating results for our traffic safety services and equipment businesses decreased $0.7 million to a loss of $0.5 million for the three months ended May 31, 2012 compared to a profit of $0.2 million for three months ended May 31, 2011.  Operating results as a percentage of traffic safety services and equipment revenue for the three months ended May 31, 2012 was a loss of 1.9% compared to a profit of 1.0% for the three months ended May 31, 2011.  The decrease in operating profit for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 is attributable to a decrease in rental service activity.  The decrease in rental service activity was due to a decrease in equipment rentals to third parties involved in Marcellus Shale natural gas extraction activities.

Interest Expense, net

Net interest expense was $22.9 million for the three months ended May 31, 2012 compared to $11.6 million for the three months ended May 31, 2011. For the three months ended May 31, 2012, we recognized a $6.4 million loss on extinguishment of debt associated with the write-off of unamortized deferred financing fees. The remaining increase in interest expense for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 was attributable to higher interest rates associated with the $265.0 million of Secured Notes issued on March 15, 2012.

Income Tax Benefit

Income tax benefit increased $3.3 million to $11.5 million for the three months ended May 31, 2012 compared to $8.2 million for the three months ended May 31, 2011. The increase in tax benefit is the result of a decline in the annual projected pre-tax book earnings for the Company for the current fiscal year, when compared to projected annual pre-tax book earnings for the Company in May 2011, the impact of permanent differences, primarily percentage depletion, resulting in an increase to the Company’s expected effective tax benefit for the year, as well as the impact of a valuation allowance being recorded against certain state net operating losses and federal deferred tax assets. The impact on the Company’s permanent differences can be significant when the Company’s operating results are declining. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available, such as year-to-date financial results.  This continuous estimation process may result in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective interim tax rate.  There may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of May 31, 2012, we had $4.5 million in cash and cash equivalents and working capital of $186.3 million as compared to $15.0 million in cash and cash equivalents and working capital of $171.5 million as of February 29, 2012.  During the three months ended May 31, 2012, we began managing our cash and cash equivalents through a cash pooling arrangement with a single financial institution, which has resulted in lower overall cash and cash equivalents balances as excess cash is applied daily to our ABL Facility.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $10.2 million and $10.3 million as of May 31, 2012 and February 29, 2012, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

Operating losses incurred during our most recent fiscal year as well as reductions in our cash flow generated by operations have resulted in an increase in interest expense due to higher debt levels along with an increase in overall interest rates, which is attributable primarily to the issuance of our Secured Notes on March 15, 2012 and the existing Notes.

On March 15, 2012, the Company completed the sale of its Secured Notes at par.  In connection with the sale of the Secured Notes, the Company also entered into a new ABL Facility. The Company utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminate the Credit Agreement and certain other debt.

As of May 31, 2012, the total borrowings under the ABL Facility were approximately $44.1 million with a borrowing base of $163.0 million. On September 7, 2012, we entered into the first amendment to the ABL Facility. Among certain other things, the amendment changed the reserve percentages used for calculating the borrowing base.  If the September 7, 2012 amendment were in place as of May 31, 2012, the borrowing base would have been $132.9 million.

We believe that we have sufficient financial resources, including cash and cash equivalents, cash from operations and available borrowings under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities, which resulted in the need to obtain several amendments and we cannot guarantee that we will be able to comply with our covenants in the future. Any default under our ABL Facility, the indenture for our Notes, or the indenture for our Secured Notes would result in a cross-default and acceleration of indebtedness under the other.

On September 5, 2012, we received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, we received a notice of default from the trustee under the indenture for the Notes, each to the effect that we had failed to provide to the trustee our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for our fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, we had 120 days from the date of those notices to cure such default by providing the required filings. We filed our Annual Report on Form 10-K for the year ended February 29, 2012 and our Quarterly Report on Form 10-Q for the period ended May 31, 2012 and therefore have cured the defaults under the indentures. We have not received a notice of default related to the Secured Notes or Notes for the delay in filing our Quarterly Report on Form 10-Q for the second quarter ended August 31, 2012.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for the three months ended May 31, 2012 and May 31, 2011.

	Three Months Ended May 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(41,955)	$(38,697)
Investing activities	(17,002)	(19,926)
Financing activities	48,457	50,245
Cash paid for capital expenditures	(14,775)	(12,830)

Operating Activities

Net cash used in operating activities was $ 42.0 million for the three months ended May 31, 2012 compared to net cash used in operating activities of $38.7 million for the three months ended May 31, 2011, resulting in an increase of $3.3 million of cash used in operating cash flows.  The cash used in operating activities increased primarily as the result of less cash generated from operations and was partially offset by working capital items, as compared to the three months ended May 31, 2011.

Investing Activities

Net cash used in our investing activities decreased $2.9 million to $ 17.0 million in the three months ended May 31, 2012 compared to $19.9 million in the three months ended May 31, 2011.  Net cash used in investing activities for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 decreased due to the fiscal year 2012 commitment of $8.8 million of cash collateral related to our captive insurance arrangement.

Financing Activities

Net cash provided by financing activities decreased $1.7 million to $ 48.5 million in the three months ended May 31, 2012 compared to $50.2 million in the three months ended May 31, 2011.  Net cash provided by our financing activities in the three months ended May 31, 2012 were primarily driven by the March 15, 2012 refinancing, which included a new ABL Facility and $265.0 million in Secured Notes which was offset by the repayment of our previous first lien term loan A & B, first lien revolving credit facility and other long-term debt.  Financing activity during the three months ended May 31, 2011 was primarily driven by a net $56.4 million of borrowings on our former line of credit.

Capital Expenditures

Cash capital expenditures increased $2.0 million to $ 14.8 million for the three months ended May 31, 2012 compared to $12.8 million in the three months ended May 31, 2011. Cash and noncash capital expenditures were $15.2 million and $13.0 million as of May 31, 2012 and 2011, respectively. Cash and noncash capital expenditures increased approximately $2.2 million primarily as the result of increased spending on existing manufacturing and other plant related equipment as well as increased purchases of other equipment.

Our Indebtedness

Refinancing Transactions

On March 15, 2012, we completed the sale of our Secured Notes at par.  In connection with the sale of the Secured Notes, we also entered into a new $170.0 million ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminated the Credit Agreement and certain other debt.  In our consolidated balance sheet as of February 29, 2012, we classified the components of debt refinanced on March 15, 2012 as long-term.

Asset-Based Loan Facility

As noted in the Refinancing section above, we entered into a new ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility provides for maximum borrowings on a revolving basis of up to

$170.0 million from time to time for general corporate purposes, including working capital. The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.

Borrowings under the ABL Facility will be classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option to draw on a sub-facility, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of this ABL Facility Agreement until August 31, 2012, the LIBOR margin will be 2.75%, the base rate margin was 1.25% and the commitment fee is 0.50%.  The Company classified borrowings under the ABL Facility as long-term as a result of the March 15, 2017 maturity date and the revolving nature of the ABL Facility.

Borrowings under the ABL Facility are guaranteed by the Company’s subsidiaries that guarantee the Secured Notes and Notes and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

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

Amendment of ABL Facility

The ABL Facility contained a covenant that required the Company to deliver its fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012 the Company entered into the first amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012, and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of its first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively.

Availability under the ABL Facility is restricted to a borrowing base formula. As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The first amendment also allows M&T, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable.  M&T has not syndicated the ABL Facility. However, there have been no further modifications of the terms of the ABL Facility.

On December 7, 2012, the Company entered into the second amendment of the ABL Facility to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to March 15, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At May 31, 2012 $5.0 million of accrued PIK interest was recorded as a long-term liability in Other liabilities.

The indenture for the Secured Notes contains restrictive covenants that limit our ability and the ability of our subsidiaries that are restricted under the indenture to, among other things, incur additional debt, pay dividends or make distributions, repurchase capital stock or make other restricted payments, make certain investments, incur liens, merge, amalgamate or consolidate, sell, transfer, lease or otherwise dispose of all or substantially all assets and enter into transactions with affiliates.

Notices of Default

On September 5, 2012, the Company received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, the Company received a notice of default from the trustee under the indenture for the Notes, each to the effect that the Company has failed to provide to the trustees its Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012 in compliance with the indentures.  In accordance with the terms and conditions of indentures for the Secured Notes and Notes, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February 29, 2012 and its Quarterly report on Form 10-Q for the period ended May 31, 2012 and therefore has cured the defaults under the indentures. The Company has not received a notice of default related to the Secured Notes or Notes for the delay in filing its Quarterly report on Form 10-Q for the second quarter ended August 31, 2012.  If the Company fails to comply with its filing requirements, an event of default under the indentures will occur and the trustees may exercise all rights and remedies available including accelerating the indebtedness under the indentures as referenced in Note 2, “Risks and Uncertainties”.

Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of Notes at par value.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.

The Notes are subject to redemption in whole or in part, at any time on or after September 1, 2014 at certain redemption prices specified in the indenture for the Notes. The Company may also at any time before September 1, 2013 at its option redeem up to 35% of the Notes with the net cash proceeds from certain equity offerings. The Company may also redeem some or all of the Notes at any time prior to September 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on the existing notes plus a make-whole premium defined in the indenture for the Notes. In addition, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon a change of control. The Notes are senior unsecured notes guaranteed on a joint and several basis on a senior unsecured basis by each of the Company’s subsidiaries that guarantees payments of the Company’s indebtedness under the ABL Facility and the Secured Notes.

The indenture for the Notes contains restrictive covenants that limit the Company’s ability and the ability of its subsidiaries that are restricted under the indenture to, among other things, incur additional debt, pay dividends or make distributions, repurchase capital stock or make other restricted payments, make certain investments, incur liens, merge, amalgamate or consolidate, sell, transfer, lease or otherwise dispose of all or substantially all assets and enter into transactions with its affiliates.

Land and Equipment Obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

Obligations include three revenue bonds, as of May 31, 2012 to different industrial development authorities with counties in Pennsylvania with a total outstanding of $6.2. The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Changes in Future Contractual Obligations

There were no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Contractual Obligations”.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit associated with our industrial development authority bonds totaling $8.9 million and $14.5 million at May 31, 2012 and February 29, 2012, respectively, which were not included in our Consolidated Balance Sheets.

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, taxes and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1 “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 29, 2012 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

Recently Issued Accounting Standards

Refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of recent accounting guidance and pronouncements.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                  risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•                  declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

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

•                  our ability to amend, extend or enter into new financing arrangements to refinance our existing financing arrangements and to generate a sufficient amount of cash to service our existing indebtedness, the notes and fund our operations

•                  the risk of default on our existing and future indebtedness which may or may not result in an acceleration of our indebtedness thereunder

•                  the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, which may result in a lower than anticipated profit or incurrence of a loss on the contract;

•                  the weather and seasonality;

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

•                  general business and economic conditions, particularly an economic downturn; and

•                  the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of May 31, 2012, we have $44.1 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 0.125% in interest rates would result in an approximate $0.1 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 — CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Exchange Act.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012.  Based upon that evaluation and the material weaknesses and control deficiencies which are described in detail in Item 9A-Controls and Procedures in our Annual Report on Form 10-K, our CEO and CFO concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective as the result of the material weaknesses and control deficiencies identified in our Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the year ended February 29, 2012, management identified certain material weaknesses in our internal control over financial reporting as of February 29, 2012. The material weaknesses are as follows:

•      We did not maintain effective controls over the implementation of a new enterprise resource planning system “ERP.”.  Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training. This material weakness contributed to other deficiencies, some of which have resulted in additional material weaknesses, as further described below.

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

•      We did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable.  Specifically, we did not timely reconcile accounts receivable balances and did not implement and maintain a formal review process. Further, we did not have a formal process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves. There also is no required formal approval process to determine and write-off uncollectible account balances. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense. Specifically, we did not design and maintain effective controls to ensure that assets are properly capitalized on the Company’s books. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal 2012 year-end financial closing and reporting process.

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

Despite the fact that we are not required to and have not completed an assessment of the effectiveness of the Company’s internal control over financial reporting, as a result of the foregoing material weaknesses, we believe we identified control deficiencies that individually and in aggregate also constituted material weaknesses in our internal control over financial reporting as of February 29, 2012, as described below:

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

•      We did not maintain effective monitoring of controls in certain areas, for example in areas related to period-end financial reporting process, revenue recognition, cash, contracts, inventory, property, plant and equipment and estimates in accruals. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

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

Changes in Internal Control over Financial Reporting

During the three months ended February 2012, we began the implementation of a new ERP at certain divisions.  The implementation materially affected our internal control over financial reporting and has contributed to the material weaknesses previously disclosed. After we fully address the implementation issues discussed above, we currently plan to implement the new ERP at the Company’s remaining locations during fiscal 2014.

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

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K under the caption “Risk Factors.”  You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Form 10-K are not the only risks we face.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There are no other defaults upon senior securities except as described in the financial statements and accompanying notes herein and disclosed in the applicable Current Reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 4 - MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

95	Mine Safety Disclosure

101.INS XBRL	Instance document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: December 26, 2012	By:	/s/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

95	Mine Safety Disclosure

101.INS XBRL	Instance document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*        Filed herewith.