Form 10-Q
period 2012-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-02-22
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of February 22, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	August 31,	February 29,
(In thousands, except share and per share data)	2012	2012

Assets
Current assets
Cash and cash equivalents	$7,985	$15,032
Restricted cash	10,500	10,322
Accounts receivable (less allowance for doubtful accounts of $3,777 in August 2012 and $3,259 in February 2012)	170,435	76,841
Inventories	136,651	132,195
Deferred income taxes	15,699	16,019
Other current assets	7,662	7,788
Total current assets	348,932	258,197
Other assets
Property, plant and equipment, net	375,130	371,574
Goodwill	90,847	90,847
Other intangible assets	25,724	26,344
Other assets	34,349	26,825
Total assets	$874,982	$773,787
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$20,662	$7,538
Accounts payable — trade	48,288	27,558
Accrued liabilities	57,995	51,631
Total current liabilities	126,945	86,727
Long-term debt and other liabilities
Long-term debt, less current maturities	589,385	521,475
Deferred income taxes	90,454	96,674
Other liabilities	28,269	19,043
Total liabilities	835,053	723,919
Commitments and contingencies (Note 7)

Equity

Common stock, Class A, voting, $1 par value	21	21
Common stock, Class B, nonvoting, $1 par value	251	251
Accumulated deficit	(87,010)	(76,779)
Additional paid in capital	126,964	126,964
Accumulated other comprehensive loss	(2,090)	(2,181)
Total New Enterprise Stone & Lime Co., Inc. equity	38,136	48,276
Noncontrolling interest in consolidated subsidiaries	1,793	1,592
Total equity	39,929	49,868
Total liabilities and equity	$874,982	$773,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

Three and Six Months Ended August 31, 2012 and August 31, 2011

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenue
Construction materials	$130,431	$129,314	$216,777	$205,857
Heavy/highway construction	106,095	110,292	157,126	158,273
Traffic safety services and equipment	21,425	22,195	40,488	40,666
Other revenues	2,591	5,611	4,132	8,686
Total revenue	260,542	267,412	418,523	413,482

Cost of revenue (exclusive of items shown separately below)
Construction materials	77,289	71,780	141,918	129,844
Heavy/highway construction	97,359	104,951	149,285	152,157
Traffic safety services and equipment	18,382	15,789	33,280	30,340
Other expenses	2,551	4,964	3,461	7,560
Total cost of revenue	195,581	197,484	327,944	319,901

Depreciation, depletion and amortization	13,280	12,288	25,123	23,633
Intangible asset impairment	300	—	300	—
Pension and profit sharing	2,259	2,287	4,100	4,003
Selling, administrative, and general expenses	17,380	18,265	36,020	31,255
Loss (gain) on sales of property and equipment	7	(309)	(28)	(1,505)
Operating income	31,735	37,397	25,064	36,195
Interest expense, net	(17,642)	(11,982)	(40,572)	(23,577)
Income (loss) before income taxes	14,093	25,415	(15,508)	12,618
Income tax expense (benefit)	5,571	13,682	(5,916)	5,447
Net income (loss)	8,522	11,733	(9,592)	7,171
Unrealized acturial gains and amortization of prior service costs, net of income taxes	14	31	91	63
Comprehensive income (loss)	8,536	11,764	(9,501)	7,234
Less: Comprehensive income attributable to noncontrolling interest	(334)	(300)	(639)	(599)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,202	$11,464	$(10,140)	$6,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended August 31, 2012 and August 31, 2011

	Six Months Ended
	August 31,
(In thousands)	2012	2011

Reconciliation of net (loss) income to net cash used in operating activities
Net (loss) income	$(9,592)	$7,171
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and cost depletion	24,248	23,313
Intangible asset impairment	300	—
Gain on disposal of property and equipment	(28)	(1,505)
Amortization of other assets and liabilities	875	1,630
Noncash interest expense	19,162	2,037
Deferred income taxes	(5,900)	5,421
Bad debt expense	1,023	(906)
Changes in assets and liabilities:
Accounts receivable	(94,617)	(110,261)
Inventories	(6,261)	(9,263)
Other assets	(1,394)	10
Accounts payable	22,065	46,271
Other liabilities	6,815	3,709
Net cash used in operating activities	(43,304)	(32,373)
Cash flows from investing activities
Capital expenditures	(25,008)	(19,014)
Capitalized software	(401)	(3,892)
Proceeds from sale of property and equipment	153	1,635
Change in cash value of life insurance	(3,006)	2
Change in restricted cash	(178)	(8,730)
Net cash used in investing activities	(28,440)	(29,999)
Cash flows from financing activities
Proceeds from revolving credit	187,725	77,397
Repayment of revolving credit	(221,361)	(14,000)
Repayment of long-term debt	(153,291)	(11,462)
Payments on capital leases	(2,564)	(2,627)
Proceeds from issuance of long-term debt	268,688	12,000
Debt issuance costs	(14,062)	(1,275)
Distribution to noncontrolling interest	(438)	(451)
Net cash provided by financing activities	64,697	59,582
Net decrease in cash and cash equivalents	(7,047)	(2,790)
Cash and cash equivalents
Beginning of period	15,032	20,029
End of period	$7,985	$17,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

1.              Nature of Operations and Summary of Significant Accounting Policies

Company Activities

New Enterprise Stone & Lime Co., Inc., a Delaware corporation, is a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, the Company operates in three segments based upon the nature of its products and services: construction materials, heavy/highway construction and traffic safety services and equipment.  As used herein, the terms (“we,” “us,” “our,” “NESL,” or the “Company”) refer to New Enterprise Stone & Lime Co., Inc., and/or one or more of its subsidiaries.  Almost all of our products are produced and consumed outdoors.  Normally, our highest sales and earnings are in the second and third fiscal quarters and our lowest are in the first and fourth fiscal quarters.  As a result of this seasonality, our significant net working capital items, which are accounts receivable, inventories, accounts payable - trade and accrued liabilities, are typically higher as of interim period ends compared to fiscal year end.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 filed with the Securities and Exchange Commission (“SEC”). The results for interim periods are not necessarily indicative of the results for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with current period presentation.

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

In March  2012, the Company started using a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify net aggregate bank overdraft

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

positions as other obligations within the current maturities of long-term debt as of August 31, 2012, based on the short-term nature of these positions.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

	August 31,	February 29,
(In thousands)	2012	2012

Costs and estimated earnings in excess of billings	$21,775	$14,570
Trade	147,149	60,172
Retainages	5,288	5,358
	174,212	80,100
Allowance for doubtful accounts	(3,777)	(3,259)
Accounts receivable, net	$170,435	$76,841

Costs and estimated earnings in excess of billings relate to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high-quality financial institutions. At times, such balances and investments may be in excess of Federal Deposit Insurance Corporation insured limits; however the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to its cash and cash equivalents. The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania. These entities include the Pennsylvania Department of Transportation, the Pennsylvania Turnpike Commission and various townships, municipalities, school districts and universities within Pennsylvania. The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk related to its outstanding accounts receivable.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventory consists of the following:

	August 31,	February 29,
(In thousands)	2012	2012

Crushed stone, agricultural lime, and sand	$83,386	$84,016
Raw materials	11,284	9,400
Parts, tires, and supplies	11,761	11,313
Concrete blocks	4,219	4,547
Building materials	4,236	3,982
Safety equipment	18,986	16,901
Other	2,779	2,036
	$136,651	$132,195

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	August 31,	February 29,
(In thousands)	2012	2012

Limestone and sand acreage	$139,318	$142,034
Land, buildings and building improvements	100,042	96,504
Crushing, prestressing, and manufacturing plants	316,916	310,130
Contracting equipment, vehicles and other	294,265	281,543
Construction in progress	10,824	8,829
Property, plant and equipment	861,365	839,040
Less: Accumulated depreciation and depletion	(486,235)	(467,466)
Property, plant and equipment, net	$375,130	$371,574

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

Depreciation expense was $12.1 million and $11.7 million for three months ended August 31, 2012 and 2011, respectively.  Depreciation expense was $22.9 million and $22.6 million for the six months ended August 31, 2012 and 2011, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $27.6 million and $25.8 million as of August 31, 2012 and February 29, 2012, respectively.

Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the six months ended August 31, 2012.  Management continues to monitor the impact of market and economic events to determine if it is more likely than not that the carrying value of these reporting units has been impaired.  The timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units as a result of changes in future earnings, interest rates, market trends and/or cash flows could result in the recognition of goodwill impairment.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

In January 2013, we began the process of completing our annual goodwill impairment assessment.  During our initial review, we identified indications that there may be significant decreases in the fair values of our Traffic Safety Services and Equipment reporting unit with goodwill of $5.8 million and a reporting unit in our Construction Materials segment with goodwill of $68.4 million as of August 31, 2012.  As of the date of issuance of this Quarterly Report on Form 10-Q, we have not completed our annual impairment assessment and we currently do not expect an impairment charge.

Other Intangible Assets

The Company’s other intangible assets consist of the following:

			Net			Net
			Carrying			Carrying
	Gross		Amount			Amount
	Carrying	Accumulated	February 29,	Current	Current	August 31,
(In thousands)	Amount	Amortization	2012	Impairment	Amortization	2012

Amortizable intangible assets
Customer relationships	$12,000	$(2,400)	$9,600	$—	$(300)	$9,300
Technology	600	(160)	440	—	(20)	420
	12,600	(2,560)	10,040	—	(320)	9,720
Nonamortizable intangible assets
Trademarks	16,304	—	16,304	(300)	—	16,004
Total other intangible assets	$28,904	$(2,560)	$26,344	$(300)	$(320)	$25,724

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years. The trademarks are considered to have indefinite-life and are not amortized, but tested for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs its annual impairment analysis of intangible assets as of fiscal year end. The Company uses a variety of methodologies in conducting the impairment assessment of its intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We recorded a $1.1 million impairment of our Traffic Safety Services and Equipment reporting unit’s trademark in the fourth quarter of the fiscal year ended February 29, 2012 due to a decline in revenues and we took a $0.3 million impairment of our Traffic Safety Services and Equipment reporting unit’s trademark in the current quarter ended August 31, 2012 due to changes in underlying assumptions.  The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $5.1 million as of August 31, 2012.  The timing of a sustained recovery in the construction industry, our ability to meet our expected operating results and changes in interest rates requires us to continuously evaluate the fair value of our trademarks.  A decrease in the estimated fair value of our trademarks could result in the recognition of additional impairments.

Amortization of intangible assets for each of the six months ended August 31, 2012 and August 31, 2011 was $0.3 million.

Other Assets

The Company’s long term other assets consist of the following:

	August 31,	February 29,
(In thousands)	2012	2012

Deferred financing fees (less current portion of $3,658 at August 2012 and $4,882 at February 2012)	$16,352	$10,409
Cash value of life insurance (net of loans of $0 at August 2012 and $3,000 at February 2012)	4,012	1,006
Capitalized software (net of accumulated amortization $715 at August 2012 and $160 at February 2012)	10,230	11,719
Deferred stripping costs	3,366	2,994
Other	389	697
Total other assets	$34,349	$26,825

As part of our debt refinancing transactions on March 15, 2012, we incurred and capitalized $15.0 million of deferred financing fees.  The Company recognized a loss on debt retirement of approximately $6.4 million related to the write-off of unamortized debt issuance costs.  The write-off of the debt issuance costs were recorded as a component of net interest expense.

During the three months ended August 31, 2012, the Company recorded a $1.3 million reduction to capitalized software related to our new ERP system.

Asset Retirement Obligations

The change in the asset retirement obligations for the six months ended August 31, 2012 consists of the following:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

(In thousands)

Balance at February 29, 2012	$11,360
Accretion expense	309
Change in estimated obligations	1,105
Liabilities settled	(3,831)
Balance at August 31, 2012	$8,943

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with the three months ending May 31, 2013. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required. However, if it is concluded otherwise, the quantitative test is not necessary. This ASU will be effective commencing with the three months ending May 31, 2013. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

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

On March 15, 2012, the Company sold $265.0 million aggregate principal amount of its 13.0% senior secured notes due 2018 (the “Secured Notes”) at par and entered into a new $170.0 million asset-based secured revolving credit facility (the “ABL Facility”) with Manufacturers and Traders Trust Company (“M&T”).  The Company used the net proceeds of this issuance of Secured Notes and borrowings under the ABL Facility to repay and terminate all of its outstanding indebtedness under its second amended and restated credit agreement dated January 11, 2008 (the “Credit Agreement”) and certain other debt.  See further discussion of the ABL Facility in Note 4, “Long-Term Debt - Asset-Based Loan Facility”.

The Company was unable to file its Form 10-K, its first quarter Form 10-Q, its second quarter Form 10-Q and its third quarter Form 10-Q timely as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal control over financial reporting previously reported in the Company’s filings with the SEC.  The ABL Facility required the Company’s audited financial statements to be issued by May 29, 2012 and the Company’s first quarter Form 10-Q to be issued by July 16, 2012, and the Company’s second quarter Form 10-Q to be issued by October 15, 2012.  The indenture for the Secured Notes and the indenture for the Company’s $250.0 million 11% senior notes due 2018 (the “Notes”) required financial statements to be issued within 15 days of these aforementioned dates.  As a result, the Company obtained an amendment of the ABL Facility on September 7, 2012 and extensions to file its Form 10-K and first and second quarter Form 10-Q on September 28, 2012, November 9, 2012 and December 7, 2012. The Company filed its Form 10-K on December 17, 2012 and its Form 10-Q for the first quarter on December 26, 2012. In accordance with the extension letter dated February 14, 2013, the Company has until February 28, 2013 to file this Form 10-Q for the second quarter of the 2013 fiscal year.  Also, the first amendment to the ABL Facility required the Company to develop a Profit and Liquidity Enhancement Plan and a Reporting Enhancement Plan (together, the “Plans”) as defined in the amendment, by October 1, 2012 and October 15, 2012, respectively. The Company submitted the Plans to the bank in accordance with the first amendment. The first amendment also allows M&T, in the event they cannot syndicate the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility. However, there have been no further modifications to the terms of the ABL Facility.

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

On September 5 and 6, 2012 the Company received notices of default from the trustee under the Secured Notes and the Notes (as defined in Note 4, “Long-Term Debt”), respectively. The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s Annual report on Form 10-K for the year ended February 29, 2012 and Quarterly report on Form10-Q for the period ended May 31, 2012 in a timely manner as required by the underlying indentures. In accordance with the terms and conditions of the underlying indentures, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February 29, 2012 and its Quarterly report on Form 10-Q for the period ended May 31, 2012 and therefore has cured the defaults under the indentures.

On February 14, 2013, the Company received additional extension of time to issue its Quarterly report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Secured Notes and the Notes.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s  inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  The issuance of this Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 will cure such default under the indentures.

The Company’s Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

3.              Accrued Liabilities

Accrued liabilities consisted of the following:

	August 31,	February 29,
(In thousands)	2012	2012

Payroll and vacation	$9,460	$8,496
Contract expenses	250	518
Withholding taxes	3,033	2,862
Interest	18,845	14,055
Insurance	17,143	18,353
Deferred acquisition liability	3,521	3,610
Billings in excess of costs and estimated earnings on uncompleted contracts	3,371	255
Other	2,372	3,482
Total accrued liabilities	$57,995	$51,631

4.              Long-Term Debt

	August 31,	February 29,
(In thousands)	2012	2012

Land, equipment and other obligations	$28,828	$23,016
First lien term loan A & B	—	145,383
First lien revolving credit facility	—	100,113
ABL Facility	56,446	—
Notes due 2018	250,000	250,000
Secured notes due 2018	265,000	—
Obligations under capital leases	9,773	10,501
Total debt	610,047	529,013
Less: Current portion	(20,662)	(7,538)
Total long-term debt	$589,385	$521,475

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

Obligations include three revenue bonds, as of August 31, 2012, to different industrial development authorities with counties in Pennsylvania with a total outstanding of $6.2 million and four revenue bonds with a total outstanding of $10.6 million as of February 29, 2012. The effective interest rate on the industrial development bonds ranged from 0.28% to 0.40% for three months ended August 31, 2012 and 0.28% to 0.46% for the year ended February 29, 2012.  The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Cash overdrafts liability of $10.0 million, as disclosed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Cash and Cash Equivalents and Restricted Cash”, is included within the current portion of long-term debt as of August 31, 2012.

First lien term loan A & B

The Company repaid all borrowings under the first lien term loan A & B and terminated the associated Credit Agreement on March 15, 2012.

First lien revolving credit facility

The Company repaid all borrowings under the first lien revolving credit facility and terminated the associated Credit Agreement on March 15, 2012.

Asset-Based Loan Facility

On March 15, 2012, the Company entered into a credit agreement for the ABL Facility (the “ABL Facility Agreement”) with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility provides for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  At August 31, 2012, the Company classified borrowings under the ABL Facility as long-term due to its ability to maintain such borrowings on a long term basis.  The borrowing base as of August 31, 2012 was $162.5 million.

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

(v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.

Amendment of ABL Facility

The ABL Facility contained a covenant that required the Company to deliver its fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012, the Company entered into the first amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012, December 7, 2012 and February 14, 2013 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of its first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 28, 2013, respectively.

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

On February 14, 2013, the Company received additional extension of time to issue its Quarterly report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At August 31, 2012, $10.9 million of accrued PIK interest was recorded as a long-term obligation in Other liabilities.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

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

The Company’s effective income tax rate was 39.5% and 53.8% for the three months ended August 31, 2012 and 2011, respectively. The Company’s effective tax rate was 38.1% and 43.2% for the six months ended August 31, 2012 and 2011, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective periods is a result of increased projected pre-tax book loss of the Company for the year ended February 28, 2013, when compared to projected pre-tax book loss of the Company for the year ended February 29, 2012. When pre-tax book income is projected for the year, favorable permanent items can decrease the Company’s effective tax rate well below the statutory rate of 35%. In the case where a pre-tax book loss is projected for the year, favorable permanent differences will increase this loss for tax purposes, and subsequently increase the effective tax rate projected for the year. The substantial increase in the estimated full year pre-tax book loss when compared to the prior period was the primary driver of the decrease in tax expense.  The significant pre-tax loss reduces the impact of permanent adjustments which did not materially change period over period.  The state tax impact on the effective tax rate was minimal because of anticipated valuation allowance needs for deferred tax assets relating to state losses originating in the current period.

The cash taxes paid were not material for the three and six months ended August 31, 2012 and August 31, 2011, respectively, primarily as a result of the net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $2.2 million for the three months ended August 31, 2012 and 2011, and $3.9 million for the six months ended August 31, 2012 and 2011.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and six months ended August 31, 2012 and 2011, was as follows:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2012	2011	2012	2011

Components of net periodic benefit cost
Service cost	$68	$54	$135	$109
Interest cost	99	110	198	220
Expected return on plan assets	(146)	(154)	(293)	(310)
Amortization of prior service cost	15	15	30	31
Recognized net actuarial loss	62	29	124	58
Total pension expense	$98	$54	$194	$108

The Company made contributions to the defined benefit pension plans of $0.2 million during the six months ended August 31, 2012 and expects to make additional contributions of $0.2 million in the remainder of fiscal year 2013.

7.             Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive loss or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (Rock Solid), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of August 31, 2012 on the Company’s condensed consolidated balance sheet.   Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying condensed consolidated balance sheet, were approximately $8.4 million and $9.7 million as of August 31, 2012 and February 29, 2012, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.  Other accrued amounts included as insurance, which mostly relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $8.5 million as of August 31, 2012 and February 29, 2012.

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

The following is a summary of certain financial data for the Company’s operating segments:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenue
Construction materials	$194,144	$204,892	$316,426	$307,822
Heavy/highway construction	108,963	126,394	162,946	179,205
Traffic safety services and equipment	26,999	25,899	51,398	47,860
Other revenues	3,428	5,931	7,150	9,125
Segment totals	333,534	363,116	537,920	544,012
Eliminations	(72,992)	(95,704)	(119,397)	(130,530)
Total net revenue	$260,542	$267,412	$418,523	$413,482

Operating income (loss)
Construction materials	$32,107	$35,970	$36,089	$38,099
Heavy/highway construction	3,576	2,877	1,939	729
Traffic safety services and equipment	(812)	2,950	(1,275)	3,177
Corporate and unallocated	(3,136)	(4,400)	(11,689)	(5,810)
Total operating income	$31,735	$37,397	$25,064	$36,195

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Product and services revenue
Construction materials
Aggregates	$59,444	$66,620	$112,921	$111,450
Hot mix asphalt	98,606	99,442	135,890	130,377
Ready mixed concrete	18,793	20,740	35,884	33,706
Precast/prestressed structural concrete	8,369	8,213	14,620	14,092
Masonry products	4,383	5,082	8,628	9,589
Construction supply centers	4,549	4,795	8,483	8,608
Heavy/highway construction	108,963	126,394	162,946	179,205
Traffic safety services and equipment	26,999	25,899	51,398	47,860
Other revenues	3,428	5,931	7,150	9,125
Inter-product sales eliminations	(72,992)	(95,704)	(119,397)	(130,530)
Total net revenue	$260,542	$267,412	$418,523	$413,482

Product and services operating income (loss)
Construction materials
Aggregates	$14,074	$19,341	$17,008	$22,375
Hot mix asphalt	15,885	13,701	16,498	13,173
Ready mixed concrete	1,548	2,544	2,758	2,503
Precast/prestressed structural concrete	137	(11)	(494)	(450)
Masonry products	(146)	(66)	(463)	(185)
Construction supply centers	609	461	782	683
Heavy/highway construction	3,576	2,877	1,939	729
Traffic safety services and equipment	(812)	2,950	(1,275)	3,177
Corporate and unallocated	(3,136)	(4,400)	(11,689)	(5,810)
Total operating income	$31,735	$37,397	$25,064	$36,195

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2012	2011	2012	2011
Depreciation, depletion and amortization
Construction materials	$7,585	$8,791	$15,301	$16,014
Heavy/highway construction	2,920	1,363	4,817	3,381
Traffic safety services and equipment	1,722	1,756	3,414	3,470
Corporate and unallocated	1,053	378	1,591	768
Total depreciation, depletion and amortization	$13,280	$12,288	$25,123	$23,633

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

The following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

The Company revised its condensed consolidating statements of comprehensive income for the three and six months ended August 31, 2011, to correct certain errors in noncontrolling interest and certain other eliminating adjustments.  The revisions were made to accurately present parent company and eliminating activity in the appropriate columns of the consolidating schedules. For the three and six months ended August 31, 2011, the revisions resulted in net decreases of $0.3 million and $0.6 million, respectively, to “Income before income taxes” in the Eliminations columns and an offsetting increases in the New Enterprise Stone & Lime Co., Inc. columns.  In addition, increases of $0.3 million and $0.6 million for the three and six months ended August 31, 2011, respectively, were made to “Less: comprehensive income attributable to noncontrolling interest” in the Eliminations columns with offsetting decreases in the Non Guarantors columns.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Condensed Consolidating Balance Sheet at August 31, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$28	$20	$7,937	$—	$7,985
Restricted cash	1,552	106	8,842	—	10,500
Accounts receivable	150,173	20,248	14	—	170,435
Inventories	117,535	19,116	—	—	136,651
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,647	1,052	—	—	15,699
Other current assets	6,783	827	52	—	7,662
Total current assets	290,718	41,369	17,455	(610)	348,932
Other assets
Property, plant and equipment, net	351,175	23,768	7,160	(6,973)	375,130
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	10,797	14,927	—	—	25,724
Investment in subsidiaries	85,245	—	—	(85,245)	—
Intercompany receivables	280	11,759	—	(12,039)	—
Other assets	33,091	1,258	—	—	34,349
Total assets	$856,308	$98,926	$24,615	$(104,867)	$874,982
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$20,656	$—	$616	$(610)	$20,662
Accounts payable - trade	44,122	4,037	129	—	48,288
Accrued liabilities	46,036	3,526	8,433	—	57,995
Total current liabilities	110,814	7,563	9,178	(610)	126,945
Long-term debt and other liabilities
Intercompany payables	11,759	—	280	(12,039)	—
Long-term debt, less current maturities	582,412	—	6,973	—	589,385
Obligations under capital leases, less current installments	6,973	—	—	(6,973)	—
Deferred income taxes	78,413	12,041	—	—	90,454
Other liabilities	27,801	468	—	—	28,269
Total liabilities	818,172	20,072	16,431	(19,622)	835,053
Equity
New Enterprise Stone & Lime Co., Inc. equity	38,136	78,854	6,391	(85,245)	38,136
Noncontrolling interest	—	—	1,793	—	1,793
Total equity	38,136	78,854	8,184	(85,245)	39,929
Total liabilities and equity	$856,308	$98,926	$24,615	$(104,867)	$874,982

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Condensed Consolidating Balance Sheet at February 29, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$7,106	$476	$7,450	$—	$15,032
Restricted cash	1,379	102	8,841	—	10,322
Accounts receivable	61,891	14,933	17	—	76,841
Inventories	114,888	17,307	—	—	132,195
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,912	1,107	—	—	16,019
Other current assets	7,434	326	28	—	7,788
Total current assets	207,610	34,251	16,946	(610)	258,197
Other assets
Property, plant and equipment, net	345,461	25,947	7,451	(7,285)	371,574
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	10,904	15,440	—	—	26,344
Investment in subsidiaries	82,166	—	—	(82,166)	—
Intercompany receivables	280	16,310	—	(16,590)	—
Other assets	26,825	—	—	—	26,825
Total assets	$758,248	$97,793	$24,397	$(106,651)	$773,787
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$7,671	$—	$477	$(610)	$7,538
Accounts payable - trade	24,239	3,166	153	—	27,558
Accrued liabilities	38,594	3,309	9,728	—	51,631
Total current liabilities	70,504	6,475	10,358	(610)	86,727
Long-term debt and other liabilities
Intercompany payables	16,310	—	280	(16,590)	—
Long-term debt, less current maturities	514,191	—	7,284	—	521,475
Obligations under capital leases, less current installments	7,285	—	—	(7,285)	—
Deferred income taxes	82,772	13,902	—	—	96,674
Other liabilities	18,910	133	—	—	19,043
Total liabilities	709,972	20,510	17,922	(24,485)	723,919
Equity
New Enterprise Stone & Lime Co., Inc. equity	48,276	77,283	4,883	(82,166)	48,276
Noncontrolling interest	—	—	1,592	—	1,592
Total equity	48,276	77,283	6,475	(82,166)	49,868
Total liabilities and equity	$758,248	$97,793	$24,397	$(106,651)	$773,787

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Condensed Consolidating Statement of Comprehensive Income for the three months ending August 31, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$223,736	$27,079	$1,975	$7,752	$260,542
Cost of revenue (exclusive of items shown separately below)	164,347	22,154	1,328	7,752	195,581
Depreciation, depletion and amortization	11,460	1,820	—	—	13,280
	—	300	—	—	300
Pension and profit sharing	2,154	105	—	—	2,259
Selling, administrative, and general expenses	15,241	2,650	(511)	—	17,380
Gain on sales of property and equipment	(87)	94	—	—	7
Operating income	30,621	(44)	1,158	—	31,735
Interest expense, net	(17,444)	(71)	(127)	—	(17,642)
Income before income taxes	13,177	(115)	1,031	—	14,093
Income tax expense (benefit)	6,357	(786)	—	—	5,571
Equity in earnings of subsidiaries	1,368	—	—	(1,368)	—
Net income	8,188	671	1,031	(1,368)	8,522
Unrealized actuarial gains and amortization of prior service costs, net of income tax	14	—	—	—	14
Comprehensive income	8,202	671	1,031	(1,368)	8,536
Less: comprehensive income attributable to noncontrolling interest	—	—	(334)	—	(334)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$8,202	$671	$697	$(1,368)	$8,202

Condensed Consolidating Statement of Comprehensive Income for the three months ending August 31, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$245,033	$25,429	$1,953	$(5,003)	$267,412
Cost of revenue (exclusive of items shown separately below)	183,561	17,928	998	(5,003)	197,484
Depreciation, depletion and amortization	10,386	1,902	—	—	12,288
Pension and profit sharing	2,221	66	—	—	2,287
Selling, administrative, and general expenses	15,778	2,275	212	—	18,265
Gain on sales of property and equipment	(309)	—	—	—	(309)
Operating income	33,396	3,258	743	—	37,397
Interest expense, net	(11,740)	(59)	(183)	—	(11,982)
Income before income taxes	21,656	3,199	560	—	25,415
Income tax expense	13,137	545	—	—	13,682
Equity in earnings of subsidiaries	2,914	—	—	(2,914)	—
Net income	11,433	2,654	560	(2,914)	11,733
Unrealized actuarial gains and amortization of prior service costs, net of income tax	31	—	—	—	31
Comprehensive income	11,464	2,654	560	(2,914)	11,764
Less: comprehensive income attributable to noncontrolling interest	—	—	(300)	—	(300)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$11,464	$2,654	$260	$(2,914)	$11,464

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Condensed Consolidating Statement of Comprehensive (Loss) Income for the six months ending August 31, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$371,992	$48,699	$3,953	$(6,121)	$418,523
Cost of revenue (exclusive of items shown separately below)	293,470	39,267	1,328	(6,121)	327,944
Depreciation, depletion and amortization	21,421	3,702	—	—	25,123
Intangible asset impairment	—	300	—	—	300
Pension and profit sharing	3,916	184	—	—	4,100
Selling, administrative, and general expenses	30,918	4,899	203	—	36,020
Gain on sales of property and equipment	(122)	94	—	—	(28)
Operating income	22,389	253	2,422	—	25,064
Interest expense, net	(40,154)	(143)	(275)	—	(40,572)
(Loss) income before income taxes	(17,765)	110	2,147	—	(15,508)
Income tax benefit	(4,455)	(1,461)	—	—	(5,916)
Equity in earnings of subsidiaries	3,079	—	—	(3,079)	—
Net (loss) income	(10,231)	1,571	2,147	(3,079)	(9,592)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	91	—	—	—	91
Comprehensive (loss) income	(10,140)	1,571	2,147	(3,079)	(9,501)
Less: comprehensive income attributable to noncontrolling interest	—	—	(639)	—	(639)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(10,140)	$1,571	$1,508	$(3,079)	$(10,140)

Condensed Consolidating Statement of Comprehensive Income for the six months ending August 31, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Revenue	$373,901	$45,705	$3,828	$(9,952)	$413,482
Cost of revenue (exclusive of items shown separately below)	294,703	33,849	1,301	(9,952)	319,901
Depreciation, depletion and amortization	19,829	3,804	—	—	23,633
Pension and profit sharing	3,893	110	—	—	4,003
Selling, administrative, and general expenses	26,425	4,547	283	—	31,255
Gain on sales of property and equipment	(1,505)	—	—	—	(1,505)
Operating income	30,556	3,395	2,244	—	36,195
Interest expense, net	(23,127)	(125)	(325)	—	(23,577)
Income before income taxes	7,429	3,270	1,919	—	12,618
Income tax expense (benefit)	5,590	(143)	—	—	5,447
Equity in earnings of subsidiaries	4,733	—	—	(4,733)	—
Net income	6,572	3,413	1,919	(4,733)	7,171
Unrealized actuarial gains and amortization of prior service costs, net of income tax	63	—	—	—	63
Comprehensive income	6,635	3,413	1,919	(4,733)	7,234
Less: comprehensive income attributable to noncontrolling interest	—	—	(599)	—	(599)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$6,635	$3,413	$1,320	$(4,733)	$6,635

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

Condensed Consolidating Statement of Cash Flows for the six months ending August 31, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(46,689)	$2,287	$1,098	$—	$(43,304)
Cash flows from investing activities
Capital expenditures	(22,269)	(2,739)	—	—	(25,008)
Capitalized software	(401)	—	—	—	(401)
Proceeds from sale of property and equipment	153	—	—	—	153
Change in cash value of life insurance	(3,006)	—	—	—	(3,006)
Change in restricted cash	(173)	(4)	(1)	—	(178)
Net cash used in investing activities	(25,696)	(2,743)	(1)	—	(28,440)
Cash flows from financing activities
Proceeds from revolving credit	187,725	—	—	—	187,725
Repayment of revolving credit	(221,361)	—	—	—	(221,361)
Repayment of long-term debt	(153,119)	—	(172)	—	(153,291)
Payments on capital leases	(2,564)	—	—	—	(2,564)
Proceeds from issuance of long-term debt	268,688	—	—	—	268,688
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(438)	—	(438)
Net cash provided by (used in) financing activities	65,307	—	(610)	—	64,697
Net increase (decrease) in cash and cash equivalents	(7,078)	(456)	487	—	(7,047)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$28	$20	$7,937	$—	$7,985

Condensed Consolidating Statement of Cash Flows for the six months ending August 31, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(33,606)	$2,282	$151	$(1,200)	$(32,373)
Cash flows from investing activities
Capital expenditures	(16,406)	(2,608)	—	—	(19,014)
Capitalized software	(3,892)	—	—	—	(3,892)
Proceeds from sale of property and equipment	1,305	330	—	—	1,635
Change in cash value of life insurance	2	—	—	—	2
Change in restricted cash	96	14	(8,840)	—	(8,730)
Net cash used in investing activities	(18,895)	(2,264)	(8,840)	—	(29,999)
Cash flows from financing activities
Proceeds from revolving credit	77,397	—	—	—	77,397
Repayment of revolving credit	(14,000)	—	—	—	(14,000)
Repayment of long-term debt	(11,173)	—	(289)	—	(11,462)
Payments on capital leases	(2,627)	—	—	—	(2,627)
Proceeds from issuance of long-term debt	12,000	—	—	—	12,000
Debt issuance costs	(1,275)	—	—	—	(1,275)
Dividends paid	—	—	(1,200)	1,200	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	60,322	—	(1,940)	1,200	59,582
Net increase (decrease) in cash and cash equivalents	7,821	18	(10,629)	—	(2,790)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$12,879	$1,490	$2,870	$—	$17,239

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

10.       Subsequent Events

Amendment of ABL Facility

The ABL Facility required the Company’s fiscal year 2012 audited annual financial statements to be issued by May 29, 2012 and the Company’s first quarter and second quarter financial statement to be issued by July 16, 2012 and October 15, 2012, respectively.  The Company was unable to issue the reports by the due dates as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal controls over financial reporting previously reported in the Company’s filings with the Securities and Exchange Commission.

On September 7, 2012, the Company entered into the first amendment of the ABL Facility to change the required delivery date of the fiscal year 2012 audited annual financial statements and the required delivery date of its first and second quarter results and subsequently received extensions of those dates on September 28, 2012, November 9, 2012 and December 7, 2012 to extend the delivery date of its Annual Report on Form 10-K to December 15, 2012, its Quarterly report on Form 10-Q for the first quarter of the fiscal year 2013 to January 1, 2013 and its Quarterly report on Form 10-Q for the second quarter of the 2013 fiscal year to February 15, 2013.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.  The amendment also added a minimum LIBOR borrowing rate of 1.25%.

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

On February 14, 2013, the Company received additional extensions of time to issue its Quarterly report on Form 10-Q for the second quarter of fiscal 2013 to February 28, 2013 and to issue its Quarterly report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Secured Notes and the Notes.

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

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes because we have failed to provide the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with indentures.  The issuance of this Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 will cure such default under the indentures.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended August 31, 2012

The Company’s Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

Exchange of Common Stock

On December 28, 2012, each of Paul I. Detwiler, Jr. and Donald L. Detwiler exchanged 10,000 shares of Class A voting common stock of the Company for 11,180 shares of Class B non-voting common stock of the Company.  The shares of the exchanged Class B non-voting common stock were then gifted by such individuals to their family members, each of whom is an existing shareholder.  As a result of the exchange for Class B non-voting common stock, the gifting of such equity securities did not affect the voting control of the Company.

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

Market conditions remained challenging through the first half of fiscal year 2013.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2013, which will continue to affect our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2013.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

RESULTS OF OPERATIONS

The following table summarizes the operating results on a consolidated basis:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
(In thousands)	2012	2011	2012	2011

Revenue	$260,542	$267,412	$418,523	$413,482
Cost of revenue (exclusive of items shown separately below)	195,581	197,484	327,944	319,901
Depreciation, depletion, and amortization	13,280	12,288	25,123	23,633
Intangible asset impairment	300	—	300	—
Pension and profit sharing	2,259	2,287	4,100	4,003
Selling, administrative, and general expenses	17,380	18,265	36,020	31,255
Loss (gain) on sales of property and equipment	7	(309)	(28)	(1,505)
Operating income	31,735	37,397	25,064	36,195
Interest expense, net	(17,642)	(11,982)	(40,572)	(23,577)
Income (loss) before income taxes	14,093	25,415	(15,508)	12,618
Income tax expense (benefit)	5,571	13,682	(5,916)	5,447
Net income (loss)	$8,522	$11,733	$(9,592)	$7,171

The tables below disclose revenue and operating income data for our reportable segments on a gross basis. We include inter-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  Total net revenue and total operating income exclude inter-segment sales and delivery revenues and costs. We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. We include all non-allocated operating costs in the inter-segment eliminations line item presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2012	2011	2012	2011

Revenue:
Construction materials	$194,144	$204,892	$316,426	$307,822
Heavy/highway construction	108,963	126,394	162,946	179,205
Traffic safety services and equipment	26,999	25,899	51,398	47,860
Other revenues	3,428	5,931	7,150	9,125
Segment totals	333,534	363,116	537,920	544,012
Inter-segment eliminations	(72,992)	(95,704)	(119,397)	(130,530)
Total net revenue	$260,542	$267,412	$418,523	$413,482

The following tables summarize the percentage of revenue and operating income (loss) from our primary lines of business:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Revenue:
Construction materials	58.2%	56.4%	58.8%	56.6%
Heavy/highway construction	32.7%	34.8%	30.3%	32.9%
Traffic safety services and equipment	8.1%	7.1%	9.6%	8.8%
Other revenues	1.0%	1.7%	1.3%	1.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2012	2011	2012	2011

Operating income (loss):
Construction materials	$32,107	$35,970	$36,089	$38,099
Heavy/highway construction	3,576	2,877	1,939	729
Traffic safety services and equipment	(812)	2,950	(1,275)	3,177
Other non-core business operations	541	429	(289)	228
Segment totals	35,412	42,226	36,464	42,233
Corporate and unallocated	(3,677)	(4,829)	(11,400)	(6,038)
Total operating income	$31,735	$37,397	$25,064	$36,195

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Revenue

Revenue for our construction materials business decreased $10.8 million, or 5.3%, to $194.1 million for the three months ended August 31, 2012 compared to $204.9 million for the three months ended August 31, 2011.  The decrease of $10.8 million in revenue in our construction materials business was primarily attributable to the decrease in sales of aggregates, hot mix asphalt, ready mixed concrete and masonry products in the amount of $7.2 million, $0.8 million, $1.9 million and $0.7 million respectively.  Sales volumes of aggregates decreased 2.2% to 6.0 million tons shipped and consumed and the average price per ton shipped and consumed decreased 8.8% to $9.87 for the three months ended August 31, 2012.  Sales volumes of hot mix asphalt decreased 2.2% to 1.8 million tons shipped and consumed while the average price per ton shipped and consumed increased 1.4% to $55.22.  Sales volumes of ready mixed concrete remained stable while the average price per cubic yard decreased 9.1%.  Sales volumes of masonry products decreased 18.6% to 2.5 million eight inch equivalents.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $17.4 million, or 13.8%, to $109.0 million for the three months ended August 31, 2012 compared to $126.4 million for the three months ended August 31, 2011.  We continue to experience strong competition in the public and commercial markets.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment businesses increased $1.1 million, or 4.2%, to $27.0 million for the three months ended August 31, 2012 compared to $25.9 million for the three months ended August 31, 2011.  The $1.1 million increase was the result of an increase in equipment sales, which was offset by a decrease in rental service activity and a $1.1 million state use tax refund included in the three months ended August 31, 2011.  The increase in equipment sales can be attributed primarily to the continued benefits associated with the enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  Overall rental service activity decreased for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 as the result of increased competition, as well as the decrease in equipment rentals to third parties associated with Marcellus Shale natural gas extraction activities.

Cost of Revenue

Cost of revenue decreased $1.9 million, or 1.0% to $195.6 million for the three months ended August 31, 2012 compared to $197.5 million for the three months ended August 31, 2011. Cost of revenue as a percentage of revenue increased for the three months ended August 31, 2012 to 75.1% from 73.9% for the three months ended August 31, 2011, which is primarily attributable to reduced profitability in our construction materials and safety businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.0 million, or 8.1%, to $13.3 million for the three months ended August 31, 2012 compared to $12.3 million for the three months ended August 31, 2011. The increase is primarily due to $0.3 million of capitalized software amortization in the three months ended August 31, 2012 related to our new ERP system and new assets placed in service.  Amortization of capitalized software began during the fourth quarter of fiscal year 2012.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $0.9 million, or 4.9%, to $17.4 million for the three months ended August 31, 2012 compared to $18.3 million for the three months ended August 31, 2011, which was primarily attributable to reduced bad debt expense of $0.4 million and other net decreases of $3.0 million related to timing.  These decreases were offset by higher legal and accounting fees of $1.8 million as a result of our ERP implementation and $0.7 million in costs associated with the remediation of our ERP system.

Operating Income

Operating income for our construction materials business decreased $3.9 million, or 10.8%, to $32.1 million for the three months ended August 31, 2012 compared to $36.0 million for the three months ended August 31, 2011. Operating income as a percentage of construction materials revenue for the three months ended August 31, 2012 was 16.5% compared to 17.6% for the three months ended August 31, 2011.  Income from the sale of aggregates decreased $5.2 million, or 26.9%, to $14.1 million for the three months ended August 31, 2012 compared to $19.3 million for the three months ended August 31, 2011.  Additionally, operating income for ready mixed concrete also decreased $1.0 million, or 40.0%, to $1.5 million for the three months ended August 31, 2012 compared to $2.5 million for the three months ended August 31, 2011.  These decreases were partially offset by operating income from hot mix asphalt, which increased $2.2 million, or 16.1%, to $15.9 million compared to $13.7 million for the three months ended August 31, 2011.  The overall decrease in operating income from our construction material business was primarily attributable to $1.4 million of higher stripping costs associated with uncovering additional reserves, as well as a decrease in income as the result of continued efforts to reduce inventory.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Operating income for our heavy/highway construction business increased $0.7 million, or 24.1%, to $3.6 million for the three months ended August 31, 2012 compared to $2.9 million for the three months ended August 31, 2011.  Operating income as a percentage of heavy/highway construction revenue for the three months ended August 31, 2012 was 3.3% compared to 2.3% for the three months ended August 31, 2011. The change in profitability for the second quarter is primarily attributable to the general timing of the completion of various jobs and change orders as compared to the prior period.

Operating income for our traffic safety services and equipment businesses decreased $3.8 million to a $0.8 million loss for the three months ended August 31, 2012 compared to $3.0 million of income for three months ended August 31, 2011.  The change to an operating loss was attributable primarily to a decrease in rental service activity and the fact that prior year included a $1.1 million state use tax refund. These decreases were offset by an increase in the sale of highway safety equipment.  The decrease in rental service activity was due to increased competition as well as decreased Marcellus Shale related activity.

Interest Expense, net

Net interest expense increased $5.6 million, or 46.7%, to $17.6 million for the three months ended August 31, 2012 compared to $12.0 million for the three months ended August 31, 2011. This is primarily due to the increase in the Company’s net effective interest rate associated with the issuance of the Secured Notes as well as an overall increase in the average debt outstanding for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011.

Income Tax Expense

Our effective tax rates for the three months ended August 31, 2012 and 2011 were 39.5% and 53.8%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual tax rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The decrease in tax expense for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 is a result of decreased pre-tax earnings and the effective tax rate is lower due to the substantial increase in projected pre-tax book loss for the current fiscal year when compared to projected pre-tax book loss in August 2011. The projected loss year over year has increased significantly which reduces the impact of the permanent adjustments which have not materially changed year over year.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011

Revenue

Revenue for our construction materials business increased $8.6 million, or 2.8%, to $316.4 million for the six months ended August 31, 2012 compared to $307.8 million for the six months ended August 31, 2011. The increased revenue in our construction materials business was primarily attributable to the increase in sales of aggregates, hot mix asphalt and ready mixed concrete in the amount of $1.4 million, $5.5 million and $2.2 million respectively, which was partially offset by a $1.0 million decrease in masonry products. Sales volumes of aggregates increased 2.2% to 10.48 million tons shipped and consumed and the average price per ton shipped and consumed decreased 0.9% to $10.77 for the six months ended August 31, 2012.  The increase in aggregates shipped and consumed was attributable to a 4.2% increase in internal sales volumes and a 1.2% increase in external sales. Sales volumes of hot mix asphalt increased 2.7% to 2.47 million tons shipped and consumed complimented by an increase in the average price per ton shipped and consumed of 1.5% to $54.93. The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $16.3 million, or 9.1%, to $162.9 million for the six months ended August 31, 2012 compared to $179.2 million for the six months ended August 31, 2011.  We continue to experience strong competition in the public and commercial markets.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment business increased $3.5 million, or 7.3%, to $51.4 million for the six months ended August 31, 2012 as compared to $47.9 million for the six months ended August 31, 2011.  The increase is attributable to increased equipment sales, which was offset by a decrease in rental service activity and a $1.1 million state use tax refund included in the six months ended August 31, 2011.  The increase in equipment sales can be attributed primarily to the continued benefits associated with the enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points.  Overall rental service activity decreased for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 as the result of increased competition, as well as the decrease in equipment rentals to third parties associated with Marcellus Shale natural gas extraction activities.

Cost of Revenue

Cost of revenue increased $8.0 million, or 2.5%, to $327.9 million for the six months ended August 31, 2012 compared to $319.9 million for the six months ended August 31, 2011. Cost of revenue as a percentage of revenue increased to 78.3% in the six months ended August 31, 2012 compared to 77.4% for the six months ended August 31, 2011, which is primarily attributable to reduced profitability in our construction materials and safety businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.5 million, or 6.4%, to $25.1 million for the six months ended August 31, 2012 compared to $23.6 million for the six months ended August 31, 2011.  The increase is primarily due to $0.6 million of capitalized software amortization in the six months ended August 31, 2012 related to our new ERP system.  Amortization of capitalized software began during the fourth quarter of fiscal year 2012.  The remaining increase is primarily attributable to depreciation expense recognized on capitalized asset retirement costs associated with a change in the timing and amount of our mining reclamation activities.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $4.7 million, or 15.0%, to $36.0 million for the six months ended August 31, 2012 compared to $31.3 million for the six months ended August 31, 2011. The increase in our selling, administrative and general expenses was primarily attributable to costs associated with the remediation of our ERP system of approximately $3.8 million and additional accounting and legal fees of $1.0 million.

Operating Income

Operating income for our construction materials business decreased $2.0 million, or 5.2%, to $36.1 million for the six months ended August 31, 2012 compared to $38.1 million for the six months ended August 31, 2011. Operating income for construction materials as a percentage of construction materials revenue for the six months ended August 31, 2012 was 11.4% compared to 12.4% for the six months ended August 31, 2011.  The decrease in aggregates income of $5.4 million, or 24.1%, to $17.0 million was partially offset by an increase in income of hot mix asphalt by $3.3 million, which was attributable primarily to increased volumes.  The overall decrease in income from our construction material business was primarily attributable to $1.8 million of higher stripping costs associated with uncovering additional reserves, as well as a decrease in income as the result of continued efforts to reduce inventory.

Operating income for our heavy/highway construction business increased $1.2 million to $1.9 million for the six months ended August 31, 2012 compared to $0.7 million for the six months ended August 31, 2011. Operating income for heavy/highway construction as a percentage of heavy/highway construction revenue for the six months ended August 31, 2012 was 1.2% compared to 0.4% for the six months ended August 31, 2011.  The increase in operating income for the six months ended August 31, 2012 was due to our ability to better control certain variable costs.

The operating results for our traffic safety services and equipment business decreased $4.5 million to a $1.3 million loss during the six months ending August 31, 2012 compared to income of $3.2 million during the six months ended August 31, 2011. The change to an operating loss was attributable primarily to a decrease in rental service activity and the fact that prior year included a $1.1 million state use tax refund.  These decreases were offset by an increase in the sale of highway safety equipment.  These decreases were offset by an increase in the sale of highway safety equipment.  The decrease in rental service activity was due to increased competition as well as decreased Marcellus Shale related activity.

Interest Expense, net

Net interest expense increased $17.0 million, or 72.0%, to $40.6 million for the six months ended August 31, 2012 compared to $23.6 million for the six months ended August 31, 2011.  For the six months ended August 31, 2012, we recognized a $6.4 million loss on extinguishment of debt associated with the write-off of unamortized deferred financing fees and approximately $1.9 million in amortization of deferred financing fees. The remaining increase in interest expense for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 was attributable to higher interest rates associated with the Secured Notes issued on March 15, 2012 as well an overall increase in the average debt outstanding.

Income Tax Expense

Our effective tax rates for the six months ended August 31, 2012 and 2011 were 38.1% and 43.2%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual tax rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The swing from tax expense to tax benefit for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 is a result of a swing from pre-tax book earnings to a pre-tax book loss.    The effective tax rate decreased as a result of the effect of the permanent adjustments, which did not materially change year over year, are reduced with the substantial increase in projected pre-tax book loss year over year.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of August 31, 2012, we had $8.0 million in cash and cash equivalents and working capital of $222.0 million as compared to $15.0 million in cash and cash equivalents and working capital of $171.5 million as of February 29, 2012.  During the six months ended August 31, 2012, we began managing our cash and cash equivalents through a cash pooling arrangement with a single financial institution, which has resulted in lower overall cash and cash equivalents balances as excess cash is applied daily to our ABL Facility.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $10.5 million and $10.3 million as of August 31, 2012 and February 29, 2012, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

On March 15, 2012, the Company completed the sale of its Secured Notes at par.  In connection with the sale of the Secured Notes, the Company also entered into a new ABL Facility. The Company utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminate the Credit Agreement and certain other debt.

As of August 31, 2012, the ABL Facility had $56.4 million outstanding and a borrowing base of $162.5 million. On September 7, 2012, we entered into the first amendment to the ABL Facility. Among certain other things, the amendment changed the reserve percentages used for calculating the borrowing base.  The amendment also added a minimum LIBOR borrowing rate of 1.25%.

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

On September 5, 2012, we received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, we received a notice of default from the trustee under the indenture for the Notes, each to the effect that we had failed to provide to the trustee our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for our fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, we had 120 days from the date of those notices to cure such default by providing the required filings. We filed our Form 10-K for the year ended February 29, 2012 and our Form 10-Q for the first fiscal quarter ended May 31, 2012 thereby curing the defaults under the indentures.

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes because we failed to provide our Form 10-Q for our second fiscal quarter ended August 31, 2012 in compliance with indentures.  The issuance of this Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 will cure such defaults under the indentures.

Our Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2012 and August 31, 2011.

	Six Months Ended August 31,
(In thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(43,304)	$(32,373)
Investing activities	(28,440)	(29,999)
Financing activities	64,697	59,582
Capital expenditures and capitalized software	(25,409)	(22,906)

Operating Activities

Net cash used in operating activities increased $10.9 million to $43.3 million for the six months ended August 31, 2012 compared to $32.4 million for the six months ended August 31, 2011.  The cash used in operating activities increased primarily as the result of less cash generated from operations of $7.1 million and higher investments in working capital items of $3.8 million, as compared to the six months ended August 31, 2011.

Investing Activities

Net cash used in our investing activities decreased $1.6 million to $28.4 million in the six months ended August 31, 2012 compared to $30.0 million in the six months ended August 31, 2011. Net cash used decreased primarily because prior period included the commitment of $8.8 million of cash collateral related to our captive insurance arrangement and $3.5 million more capitalized software costs that were offset by higher capital expenditures of $6.0 million and the payment associated with the cash surrender value of life insurance policies of $3.0 million in the current period.

Financing Activities

Net cash provided by financing activities increased $5.1 million to $64.7 million in the six months ended August 31, 2012 compared to $59.6 million in the six months ended August 31, 2011.  Net cash provided by our financing activities in the six months ended August 31, 2012 were primarily driven by the March 15, 2012 refinancing, which included a new ABL Facility and $265.0 million in Secured Notes which was offset by the repayment of our previous first lien term loan A & B, first lien revolving credit facility and other long-term debt.  The period over period increase in cash provided was primarily used to support lower operating cash flows.

Capital Expenditures

Cash capital expenditures increased $2.5 million to $25.4 million for the six months ended August 31, 2012 compared to $22.9 million for the six months ended August 31, 2011.  This increase is primarily a result of higher spending on existing manufacturing and other plant related equipment, partially offset by lower capitalized software spend in the current period.

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

Borrowings under the ABL Facility are classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period.

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

Amendment of ABL Facility

The ABL Facility contained a covenant that required the Company to deliver its fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012 the Company entered into the first amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012, December 7, 2012 and February 14, 2013 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of its first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 28, 2013, respectively.

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

On December 7, 2012, the Company entered into the second amendment of the ABL Facility, and subsequent letter dated February 14, 2013, to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At August 31, 2012, $10.9 million of accrued PIK interest was recorded as a long-term liability in Other liabilities.

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

On January 14, 2012, the Company received a notice of default from the trustee under the indenture for the Secured Notes and Notes because we have failed to provide the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with indenture.  The Company filed its Quarterly Report on Form 10-Q for its second fiscal quarter ended August 31, 2012 and therefore has cured the defaults under the indentures.

The Company’s Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee for the Notes or Secured Notes.

Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of Notes at par value.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.

The Notes are subject to redemption in whole or in part, at any time on or after September 1, 2014 at certain redemption prices specified in the indenture for the Notes. The Company may also at any time before September 1, 2013 at its option redeem up to 35% of the Notes with the net cash proceeds from certain equity offerings. The Company may also redeem some or all of the Notes at any time prior to September 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on the existing notes plus a make-whole premium defined in the indenture for the Notes. In addition, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon a change of control. The Notes are senior unsecured notes guaranteed on a joint and several basis on a senior unsecured basis by each of the Company’s subsidiaries that guarantee payments of the Company’s indebtedness under the ABL Facility and the Secured Notes.

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

Obligations include three revenue bonds, as of August 31, 2012 to different industrial development authorities with counties in Pennsylvania with a total outstanding of $6.2. The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Changes in Future Contractual Obligations

There were no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Contractual Obligations”.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit associated with our industrial development authority bonds totaling $8.9 million and $14.5 million at August 31, 2012 and February 29, 2012, respectively, which were not included in our Consolidated Balance Sheets.

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

In January 2013, we began the process of completing our annual goodwill impairment assessment.  During our initial review, we identified indications that there may be significant decreases in the fair values of our Traffic Safety Services and Equipment reporting unit with goodwill of $5.8 million and a reporting unit in our Construction Materials segment with goodwill of $68.4 million as of August 31, 2012.  As of the date of issuance of this Quarterly Report on Form 10-Q, we have not completed our annual impairment assessment and we currently do not expect an impairment charge.

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

Recently Issued Accounting Standards

Refer to Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of recent accounting guidance and pronouncements.

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

•                  our ability to amend, extend or enter into new financing arrangements to refinance our existing financing arrangements and to generate a sufficient amount of cash to service our existing indebtedness, the notes and fund our operations

•                  the risk of default on our existing and future indebtedness which may or may not result in an acceleration of our indebtedness thereunder

•                  the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, which may result in a lower than anticipated income or incurrence of a loss on the contract;

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of August 31, 2012, we have $56.4 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.6 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Exchange Act.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012.  Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective as the result of the material weaknesses in internal control over financial reporting described below.

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

•                  We did not maintain effective controls over the recording of journal entries, both recurring and nonrecurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared, included sufficient supporting documentation, or were reviewed and approved to ensure the validity, accuracy and completeness of the journal entries. This material weakness resulted in additional procedures performed by management and contributed to other deficiencies, some of which have resulted in additional material weaknesses and adjustments during the fiscal 2012 year-end financial closing process, as further described below.

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

Despite the fact that we are not required to and have not completed an assessment of the effectiveness of the Company’s internal control over financial reporting, as a result of the foregoing material weaknesses, we believe we identified control deficiencies that individually and in aggregate also constituted material weaknesses in our internal control over financial reporting as of August 31, 2012, as described below:

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to ensure the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended August 31, 2012, are fairly stated in all material respects.

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

Changes in Internal Control over Financial Reporting

During the three months ended February 2012, we began the implementation of a new ERP at certain divisions.  The implementation materially affected our internal control over financial reporting and has contributed to the material weaknesses previously disclosed. After we fully address the implementation issues discussed above, we will further address our internal control over financial reporting. As a result, there was no change in our internal control over financial reporting during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (the “Form 10-K”), including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  Except as set forth below, the risks described in our Form 10-K have not materially changed.

The cancellation of significant contracts or our disqualification from bidding for, or being awarded, new contracts could reduce revenues and have a material adverse affect on our results of operations.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed.  In addition, we could be prohibited from bidding on or being awarded certain governmental and other contracts if we fail to maintain qualifications required by those entities, including failing to post required surety bonds or meet disadvantaged business or minority business requirements, bidding an amount outside of the governmental entity’s estimate or including a bid item which the governmental entity determines is unacceptable. A cancellation of an unfinished contract or our disqualification from the bidding process could cause our equipment to be idled for a significant period of time until other comparable work is secured, which could have a material adverse effect on our business and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2012, each of Paul I. Detwiler, Jr. and Donald L. Detwiler exchanged 10,000 shares of Class A voting common stock of the Company for 11, 180 shares of Class B non-voting common stock of the Company. The shares of the exchanged Class B non-voting common stock were then gifted by such individuals to their family members, each of whom is an existing shareholder. As a result of the exchange for Class B non-voting common stock, the gifting of such equity securities did not affect the voting control of the Company.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: February 22, 2013	By:	/s/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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