Form 10-Q/A
period 2012-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-03-15
CIK 1527032

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

As of March 15, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of New Enterprise Stone & Lime Co., Inc. for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (extensible Business Reporting Language).

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: March 15, 2013	By:	/S/ Paul I. Detwiler, III
Paul I. Detwiler, III
President, Chief Financial Officer, and Secretary

3

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with original Form 10-Q on February 22, 2013.
***

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