Form 10-Q
period 2012-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2013-04-01
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of April 1, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	November 30,	February 29,
(In thousands, except share and per share data)	2012	2012

Assets
Current assets
Cash and cash equivalents	$8,481	$15,032
Restricted cash	10,456	10,322
Accounts receivable (less allowance for doubtful accounts of $3,956 in November 2012 and $3,259 in February 2012)	110,279	76,841
Inventories	129,890	132,195
Deferred income taxes	15,393	16,019
Other current assets	9,063	7,788
Total current assets	283,562	258,197
Property, plant and equipment, net	373,808	371,574
Goodwill	90,847	90,847
Other intangible assets	25,564	26,344
Other assets	35,769	29,360
Total assets	$809,550	$776,322
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$16,219	$7,538
Accounts payable — trade	27,052	27,558
Accrued liabilities	43,839	51,631
Total current liabilities	87,110	86,727
Long-term debt, less current maturities	578,586	521,475
Deferred income taxes	83,230	96,674
Other liabilities	30,143	21,578
Total liabilities	779,069	726,454
Commitments and contingencies (Note 7)
Equity
Common stock, Class A, voting, $1 par value	21	21
Common stock, Class B, nonvoting, $1 par value	251	251
Accumulated deficit	(96,223)	(76,779)
Additional paid in capital	126,964	126,964
Accumulated other comprehensive loss	(2,044)	(2,181)
Total New Enterprise Stone & Lime Co., Inc. equity	28,969	48,276
Noncontrolling interest in consolidated subsidiaries	1,512	1,592
Total equity	30,481	49,868
Total liabilities and equity	$809,550	$776,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2012	2011	2012	2011
Revenue
Construction materials	$97,856	$108,469	$314,633	$313,902
Heavy/highway construction	71,012	85,128	228,138	247,296
Traffic safety services and equipment	19,440	18,624	59,928	59,262
Other revenues	1,928	1,666	6,060	6,910
Total revenue	190,236	213,887	608,759	627,370

Cost of revenue (exclusive of items shown separately below)
Construction materials	68,514	71,718	210,432	200,924
Heavy/highway construction	68,464	75,702	217,749	231,754
Traffic safety services and equipment	14,941	13,123	48,221	43,434
Other expenses	840	980	4,301	5,313
Total cost of revenue	152,759	161,523	480,703	481,425

Depreciation, depletion and amortization	13,381	12,156	38,504	35,789
Intangible asset impairment	—	—	300	—
Pension and profit sharing	2,384	2,385	6,484	6,387
Selling, administrative, and general expenses	19,713	15,231	55,733	46,485
Loss (gain) on sales of property and equipment	22	273	(6)	(1,232)
Operating income	1,977	22,319	27,041	58,516
Interest expense, net	(17,734)	(11,337)	(58,306)	(34,915)
(Loss) income before income taxes	(15,757)	10,982	(31,265)	23,601
Income tax (benefit) expense	(6,909)	5,302	(12,825)	10,749
Net (loss) income	(8,848)	5,680	(18,440)	12,852
Unrealized acturial gains and amortization of prior service costs, net of income taxes	46	17	137	80
Comprehensive (loss) income	(8,802)	5,697	(18,303)	12,932
Less: Comprehensive (income) loss attributable to noncontrolling interest	(365)	81	(1,004)	(518)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(9,167)	$5,778	$(19,307)	$12,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	November 30,
(In thousands)	2012	2011

Reconciliation of net (loss) income to net cash used in operating activities
Net (loss) income	$(18,440)	$12,852
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation, depletion and amortization	38,504	35,789
Intangible asset impairment	300	—
Gain on disposal of property and equipment	(6)	(1,232)
Non-cash payment-in-kind interest accretion	17,117	—
Amortization and write-off of debt issuance costs	9,145	3,255
Deferred income taxes	(12,818)	9,734
Bad debt expense	1,249	1,837
Changes in assets and liabilities:
Accounts receivable	(34,687)	(90,054)
Inventories	2,908	(11,014)
Other assets	(3,121)	3,966
Accounts payable	827	15,864
Other liabilities	(9,211)	(6,655)
Net cash used in operating activities	(8,233)	(25,658)
Cash flows from investing activities
Capital expenditures	(31,887)	(26,677)
Capitalized software	(23)	(5,978)
Proceeds from sale of property and equipment	194	2,603
Change in cash value of life insurance	(3,013)	2,968
Change in restricted cash	(133)	(8,492)
Net cash used in investing activities	(34,862)	(35,576)
Cash flows from financing activities
Proceeds from revolving credit	224,413	108,717
Repayment of revolving credit	(283,361)	(42,500)
Repayment of long-term debt	(154,029)	(24,484)
Payments on capital leases	(3,846)	(3,975)
Proceeds from issuance of long-term debt	268,513	12,398
Debt issuance costs	(14,062)	(1,663)
Distribution to noncontrolling interest	(1,084)	(1,095)
Net cash provided by financing activities	36,544	47,398
Net decrease in cash and cash equivalents	(6,551)	(13,836)
Cash and cash equivalents
Beginning of period	15,032	20,029
End of period	$8,481	$6,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

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

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with current presentation.

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

In May 2012, the Company started using a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify net aggregate bank overdraft positions as

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

other obligations within the current maturities of long-term debt as of November 30, 2012, based on the short-term nature of these positions.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

(In thousands)	November 30, 2012	February 29, 2012

Costs and estimated earnings in excess of billings	$11,844	$14,570
Trade	97,447	60,172
Retainages	4,944	5,358
	114,235	80,100
Allowance for doubtful accounts	(3,956)	(3,259)
Accounts receivable, net	$110,279	$76,841

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

The Company’s total inventory consists of the following:

(In thousands)	November 30, 2012	February 29, 2012

Crushed stone, agricultural lime, and sand	$82,045	$84,016
Raw materials	8,901	9,400
Parts, tires, and supplies	11,724	11,313
Concrete blocks	3,945	4,547
Building materials	4,018	3,982
Safety equipment	16,076	16,901
Other	3,181	2,036
	$129,890	$132,195

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

(In thousands)	November 30, 2012	February 29, 2012

Limestone and sand acreage	$144,931	$142,034
Land, buildings and building improvements	99,553	96,504
Crushing, prestressing, and manufacturing plants	322,873	310,130
Contracting equipment, vehicles and other	298,256	281,543
Construction in progress	7,007	8,829
Property, plant and equipment	872,620	839,040
Less: Accumulated depreciation and depletion	(498,812)	(467,466)
Property, plant and equipment, net	$373,808	$371,574

Repairs and maintenance are charged to operations as incurred. Renewals or betterments, which materially add to the useful lives of property and equipment, are capitalized.

Depreciation expense was $12.5 million and $10.7 million for three months ended November 30, 2012 and 2011, respectively.  Depreciation expense was $35.4 million and $33.3 million for the nine months ended November 30, 2012 and 2011, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $28.0 million and $25.8 million as of November 30, 2012 and February 29, 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the nine months ended November 30, 2012.  Management continues to monitor the impact of market and economic events to determine if it is more likely than not that the carrying value of these reporting units has been impaired.  The timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units as a result of changes in future earnings, interest rates, market trends and/or cash flows could result in the recognition of goodwill impairment.

In January 2013, we began the process of completing our annual goodwill impairment assessment.  During our initial review, we identified indications that there may be significant decreases in the fair values of our Traffic Safety Services and Equipment reporting unit with goodwill of $5.8 million and a reporting unit in our Construction Materials segment with goodwill of $68.4 million as of November 30, 2012.  As of the date of issuance of this Quarterly Report on Form 10-Q, we have not completed our annual impairment assessment and we currently do not expect an impairment charge.

Other Intangible Assets

The Company’s other intangible assets consist of the following:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount February 29, 2012	Current Impairment	Current Amortization	Net Carrying Amount November 30, 2012

Amortizable intangible assets
Customer relationships	$12,000	$(2,400)	$9,600	$—	$(450)	$9,150
Technology	600	(160)	440	—	(30)	410
	12,600	(2,560)	10,040	—	(480)	9,560
Nonamortizable intangible assets
Trademarks	16,304	—	16,304	(300)	—	16,004
Total other intangible assets	$28,904	$(2,560)	$26,344	$(300)	$(480)	$25,564

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

We recorded a $1.1 million impairment of our Traffic Safety Services and Equipment reporting unit’s trademark in the fourth quarter of the fiscal year ended February 29, 2012 due to a decline in revenues and a $0.3 million impairment of our Traffic Safety Services and Equipment reporting unit’s trademark in the  quarter ended August 31, 2012 due to changes in underlying assumptions.  The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $5.1 million as of November 30, 2012.  The timing of a sustained recovery in the construction industry, our ability to meet our expected operating results and changes in interest rates requires us to continuously evaluate the fair value of our trademarks.  A decrease in the estimated fair value of our trademarks could result in the recognition of additional impairments.

Amortization of intangible assets for each of the nine months ended November 30, 2012 and November 30, 2011 was $0.5 million.

Other Assets

The Company’s long term other assets consist of the following:

(In thousands)	November 30, 2012	February 29, 2012

Deferred financing fees (less current portion of $3,658 at November 2012 and $4,882 at February 2012)	$15,438	$10,409
Cash value of life insurance (net of loans of $0 at November 2012 and $3,000 at February 2012)	4,019	1,006
Capitalized software (net of accumulated amortization $974 at November 2012 and $160 at February 2012)	9,594	11,719
Deferred stripping costs	3,848	2,994
Other	2,870	3,232
Total other assets	$35,769	$29,360

As part of our debt refinancing transactions on March 15, 2012, we incurred and capitalized $15.0 million of deferred financing fees.  The Company recognized a loss on debt retirement of approximately $6.4 million related to the write-off of unamortized debt issuance costs.  The write-off of the debt issuance costs were recorded as a component of net interest expense.

During the second fiscal quarter ended August 31, 2012, the Company recorded a $1.3 million reduction to capitalized software related to our new ERP system.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Asset Retirement Obligations

The change in the asset retirement obligations for the nine months ended November 30, 2012 consists of the following:

(In thousands)

Balance at February 29, 2012	$11,360
Accretion expense	482
Change in estimated obligations	6,420
Liabilities settled	(4,123)
Balance at November 30, 2012	$14,139

New Accounting Standards

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

For the Quarter ended November 30, 2012

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

The Company was unable to timely file its Form 10-K, its first quarter Form 10-Q, its second quarter Form 10-Q and its third quarter Form 10-Q as a result of complications in the ERP implementation and the material weaknesses in the Company’s internal control over financial reporting previously reported in the Company’s filings with the SEC.  The ABL Facility required the Company’s audited financial statements to be issued by May 29, 2012 and the Company’s first quarter Form 10-Q to be issued by July 16, 2012, and the Company’s second quarter Form 10-Q to be issued by October 15, 2012.  The indenture for the Secured Notes and the indenture for the Company’s $250.0 million 11% senior notes due 2018 (the “Notes”) required financial statements to be issued within 15 days of these aforementioned dates.  As a result, the Company obtained an amendment of the ABL Facility on September 7, 2012 and extensions to file its Form 10-K and first and second quarter Form 10-Q on September 28, 2012, November 9, 2012 and December 7, 2012. The Company filed its Form 10-K on December 17, 2012 and its Form 10-Q for the first quarter on December 26, 2012.  Also, the first amendment to the ABL Facility required the Company to develop a Profit and Liquidity Enhancement Plan and a Reporting Enhancement Plan (together, the “Plans”) as defined in the amendment, by October 1, 2012 and October 15, 2012, respectively. The Company submitted the Plans to the bank in accordance with the first amendment. The first amendment also allows M&T, in the event they cannot syndicate the ABL Facility by December 15, 2012, to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility. However, there have been no further modifications to the terms of the ABL Facility.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the calculation of the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, the borrowing base would be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property, plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus, (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

On September 5 and 6, 2012 the Company received notices of default from the trustee under the Secured Notes and the Notes (as defined in Note 4, “Long-Term Debt”), respectively. The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s Annual Report on Form 10-K for the year ended February 29, 2012 and Quarterly Report on Form10-Q for the period ended May 31, 2012 in a timely manner as required by the underlying indentures. In accordance with the terms and conditions of the underlying indentures, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February 29, 2012 and its Quarterly Report on Form 10-Q for the period ended May 31, 2012 within the 120 day period and therefore has cured such defaults under the indentures.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s  inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

On February 14, 2013, the Company received an additional extension of time to issue its Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

This Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

3.              Accrued Liabilities

Accrued liabilities consisted of the following:

	November 30,	February 29,
(In thousands)	2012	2012

Payroll and vacation	$7,851	$8,496
Contract expenses	796	518
Withholding taxes	1,786	2,862
Interest	9,384	14,055
Insurance	17,398	18,353
Deferred acquisition liability	3,000	3,610
Billings in excess of costs and estimated earnings on uncompleted contracts	2,137	255
Other	1,487	3,482
Total accrued liabilities	$43,839	$51,631

4.              Long-Term Debt

	November 30,	February 29,
(In thousands)	2012	2012

Land, equipment and other obligations	$23,374	$23,016
First lien term loan A & B	—	145,383
First lien revolving credit facility	—	100,113
ABL Facility	35,673	—
Notes due 2018	250,000	250,000
Secured notes due 2018	276,925	—
Obligations under capital leases	8,833	10,501
Total debt	594,805	529,013
Less: Current portion	(16,219)	(7,538)
Total long-term debt	$578,586	$521,475

Refinancing

On March 15, 2012, the Company completed the sale of $265.0 million of its 13.0% Secured Notes due 2018 at par.  In connection with the sale of the Secured Notes, the Company also entered into the ABL Facility.  The Company utilized the proceeds from the sale of the Secured Notes and borrowings under the ABL Facility to repay all amounts outstanding under, and terminate, the Credit Agreement and certain other debt.  See Note 2, “Risks and Uncertainties” and Note 10, “Subsequent Events” for additional discussion of the Secured Notes, the ABL Facility and details on ABL Facility amendments received and notice of default received from the trustee.  The Company classified the components of the debt refinanced on March 15, 2012 as long-term in the condensed consolidated balance sheet as of February 29, 2012.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum.  Principally all loans are secured by the land and equipment acquired.

Obligations include three revenue bonds to different industrial development authorities with counties in Pennsylvania with a total amount outstanding of $5.8 million as of November 30, 2012 and four revenue bonds with a total amount outstanding of $10.6 million as of February 29, 2012. The effective interest rate on the industrial development bonds ranged from 0.30% to 0.41% for the three months ended November 30, 2012 and 0.28% to 0.46% for the year ended February 29, 2012.  The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Obligations include the cash overdrafts liability of $5.5 million; as disclosed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Cash and Cash Equivalents and Restricted Cash”; which is included within the current portion of long-term debt as of November 30, 2012.

First lien term loan A & B

The Company repaid all borrowings under the first lien term loan A & B and terminated the associated Credit Agreement on March 15, 2012.

First lien revolving credit facility

The Company repaid all borrowings under the first lien revolving credit facility and terminated the associated Credit Agreement on March 15, 2012.

Asset-Based Loan Facility

Original Terms

On March 15, 2012, the Company entered into a credit agreement for the ABL Facility (the “ABL Facility Agreement”) with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility provides for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  At November 30, 2012, the Company classified borrowings under the ABL Facility as long-term due to its ability to maintain such borrowings on a long term basis.  As of November 30, 2012, the weighted average interest rate on the ABL facility was 4.0% and the borrowing base was $130.6 million.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of the ABL Facility Agreement until September 7, 2012 (date of amendment, discussed below), the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed by all of the Company’s subsidiaries that guarantee the Secured Notes and the Notes and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Covenants

The ABL Facility provides that if excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable. In addition, the ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of November 30, 2012 the Company was in compliance with these affirmative and negative covenants.

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

On February 14, 2013, the Company received an additional extension of time to issue this Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of Notes at par value.  Interest on the Notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of the Notes were used to pay down debt.

Secured Notes due 2018

Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15.  The Company will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. The Company used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses.  The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At November 30, 2012, PIK interest was $17.1

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

million ($11.9 million was recorded as an increase to the Secured Notes and $5.2 million was recorded as a long-term obligation in Other liabilities).

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

The Secured Notes are guaranteed on a joint and several basis by the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 9, “Condensed Issuer, Guarantor and Non Guarantor Financial Information”) that currently guarantee the Company’s Notes and the ABL Facility. The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”).

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

In accordance with the indenture for the Secured Notes, the Company was required to file a registration statement with the Securities and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 11, 2013.  We have not filed the registration statement or completed the exchange offer.  Due to the failure to consummate the exchange offer within the required time period, the interest rate on the Secured Notes will increase by 0.25% per annum for the first 90-day period following the default and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum until such exchange offer is completed or the Secured Notes are redeemed.

Obligations under capital leases

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

The Company’s effective income tax rate was 43.8% and 48.3% for the three months ended November 30, 2012 and 2011, respectively.  The Company’s effective tax rate was 41.0% and 45.5% for the nine months ended November 30, 2012 and 2011, respectively.  The principal factor affecting the comparability of the effective income tax rate for the respective periods is a result of increased projected pre-tax book loss of the Company for the year ended February 28, 2013, when compared to projected pre-tax book loss of the Company for the year ended February 29, 2012. When pre-tax book income is projected for the year, favorable permanent items can decrease the Company’s effective tax rate well below the statutory rate of 35%.  In the case where a pre-tax book loss is projected for the year, favorable permanent differences will increase this loss for tax purposes, and subsequently increase the effective tax rate projected for the year.  The substantial increase in the estimated full year pre-tax book loss when compared to the prior period was the primary driver of the decrease in tax expense.  The significant pre-tax loss reduces the impact of permanent adjustments which did not materially change period over period.  The state tax impact on the effective tax rate was minimal because of anticipated valuation allowance needs for deferred tax assets relating to state losses originating in the current period.  Our income tax benefits for the three and nine months ended November 30, 2012 are based on an estimated annual effective income tax rate of 36.7%.  Included in the income tax benefits for these periods is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for the year ended February 29, 2012 in November 2012.  This out-of-period adjustment is not material to the prior or current condensed consolidated financial statements.

The cash taxes paid were not material for the three and nine months ended November 30, 2012 and November 30, 2011, respectively, primarily as a result of the net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $2.3 million for the three months ended November 30, 2012 and 2011, and $6.2 million for the nine months ended November 30, 2012 and 2011.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and nine months ended November 30, 2012 and 2011, was as follows:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$68	$53	$203	$162
Interest cost	99	109	297	329
Expected return on plan assets	(146)	(153)	(439)	(463)
Amortization of prior service cost	15	15	45	46
Recognized net actuarial loss	62	29	186	87
Total pension expense	$98	$53	$292	$161

The Company made contributions to the defined benefit pension plans of $0.2 million during the nine months ended November 30, 2012 and expects to make additional contributions of $0.1 million in the remainder of fiscal year 2013.

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive income (loss) or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of November 30, 2012 and February 29, 2012 in our condensed consolidated balance sheets.   Reserves for retained losses within this captive, which are recorded in accrued liabilities in our condensed consolidated balance sheets, were approximately $8.5 million and $9.7 million as of November 30, 2012 and February 29, 2012, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.  Other accrued amounts included as insurance, which mostly relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $8.7 million as of November 30, 2012 and February 29, 2012.

8.              Segment Reporting

The Company reports information about its operating segments using the “management approach,” which is based on the way management organizes and reports the segments within the organization for making operating decisions and assessing performance to the chief operating decision maker. The Company’s three reportable segments are: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment.  Almost all activity of the Company is domestic.  Segment information includes both intersegment and certain intrasegment activities.

The Company reviews earnings of the segments principally at the operating profit level and accounts for intersegment and certain intrasegment sales at prices that range from negotiated rates to those that approximate fair market value. Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit.  These costs include corporate administrative functions, unallocated corporate functions and divisional administrative functions.

The Company’s segment revenue presentation for the three and nine months ended November 30, 2011 has been revised to conform to the current presentation. The revisions resulted in decreases to heavy/highway construction revenue and eliminations of $11.3 million and $23.0 million for the three and nine months ended November 30, 2011, respectively.  These revisions were made to align with the current management approach related to this segment.

The following is a summary of certain financial data for the Company’s operating segments:

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011
Revenue
Construction materials	$141,831	$161,788	$458,257	$469,826
Heavy/highway construction	71,969	86,402	234,915	251,832
Traffic safety services and equipment	21,104	21,155	69,219	69,015
Other revenues	6,735	4,674	13,885	13,584
Segment totals	241,639	274,019	776,276	804,257
Eliminations	(51,403)	(60,132)	(167,517)	(176,887)
Total revenue	$190,236	$213,887	$608,759	$627,370

Operating income (loss)
Construction materials	$11,621	$22,340	$47,710	$60,439
Heavy/highway construction	(3,632)	4,634	(1,693)	5,363
Traffic safety services and equipment	875	1,366	(400)	4,544
Corporate and unallocated	(6,887)	(6,021)	(18,576)	(11,830)
Total operating income	$1,977	$22,319	$27,041	$58,516

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011
Product and services revenue
Construction materials
Aggregates	$50,864	$58,677	$163,785	$170,341
Hot mix asphalt	57,636	67,417	193,526	197,795
Ready mixed concrete	18,901	18,921	54,785	52,627
Precast/prestressed structural concrete	6,698	8,602	21,318	22,695
Masonry products	4,056	4,312	12,684	13,901
Construction supply centers	3,676	3,859	12,159	12,467
Heavy/highway construction	71,969	86,402	234,915	251,832
Traffic safety services and equipment	21,104	21,155	69,219	69,015
Other revenues	6,735	4,674	13,885	13,584
Eliminations	(51,403)	(60,132)	(167,517)	(176,887)
Total revenue	$190,236	$213,887	$608,759	$627,370

Product and services operating income (loss)
Construction materials
Aggregates	$5,533	$13,174	$22,541	$35,549
Hot mix asphalt	5,440	7,221	21,938	20,394
Ready mixed concrete	864	1,509	3,622	4,012
Precast/prestressed structural concrete	(445)	(11)	(939)	(461)
Masonry products	(129)	212	(592)	27
Construction supply centers	358	235	1,140	918
Heavy/highway construction	(3,632)	4,634	(1,693)	5,363
Traffic safety services and equipment	875	1,366	(400)	4,544
Corporate and unallocated	(6,887)	(6,021)	(18,576)	(11,830)
Total operating income	$1,977	$22,319	$27,041	$58,516

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2012	2011	2012	2011
Depreciation, depletion and amortization
Construction materials	$5,831	$5,902	$21,132	$21,916
Heavy/highway construction	4,037	3,853	8,854	7,234
Traffic safety services and equipment	2,128	1,907	5,542	5,377
Corporate and unallocated	1,385	494	2,976	1,262
Total depreciation, depletion and amortization	$13,381	$12,156	$38,504	$35,789

9.              Condensed Issuer, Guarantor and Non Guarantor Financial Information

The Company’s Secured Notes and Notes are guaranteed by certain subsidiaries.  Except for Rock Solid, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Secured Notes or the Notes.  These entities include Rock Solid, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”).

The following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

The Company revised its condensed consolidating statements of comprehensive income for the three and nine months ended November 30, 2011, to correct certain errors in noncontrolling interest and certain other eliminating adjustments.  The revisions were made to accurately present parent company and eliminating activity in the appropriate columns of the consolidating schedules. For the three and nine months ended November 30, 2011, the revisions resulted in an increase of $0.1 million and a decrease of $0.5 million, respectively, to “Income before income taxes” in the Eliminations columns and an offsetting amounts in the New Enterprise Stone & Lime Co., Inc. columns.  In addition, a decrease of $0.1 million and an increase of $0.5 million for the three and nine months ended November 30, 2011, respectively, were made to “Less: comprehensive income attributable to noncontrolling interest” in the Eliminations columns with offsetting amounts in the Non Guarantors columns.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Condensed Consolidating Balance Sheet at November 30, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$25	$20	$8,436	$—	$8,481
Restricted cash	1,507	106	8,843	—	10,456
Accounts receivable	93,254	17,011	14	—	110,279
Inventories	113,758	16,132	—	—	129,890
Net investment in lease	—	—	634	(634)	—
Deferred income taxes	14,353	1,040	—	—	15,393
Other current assets	7,593	1,445	25	—	9,063
Total current assets	230,490	35,754	17,952	(634)	283,562
Property, plant and equipment, net	351,220	22,588	7,741	(7,741)	373,808
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	10,797	14,767	—	—	25,564
Investment in subsidiaries	86,276	—	—	(86,276)	—
Intercompany receivables	279	17,176	—	(17,455)	—
Other assets	34,549	1,220	—	—	35,769
Total assets	$798,613	$97,350	$25,693	$(112,106)	$809,550
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$16,052	$—	$801	$(634)	$16,219
Accounts payable - trade	24,673	2,221	158	—	27,052
Accrued liabilities	30,692	4,228	8,919	—	43,839
Total current liabilities	71,417	6,449	9,878	(634)	87,110
Intercompany payables	17,176	—	279	(17,455)	—
Long-term debt, less current maturities	571,592	—	6,994	—	578,586
Obligations under capital leases, less current installments	7,741	—	—	(7,741)	—
Deferred income taxes	72,599	10,631	—	—	83,230
Other liabilities	29,119	1,024	—	—	30,143
Total liabilities	769,644	18,104	17,151	(25,830)	779,069
Equity
New Enterprise Stone & Lime Co., Inc. equity	28,969	79,246	7,030	(86,276)	28,969
Noncontrolling interest	—	—	1,512	—	1,512
Total equity	28,969	79,246	8,542	(86,276)	30,481
Total liabilities and equity	$798,613	$97,350	$25,693	$(112,106)	$809,550

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Condensed Consolidating Balance Sheet at February 29, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$7,106	$476	$7,450	$—	$15,032
Restricted cash	1,379	102	8,841	—	10,322
Accounts receivable	61,891	14,933	17	—	76,841
Inventories	114,888	17,307	—	—	132,195
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,912	1,107	—	—	16,019
Other current assets	7,434	326	28	—	7,788
Total current assets	207,610	34,251	16,946	(610)	258,197
Property, plant and equipment, net	345,461	25,947	7,451	(7,285)	371,574
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	10,904	15,440	—	—	26,344
Investment in subsidiaries	82,166	—	—	(82,166)	—
Intercompany receivables	280	16,310	—	(16,590)	—
Other assets	29,360	—	—	—	29,360
Total assets	$760,783	$97,793	$24,397	$(106,651)	$776,322
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$7,671	$—	$477	$(610)	$7,538
Accounts payable - trade	24,239	3,166	153	—	27,558
Accrued liabilities	38,594	3,309	9,728	—	51,631
Total current liabilities	70,504	6,475	10,358	(610)	86,727
Intercompany payables	16,310	—	280	(16,590)	—
Long-term debt, less current maturities	514,191	—	7,284	—	521,475
Obligations under capital leases, less current installments	7,285	—	—	(7,285)	—
Deferred income taxes	82,772	13,902	—	—	96,674
Other liabilities	21,445	133	—	—	21,578
Total liabilities	712,507	20,510	17,922	(24,485)	726,454
Equity
New Enterprise Stone & Lime Co., Inc. equity	48,276	77,283	4,883	(82,166)	48,276
Noncontrolling interest	—	—	1,592	—	1,592
Total equity	48,276	77,283	6,475	(82,166)	49,868
Total liabilities and equity	$760,783	$97,793	$24,397	$(106,651)	$776,322

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ending November 30, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$168,021	$22,644	$1,974	$(2,403)	$190,236
Cost of revenue (exclusive of items shown separately below)	136,264	18,091	807	(2,403)	152,759
Depreciation, depletion and amortization	10,454	2,927	—	—	13,381
Pension and profit sharing	2,297	87	—	—	2,384
Selling, administrative, and general expenses	17,189	2,429	95	—	19,713
Loss on sales of property and equipment	15	7	—	—	22
Operating income (loss)	1,802	(897)	1,072	—	1,977
Interest expense, net	(17,597)	(69)	(68)	—	(17,734)
(Loss) income before income taxes	(15,795)	(966)	1,004	—	(15,757)
Income tax benefit	(5,551)	(1,358)	—	—	(6,909)
Equity in earnings of subsidiaries	1,031	—	—	(1,031)	—
Net (loss) income	(9,213)	392	1,004	(1,031)	(8,848)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	46	—	—	—	46
Comprehensive (loss) income	(9,167)	392	1,004	(1,031)	(8,802)
Less: comprehensive income attributable to noncontrolling interest	—	—	(365)	—	(365)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(9,167)	$392	$639	$(1,031)	$(9,167)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ending November 30, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$198,870	$21,344	$1,028	$(7,355)	$213,887
Cost of revenue (exclusive of items shown separately below)	152,833	15,597	448	(7,355)	161,523
Depreciation, depletion and amortization	10,282	1,874	—	—	12,156
Pension and profit sharing	2,338	47	—	—	2,385
Selling, administrative, and general expenses	12,874	2,289	68	—	15,231
Loss on sales of property and equipment	273	—	—	—	273
Operating income	20,270	1,537	512	—	22,319
Interest expense, net	(11,135)	(45)	(157)	—	(11,337)
Income before income taxes	9,135	1,492	355	—	10,982
Income tax expense (benefit)	5,421	(119)	—	—	5,302
Equity in earnings of subsidiaries	2,047	—	—	(2,047)	—
Net income	5,761	1,611	355	(2,047)	5,680
Unrealized actuarial gains and amortization of prior service costs, net of income tax	17	—	—	—	17
Comprehensive income	5,778	1,611	355	(2,047)	5,697
Less: comprehensive loss attributable to noncontrolling interest	—	—	81	—	81
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$5,778	$1,611	$436	$(2,047)	$5,778

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ending November 30, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$540,013	$71,343	$5,927	$(8,524)	$608,759
Cost of revenue (exclusive of items shown separately below)	429,734	57,358	2,135	(8,524)	480,703
Depreciation, depletion and amortization	31,875	6,629	—	—	38,504
Intangible asset impairment	—	300	—	—	300
Pension and profit sharing	6,213	271	—	—	6,484
Selling, administrative, and general expenses	48,107	7,328	298	—	55,733
(Gain) loss on sales of property and equipment	(107)	101	—	—	(6)
Operating income (loss)	24,191	(644)	3,494	—	27,041
Interest expense, net	(57,751)	(212)	(343)	—	(58,306)
(Loss) income before income taxes	(33,560)	(856)	3,151	—	(31,265)
Income tax benefit	(10,006)	(2,819)	—	—	(12,825)
Equity in earnings of subsidiaries	4,110	—	—	(4,110)	—
Net (loss) income	(19,444)	1,963	3,151	(4,110)	(18,440)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	137	—	—	—	137
Comprehensive (loss) income	(19,307)	1,963	3,151	(4,110)	(18,303)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,004)	—	(1,004)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(19,307)	$1,963	$2,147	$(4,110)	$(19,307)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ending November 30, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$572,771	$67,049	$4,856	$(17,306)	$627,370
Cost of revenue (exclusive of items shown separately below)	447,536	49,446	1,749	(17,306)	481,425
Depreciation, depletion and amortization	30,111	5,678	—	—	35,789
Pension and profit sharing	6,231	156	—	—	6,387
Selling, administrative, and general expenses	39,298	6,836	351	—	46,485
Gain on sales of property and equipment	(1,232)	—	—	—	(1,232)
Operating income	50,827	4,933	2,756	—	58,516
Interest expense, net	(34,262)	(171)	(482)	—	(34,915)
Income before income taxes	16,565	4,762	2,274	—	23,601
Income tax expense (benefit)	11,011	(262)	—	—	10,749
Equity in earnings of subsidiaries	6,780	—	—	(6,780)	—
Net income	12,334	5,024	2,274	(6,780)	12,852
Unrealized actuarial gains and amortization of prior service costs, net of income tax	80	—	—	—	80
Comprehensive income	12,414	5,024	2,274	(6,780)	12,932
Less: comprehensive income attributable to noncontrolling interest	—	—	(518)	—	(518)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$12,414	$5,024	$1,756	$(6,780)	$12,414

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

Condensed Consolidating Statement of Cash Flows for the nine months ending November 30, 2012

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(13,020)	$2,325	$2,462	$—	$(8,233)
Cash flows from investing activities
Capital expenditures	(29,110)	(2,777)	—	—	(31,887)
Capitalized software	(23)	—	—	—	(23)
Proceeds from sale of property and equipment	194	—	—	—	194
Change in cash value of life insurance	(3,013)	—	—	—	(3,013)
Change in restricted cash	(127)	(4)	(2)	—	(133)
Net cash used in investing activities	(32,079)	(2,781)	(2)	—	(34,862)
Cash flows from financing activities
Proceeds from revolving credit	224,413	—	—	—	224,413
Repayment of revolving credit	(283,361)	—	—	—	(283,361)
Repayment of long-term debt	(153,639)	—	(390)	—	(154,029)
Payments on capital leases	(3,846)	—	—	—	(3,846)
Proceeds from issuance of long-term debt	268,513	—	—	—	268,513
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(1,084)	—	(1,084)
Net cash provided by (used in) financing activities	38,018	—	(1,474)	—	36,544
Net (decrease) increase in cash and cash equivalents	(7,081)	(456)	986	—	(6,551)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$25	$20	$8,436	$—	$8,481

Condensed Consolidating Statement of Cash Flows for the nine months ending November 30, 2011

(In thousands)

	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(26,219)	$1,329	$432	$(1,200)	$(25,658)
Cash flows from investing activities
Capital expenditures	(23,471)	(3,206)	—	—	(26,677)
Capitalized software	(5,978)	—	—	—	(5,978)
Proceeds from sale of property and equipment	1,208	405	990	—	2,603
Change in cash value of life insurance	2,968	—	—	—	2,968
Change in restricted cash	348	—	(8,840)	—	(8,492)
Net cash used in investing activities	(24,925)	(2,801)	(7,850)	—	(35,576)
Cash flows from financing activities
Proceeds from revolving credit	108,717	—	—	—	108,717
Repayment of revolving credit	(42,500)	—	—	—	(42,500)
Repayment of long-term debt	(22,526)	—	(1,958)	—	(24,484)
Payments on capital leases	(3,975)	—	—	—	(3,975)
Proceeds from issuance of long-term debt	12,398	—	—	—	12,398
Debt issuance costs	(1,663)	—	—	—	(1,663)
Dividends paid	—	—	(1,200)	1,200	—
Distribution to noncontrolling interest	—	—	(1,095)	—	(1,095)
Net cash provided by (used in) financing activities	50,451	—	(4,253)	1,200	47,398
Net decrease in cash and cash equivalents	(693)	(1,472)	(11,671)	—	(13,836)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$4,365	$—	$1,828	$—	$6,193

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended November 30, 2012

10.       Subsequent Events

Amendment of ABL Facility

On December 7, 2012, the Company entered into the second amendment to the ABL Facility to change the required January 14, 2013 delivery date of its third quarter Form 10-Q to March 15, 2013.

On February 14, 2013, the Company received additional extensions of time to issue its Quarterly Report on Form 10-Q for the second quarter of fiscal 2013 to February 28, 2013 and to issue this Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

Notice of Default

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

This Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

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

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment.  Construction materials is comprised of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production, and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks.  Heavy/highway construction includes heavy construction, blacktop paving and other site preparation services.  Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation.  Traffic safety services and equipment consists primarily of sales, leasing, and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Market conditions remained challenging through the first three quarters of fiscal year 2013.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2013, which will continue to affect our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2013.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending.  We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011

Revenue	$190,236	$213,887	$608,759	$627,370
Cost of revenue (exclusive of items shown separately below)	152,759	161,523	480,703	481,425
Depreciation, depletion and amortization	13,381	12,156	38,504	35,789
Intangible asset impairment	—	—	300	—
Pension and profit sharing	2,384	2,385	6,484	6,387
Selling, administrative, and general expenses	19,713	15,231	55,733	46,485
Loss (gain) on sales of property and equipment	22	273	(6)	(1,232)
Operating income	1,977	22,319	27,041	58,516
Interest expense, net	(17,734)	(11,337)	(58,306)	(34,915)
(Loss) income before income taxes	(15,757)	10,982	(31,265)	23,601
Income tax (benefit) expense	(6,909)	5,302	(12,825)	10,749
Net (loss) income	$(8,848)	$5,680	$(18,440)	$12,852

The tables below disclose revenue and operating income data for our reportable segments on a gross basis.  We include intersegment and certain intrasegment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  Total net revenue and total operating income exclude inter-segment sales and delivery revenues and costs.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below.  We include all non-allocated operating costs in the eliminations line item presented below.

The Company’s segment revenue presentation for the three and nine months ended November 30, 2011 has been revised to conform to the current presentation. The revisions resulted in decreases to heavy/highway construction revenue and eliminations of $11.3 million and $23.0 million for the three and nine months ended November 30, 2011, respectively.  These revisions were made to align with the current management approach related to this segment.

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Construction materials	$141,831	$161,788	$458,257	$469,826
Heavy/highway construction	71,969	86,402	234,915	251,832
Traffic safety services and equipment	21,104	21,155	69,219	69,015
Other revenues	6,735	4,674	13,885	13,584
Segment totals	241,639	274,019	776,276	804,257
Eliminations	(51,403)	(60,132)	(167,517)	(176,887)
Total revenue	$190,236	$213,887	$608,759	$627,370

The following tables summarize the percentage of revenue and operating income (loss) from our primary lines of business:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011

Revenue:
Construction materials	58.7%	59.0%	59.0%	58.4%
Heavy/highway construction	29.8%	31.5%	30.3%	31.3%
Traffic safety services and equipment	8.7%	7.7%	8.9%	8.6%
Other revenues	2.8%	1.8%	1.8%	1.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2012	2011	2012	2011

Operating income:
Construction materials	$11,621	$22,340	$47,710	$60,439
Heavy/highway construction	(3,632)	4,634	(1,693)	5,363
Traffic safety services and equipment	875	1,366	(400)	4,544
Other non-core business operations	827	324	538	551
Segment totals	9,691	28,664	46,155	70,897
Corporate and unallocated	(7,714)	(6,345)	(19,114)	(12,381)
Total operating income	$1,977	$22,319	$27,041	$58,516

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Revenue

Revenue for our construction materials business decreased $20.0 million, or 12.4%, to $141.8 million for the three months ended November 30, 2012 compared to $161.8  million for the three months ended November 30, 2011.  This decrease was primarily attributable to the decrease in sales of aggregates, hot mix asphalt and precast/prestressed structural concrete in the amount of $7.8 million, $9.8  million and $1.9 million, respectively.  Sales volumes of aggregates decreased 18.1% to 4.3 million tons shipped and consumed and the average price per ton shipped and consumed increased 5.9% to $11.76 for the three months ended November 30, 2012.  Sales volumes of hot mix asphalt decreased 14.8% to 1.1 million tons shipped and consumed while the average price per ton shipped and consumed increased 0.3% to $54.04.  Sales volumes of precast/prestressed structural concrete decreased 38.9%.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $14.4  million, or 16.7%, to $72.0 million for the three months ended November 30, 2012 compared to $86.4  million for the three months ended November 30, 2011.  We continue to experience strong competition, as well as a reduced number of projects, in the public and commercial markets.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment businesses decreased $0.1 million, or 0.5%, to $21.1  million for the three months ended November 30, 2012 compared to $21.2 million for the three months ended November 30, 2011.  The decrease was the result of decreased rental service activity, which was offset by increased equipment sales.  The increase in equipment sales can be attributed primarily to the continued benefits associated with the enhancement of our product offerings.  Overall rental service activity decreased compared to the prior period as a result of increased competition.

Cost of Revenue

Cost of revenue decreased $8.7 million, or 5.4% to $152.8 million for the three months ended November 30, 2012 compared to $161.5 million for the three months ended November 30, 2011. Cost of revenue as a percentage of revenue increased for the three months ended November 30, 2012 to 80.3% from 75.5% for the three months ended November 30, 2011, due to reduced profitability in all three of our businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.2 million, or 9.8%, to $13.4 million for the three months ended November 30, 2012 compared to $12.2 million for the three months ended November 30, 2011. The increase is primarily due to $0.3 million of capitalized software amortization in the current period related to our new ERP system and other new assets placed in service.  Amortization of capitalized software began during the fourth quarter of fiscal year 2012.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased  $4.5 million, or 29.6%, to $19.7 million for the three months ended November 30, 2012 compared to $15.2 million for the three months ended November 30, 2011, which was primarily attributable to higher legal and accounting fees of $2.8 million and $1.0 million in costs associated with the remediation of our ERP system.

Operating Income

Operating income for our construction materials business decreased $10.7 million, or 48.0%, to $11.6  million for the three months ended November 30, 2012 compared to $22.3 million for the three months ended November 30, 2011. Operating income as a percentage of construction materials revenue was 8.2% in the current period compared to 13.8% in the prior period.  Income from the sale of aggregates decreased $7.7 million, or 58.3%, to $5.5  million for the three months ended November 30, 2012 compared to $13.2 million for the three months ended November 30, 2011.  Additionally, operating income for hot mix asphalt also decreased $1.8 million, or 25.0%, to $5.4  million for the three months ended November 30, 2012 compared to $7.2  million for the three months ended November 30, 2011.    The overall decrease in operating income from our construction material business was primarily attributable to reduced sales volume without a commensurate reduction in costs.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Operating income for our heavy/highway construction business decreased $8.2 million to a $3.6 million loss for the three months ended November 30, 2012 compared to income of $4.6 million for the three months ended November 30, 2011.  The change in profitability for the third quarter is primarily attributable to a decrease in activity without a commensurate reduction in costs and the general timing of the completion of various jobs.

Operating income for our traffic safety services and equipment businesses decreased $0.5 million to $0.9 million for the three months ended November 30, 2012 compared to $1.4 million for three months ended November 30, 2011.  The decrease in operating income is primarily due to decreased rental service activity due to increased competition, partially offset by increased sales of highway safety equipment.

Interest Expense, net

Net interest expense increased $6.4 million, or 56.6%, to $17.7 million for the three months ended November 30, 2012 compared to $11.3 million for the three months ended November 30, 2011. This increase is due to the increase in the Company’s net effective interest rate associated with the issuance of the Secured Notes as well as an overall increase in the average debt outstanding in the current period.

Income Tax Expense

Our effective tax rates for the three months ended November 30, 2012 and 2011 were 43.8% and 48.3%, respectively.  We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual tax rate.  As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results.  The swing from tax expense to tax benefit for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011 is a result of a swing from pre-tax book earnings to a pre-tax book loss.  The projected loss year over year has increased significantly which reduces the impact of the permanent adjustments which have not materially changed year over year.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.  Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.  Our income tax benefit for the current period is based on an estimated annual effective income tax rate of 36.7%.  Included in the income tax benefit for this period is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for the year ended February 29, 2012 in November 2012.  This out-of-period adjustment is not material to the prior or current condensed consolidated financial statements.

Nine Months Ended November 30, 2012 Compared to Nine Months Ended November 30, 2011

Revenue

Revenue for our construction materials business decreased $11.5 million, or 2.4%, to $458.3 million for the nine months ended November 30, 2012 compared to $469.8 million for the nine months ended November 30, 2011. This decrease was primarily attributable to the decrease in sales of aggregates, hot mix asphalt and precast/prestressed structural concrete in the amount of $6.5  million, $4.3 million and $1.4 million respectively, which was partially offset by a $2.2 million increase in ready mixed concrete. Sales volumes of aggregates decreased 4.7% to 14.81 million tons shipped and consumed and the average price per ton shipped and consumed increased 0.9% to $11.06 for the nine months ended November 30, 2012.  Sales volumes of hot mix asphalt decreased 3.3% to 3.54 million tons shipped and consumed and partially offset by an increase in the average price per ton shipped and consumed of 1.2% to $54.66.  Precast/prestressed structural concrete sales volume decreased 32.0%.  The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $16.9 million, or 6.7%, to $234.9  million for the nine months ended November 30, 2012 compared to $251.8 million for the nine months ended November 30, 2011.  We continue to experience strong competition in the public and commercial markets.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment business increased $0.2 million, or 0.3%, to $69.2 million for the nine months ended November 30, 2012 as compared to $69.0 million for the nine months ended November 30, 2011.  The increase is attributable to increased equipment sales, offset by decreased rental service activity and a $1.1 million state use tax refund included in the nine months ended November 30, 2011.

Cost of Revenue

Cost of revenue decreased $0.7 million to $480.7 million for the nine months ended November 30, 2012 compared to $481.4 million for the nine months ended November 30, 2011. Cost of revenue as a percentage of revenue increased to 79.0% for the nine months ended November 30, 2012 compared to 76.7% for the nine months ended November 30, 2011, due to reduced profitability in all three of our businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2.7 million, or 7.5%, to $38.5 million for the nine months ended November 30, 2012 compared to $35.8 million for the nine months ended November 30, 2011.  The increase is primarily due to increased depreciation related to capitalized asset retirement obligations of approximately $1.2 million, $0.8 million of capitalized software amortization in the current period related to our new ERP system and other new assets placed in service.  Amortization of capitalized software began during the fourth quarter of fiscal year 2012.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $9.2 million, or 19.8%, to $55.7 million for the nine months ended November 30, 2012 compared to $46.5 million for the nine months ended November 30, 2011. The increase was primarily attributable to costs associated with the remediation of our ERP system of approximately $5.2 million and higher legal and accounting fees of $3.8 million.

Operating Income

Operating income for our construction materials business decreased $12.7 million, or 21.0%, to $47.7 million for the nine months ended November 30, 2012 compared to $60.4 million for the nine months ended November 30, 2011. Operating income for construction materials as a percentage of construction materials revenue was 10.4% in the current period compared to 12.9% in the prior period.  The decrease in aggregates income of $13.0 million, or 36.6%, to $22.5 million was partially offset by an increase in income of hot mix asphalt of $1.5 million.  The overall decrease in income from our construction material business was primarily attributable to the reduced sales volume without a commensurate reduction in costs and $2.2 million of higher stripping costs associated with uncovering additional reserves.

Operating income for our heavy/highway construction business decreased $7.1 million to a $1.7 million loss for the nine months ended November 30, 2012 compared to $5.4 million of income for the nine months ended November 30, 2011.  The change in profitability for the third quarter is primarily attributable to a decrease in activity without a commensurate reduction in costs and the general timing of the completion of various jobs.

The operating results for our traffic safety services and equipment business decreased $4.9 million to a $0.4 million loss during the nine months ended November 30, 2012 compared to income of $4.5 million during the nine months ended November 30, 2011. The decrease was attributable primarily to a decrease in rental service activity and the fact that prior year included a $1.1 million state use tax refund.  The decrease in rental service activity was due to increased competition as well as decreased Marcellus Shale related activity.

Interest Expense, net

Net interest expense increased $23.4 million, or 67.0%, to $58.3 million for the nine months ended November 30, 2012 compared to $34.9 million for the nine months ended November 30, 2011.  For the nine months ended November 30, 2012, we recognized a $6.4 million loss on extinguishment of debt associated with the write-off of unamortized deferred financing fees.  The remaining increase was attributable to higher interest rates associated with the Secured Notes issued on March 15, 2012 as well an overall increase in the average debt outstanding in the current period.

Income Tax Expense

Our effective tax rates for the nine months ended November 30, 2012 and 2011 were 41.0% and 45.5%, respectively. We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual tax rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available such as year-to-date financial results. The swing from tax expense to tax benefit for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011 is a result of a swing from pre-tax book earnings to a pre-tax book loss.    The effective tax rate decreased as a result of the effect of the permanent adjustments, which did not materially change year over year, are reduced with the substantial increase in projected pre-tax book loss year over year.  This continual estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective interim tax rate and there may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.  Our income tax benefit for the current period is based on an estimated annual effective income tax rate of 36.7%.  Included in the income tax benefit for this period is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for the year ended February 29, 2012 in November 2012.  This out-of-period adjustment is not material to the prior or current condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of November 30, 2012, we had $8.5 million in cash and cash equivalents and working capital of $196.5 million as compared to $15.0 million in cash and cash equivalents and working capital of $171.5 million as of February 29, 2012.  In May 2012, we began managing our cash and cash equivalents through a cash pooling arrangement with a single financial institution, which has resulted in lower overall cash and cash equivalents balances as excess cash is applied daily to our ABL Facility.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $10.5 million and $10.3 million as of November 30, 2012 and February 29, 2012, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

On March 15, 2012, the Company completed the sale of its Secured Notes at par.  In connection with the sale of the Secured Notes, the Company also entered into the ABL Facility. The Company utilized the proceeds from the sale of the Secured Notes and the new ABL Facility to repay all amounts outstanding under, and terminate, the Credit Agreement and certain other debt.

As of November 30, 2012, the ABL Facility had $35.7 million outstanding and a borrowing base of $130.6 million. On September 7, 2012, we entered into the first amendment to the ABL Facility. Among certain other things, the amendment changed the reserve percentages used for calculating the borrowing base.   The amendment also added a minimum LIBOR borrowing rate of 1.25%.

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

On September 5, 2012, we received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, we received a notice of default from the trustee under the indenture for the Notes, each to the effect that we had failed to provide to the trustee our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for our fiscal quarter ended May 31, 2012 in compliance with the indentures. In accordance with the terms and conditions of the indentures for the Secured Notes and the Notes, we had 120 days from the date of those notices to cure such default by providing the required filings. We filed our Form 10-K for the year ended February 29, 2012 and our Form 10-Q for the first fiscal quarter ended May 31, 2012 within the 120 day period and therefore has cured such defaults under the indentures.

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s  inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

This Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2012 and November 30, 2011.

	Nine Months
	Ended November 30,
(In thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(8,233)	$(25,658)
Investing activities	(34,862)	(35,576)
Financing activities	36,544	47,398
Cash paid for capital expenditures	(31,910)	(32,655)

Operating Activities

Net cash used in operating activities decreased $17.5 million to $8.2 million for the nine months ended November 30, 2012 compared to $25.7 million for the nine months ended November 30, 2011.  Cash used in operating activities decreased primarily as a result of lower investments in working capital items of $44.6 million due to decreased activity and timing of collections of accounts receivable, partially offset by less cash generated from operations of $27.1 million.  Operating cash flow in the current period included the favorable impact of the payment-in-kind interest election of $17.1 million.

Investing Activities

Net cash used in our investing activities decreased $0.7 million to $34.9 million in the nine months ended November 30, 2012 compared to $35.6 million in the nine months ended November 30, 2011. Net cash used in the nine months ended November 30, 2012 included capital expenditures of $31.9 million and a $3.0 million payment associated with our cash surrender value life insurance policies.  Net cash used in the nine months ended November 30, 2011 included uses for capital expenditures of $32.7 million and the commitment of $8.8 million of cash collateral related to our captive insurance arrangement, offset by proceeds from the sale of property and equipment of $2.6 million and $3.0 million related to our cash surrender value  life insurance policies.

Financing Activities

Net cash provided by financing activities decreased $10.9 million to $36.5 million in the nine months ended November 30, 2012 compared to $47.4 million in the nine months ended November 30, 2011.  Net cash provided by our financing activities in the nine months ended November 30, 2012 were primarily driven by the March 15, 2012 refinancing, which included a new ABL Facility and $265.0 million in Secured Notes which was offset by the repayment of our previous first lien term loan A & B, first lien revolving credit facility and other long-term debt.  The period over period decrease in cash provided was primarily due to less cash needed to support operating cash flows in the current period.

Capital Expenditures

Cash capital expenditures decreased $0.8 million to $31.9 million for the nine months ended November 30, 2012 compared to $32.7 million for the nine months ended November 30, 2011.  This decrease is a result of $6.0 million lower capitalized software spend, offset by higher spending on existing manufacturing and other plant related equipment of $5.2 million.

Our Indebtedness

Refinancing Transactions

On March 15, 2012, we completed the sale of our Secured Notes at par.  In connection with the sale of the Secured Notes, we also entered into the ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and the ABL Facility to repay all amounts outstanding under, and terminate, the Credit Agreement and certain other debt.  In our consolidated balance sheet as of February 29, 2012, we classified the components of debt refinanced on March 15, 2012 as long-term.

Asset-Based Loan Facility

Original Terms

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

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option to draw on a sub-facility, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of the ABL Facility Agreement until September 7, 2012, which was the date of the amendment to the ABL Facility discussed below, the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.  The Company classified borrowings under the ABL Facility as long-term as a result of the March 15, 2017 maturity date and the revolving nature of the ABL Facility.

Borrowings under the ABL Facility are guaranteed by the Company’s subsidiaries that guarantee the Secured Notes and Notes and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Covenants

The ABL Facility provides that if excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable. In addition, the ABL Facility includes customary affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of November 30, 2012 the Company was in compliance with these affirmative and negative covenants.

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

On December 7, 2012, the Company entered into the second amendment of the ABL Facility, and a subsequent letter dated February 14, 2013, to change the required January 14, 2013 delivery date of this third quarter Form 10-Q to April 1, 2013.  There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

Secured Notes due 2018

Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15, 2012. The Company will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. The Company used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses.  The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At November 30, 2012, PIK interest was $17.1 million ($11.9 million was recorded as an increase to the Secured Notes and $5.2 million was recorded as a long-term obligation in Other liabilities).

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

In accordance with the indenture for the Secured Notes, the Company was required to file a registration statement with the Securities and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 11, 2013.  We have not filed the registration statement or completed the exchange offer.  Due to the failure to consummate the exchange offer within the required time period, the interest rate on the Secured Notes will increase by 0.25% per annum for the first 90-day period following the default and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum until such exchange offer is completed or the Secured Notes are redeemed.

Notices of Default

On September 5, 2012, the Company received a notice of default from the trustee under the indenture for the Secured Notes, and on September 6, 2012, the Company received a notice of default from the trustee under the indenture for the Notes, each to the effect that the Company has failed to provide to the trustees its Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012 in compliance with the indentures.  In accordance with the terms and conditions of indentures for the Secured Notes and Notes, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its Annual Report on Form 10-K for the year ended February 29, 2012 and its Quarterly Report on Form 10-Q for the period ended May 31, 2012 within the 120 day period and therefore has cured such defaults under the indentures.

On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s  inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

This Quarterly Report on Form 10-Q for the third fiscal quarter ended November 30, 2012 was due on January 14, 2013. We have not received a notice of default from the trustee under the indentures for the Notes or Secured Notes.

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

Obligations include three revenue bonds, as of November 30, 2012 to different industrial development authorities with counties in Pennsylvania with a total amount outstanding of $5.8 million. The Company prepaid $3.8 million of industrial development bonds during the first quarter of fiscal year 2012 with the proceeds from an unsecured borrowing which was subsequently refinanced on March 15, 2012.

Changes in Future Contractual Obligations

There were no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Contractual Obligations”.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit associated with our industrial development authority bonds totaling $7.6 million and $14.5 million at November 30, 2012 and February 29, 2012, respectively, which were not included in our Consolidated Balance Sheets.

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

In January 2013, we began the process of completing our annual goodwill impairment assessment.  During our initial review, we identified indications that there may be significant decreases in the fair values of our Traffic Safety Services and Equipment reporting unit with goodwill of $5.8 million and a reporting unit in our Construction Materials segment with goodwill of $68.4 million as of November 30, 2012.  As of the date of issuance of this Quarterly Report on Form 10-Q, we have not completed our annual impairment assessment and we currently do not expect an impairment charge.

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

•                  our ability to amend, extend or enter into new financing arrangements to refinance our existing financing arrangements and to generate a sufficient amount of cash to service our existing indebtedness, the notes and fund our operations;

•                  the risk of default on our existing and future indebtedness which may or may not result in an acceleration of our indebtedness thereunder;

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of November 30, 2012, we have $35.7 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.4 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Exchange Act.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.  Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective as the result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the year ended February 29, 2012, management identified certain material weaknesses in our internal control over financial reporting as of February 29, 2012. The material weaknesses are as follows:

•                  We did not maintain effective controls over the implementation of a new enterprise resource planning system (“ERP”).  Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training. This material weakness contributed to other deficiencies, some of which have resulted in additional material weaknesses, as further described below.

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

Despite the fact that we are not required to and have not completed an assessment of the effectiveness of the Company’s internal control over financial reporting, as a result of the foregoing material weaknesses, we believe we identified control deficiencies that individually and in aggregate also constituted material weaknesses in our internal control over financial reporting as of November 30, 2012, as described below:

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to ensure the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended November 30, 2012, are fairly stated in all material respects.

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

•                  We have hired a new information technology director that is responsible for overseeing the completion of the ERP implementation, and

•                  We are in the process of implementing a more formalized internal risk assessment process and evaluating the potential to add an in-house internal audit function as well.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting; however, we have not completed all of the corrective processes, procedures and related evaluation or remediation efforts identified herein that we believe are necessary.  As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of manual mitigating control procedures, to ensure that our financial statements continue to be fairly stated in all material respects.  We were not able to remediate all of the foregoing material weaknesses during our fiscal year ended February 28, 2013.

Changes in Internal Control over Financial Reporting

During the three months ended February 2012, we began the implementation of a new ERP at certain divisions.  The implementation materially affected our internal control over financial reporting and has contributed to the material weaknesses previously disclosed. After we fully address the implementation issues discussed above, we will further address our internal control over financial reporting. As a result, there was no change in our internal control over financial reporting during the fiscal quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The cancellation of significant contracts or our disqualification from bidding for, or being awarded, new contracts could reduce revenues and have a material adverse effect on our results of operations.

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

*                      Filed herewith.

**               Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: April 1, 2013	By:	/s/ Albert L. Stone
Albert L. Stone
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

*                      Filed herewith.

**               Furnished herewith.