Form 10-K
period 2013-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2013-05-29
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of February 28, 2013, there was no established public market for the registrant’s Class A Voting and Class B Non-Voting Common Stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of May 17, 2013, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Except as otherwise specifically noted, all information contained herein is as of February 28, 2013 and does not reflect any events or changes in information that may have occurred subsequent to that date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended February 28, 2013 (“fiscal year 2013”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

•            the potential for our lender to modify the terms of our asset-based loan facility;

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

•            our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

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

PART I

Item 1.                                    BUSINESS.

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 50 highway contractors based on revenues in the United States, according to industry surveys.

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

Our revenue is derived from multiple end-use markets, including highway construction and maintenance, residential and non-residential construction and energy production, including operators in the coal and natural gas industries. We are a heavy/highway contractor that offers a diversity of construction materials and services. As a result, we are able to meet a wide range of customer requirements on a local scale. A significant portion of our revenues, both through direct and indirect sales, are generated from PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority and other agencies in the Commonwealth of Pennsylvania.

Through four generations of family management, we have grown both organically and by acquisitions and now operate 52 quarries and sand deposits, 30 hot mix asphalt plants, 19 fixed and portable ready mixed concrete plants, four concrete products production plants, three lime distribution centers and seven construction supply centers. Our traffic safety services and equipment business operates five manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record.

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

Pennsylvania, which was the third largest producer of construction aggregates and the sixth largest producer of concrete in the United States in 2012, is located between the major consumer markets of the eastern United States and the large agricultural and industrial regions of the Midwestern United States, with an extensive and heavily utilized interstate system connecting the two. In addition, the state has a widely dispersed and dense rural population that requires approximately 120,000 miles of paved roads throughout the state that must be maintained on a regular basis. A high percentage of the state’s roads are built in frost susceptible areas which, when subject to the typical freeze-thaw cycles of Pennsylvania’s climate, create excess pavement stresses, deformation and surface degradation, all requiring road maintenance.

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

The level of state spending on infrastructure varies across the United States and depends on the needs and economies of individual states. However, a large part of any state’s public expenditure on transportation infrastructure is a factor of the amount of federal funds it receives for such purposes. During its fiscal year ended June 30, 2012, PennDOT spent approximately $7.0 billion on transportation projects and administration, which includes its federal funds allocation of approximately $1.5 billion. In addition, the Pennsylvania Turnpike Commission, the roads of which are located near many of our facilities, receives toll revenue less susceptible to variations in state funding which it utilizes for its maintenance and construction operations. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 is $6.8 billion, approximately 90% of which amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system. The New York Thruway, also in our market area, is a toll road with dedicated funding outside of the New York Department of Transportation.

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

United States housing starts peaked in 2005 at just over 2.0 million units. From 2007 to 2009, housing starts declined approximately 25% to 40% in each year.  Housing starts began to increase modestly in 2010 and 2011, with an approximate 6% and 4%, increase, respectively, and then increased significantly in 2012, with a 25% improvement, according to the National Association of Homebuilders. The housing starts in the Pennsylvania market in which we operate had a similar decline and rebound. We believe lower home prices and attractive mortgage interest rates are positive factors that should continue to impact single-family housing construction in 2013 and beyond.

Consistent with past cycles of private sector construction, private non-residential construction remained strong after residential construction peaked in 2006. However, in late 2008, contract awards for non-residential buildings in the United States peaked. By April 2011, contract awards for non-residential construction had declined approximately 40% from its peak in 2008 and then began to rise modestly at the end of 2011 and into 2012.

Our Competitive Strengths

The following characteristics provide us with competitive advantages relative to others that operate in our markets. While our competitors may possess one or more of these strengths, we believe we are a leader in our markets because of our full complement of these attributes. Our strengths include:

Leading Market Positions

We are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 50 largest highway contractors based on revenues in the United States, according to industry surveys. These leading market positions are driven by our regionally focused operational footprint, which facilitates efficient, low-cost product delivery and responsiveness to customer demands, which are essential to maintaining existing customers and securing new business.

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

Favorable Market Fundamentals

We work extensively for PennDOT and other governmental entities within Pennsylvania which are responsible for the state’s roads and highways. Pennsylvania’s diversified economy is heavily reliant on the state’s approximately 120,000 miles of interstate, state and local roads, and approximately 22,000 state and local bridges. Pennsylvania has the nation’s sixth largest gross state product and the nation’s eleventh largest road network, which serves as a critical highway transportation route connecting Midwestern manufacturing centers and the northeast corridor. The Pennsylvania State Transportation Advisory Committee, in its report dated May 2010, identified over $3.5 billion of annual unmet state and local highway and bridge funding needs in excess of currently available funding levels. In a recent Pennsylvania Senate Transportation Committee Report, approximately 23% of the state owned roads were rated poor and 18% and 34% of the state and local owned bridges, respectively, were rated structurally deficient.  In February 2013, Governor Corbett announced a plan to increase annual transportation funding by $1.8 billion. In April 2013, several Pennsylvania state senators, including the Chairman of the Senate Transportation Committee, proposed a senate bill that would add approximately $2.5 billion to be utilized for state and local highway and bridge maintenance and repair. While there is no assurance that such a bill will be enacted, the market for highway and bridge construction in Pennsylvania will be favorably impacted if the state legislature ultimately approves additional highway and bridge funding.  We believe our construction materials locations, understanding of various specifications, project management and skilled labor position us to take advantage of these favorable dynamics and enable us to provide competitive bids on most public sector projects in Pennsylvania.

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

High Barriers to Entry

We benefit from barriers to entry that affects both potential new market entrants and existing competitors operating within or near our markets. The high weight-to-value ratio of aggregates and concrete products and the time in which hot mix asphalt and ready mixed concrete begin to set limit the efficient distribution range for these products to roughly a one-hour haul time. Our regionally focused operational footprint allows us to maintain lower transportation costs and compete effectively against large and small players in our local markets.

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

Experienced and Dedicated Management Team

Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul Detwiler, Jr., and our Vice Chairman, Donald Detwiler, have spent their entire careers working at NESL (54 and 47 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul Detwiler, III and Steven Detwiler, and Donald’s son-in-law, James W. Van Buren, hold executive officer positions and serve on our Board of Directors and Executive Committee. Our Chief Executive Officer and President, Paul Detwiler, III, joined us in 1981. Our Executive Vice President and Chief Operating Officer, James W. Van Buren, joined us in 1991. Steven Detwiler joined us in 1990 and currently serves as our Senior Vice President-Construction Materials and President of our Buffalo Crushed Stone Division. Albert Stone became our Chief Financial Officer on March 22, 2013. Mr. Stone has been in the aggregates and heavy/highway construction business since 1986.  G. Dennis Wiseman joined us in 1984 and currently serves as our Chief Accounting Officer and Assistant Secretary. The senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers with an average of approximately 34 years of experience. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our business lines and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in 20 years.

Our Business Strategy

We are focused on growing our sales, profitability and cash flow and strengthening our balance sheet by capitalizing on our competitive strengths and reinvesting in our core businesses. Key elements of our business strategy include:

Leverage Our Vertically Integrated Business Model

We generate revenue across a spectrum of related products and services, many of which comprise a vertically integrated business that provides both raw materials and construction services. By maintaining production and cost control over this vertically integrated supply chain, we believe we are better able to serve our customers and be a low-cost supplier. We intend to leverage this vertical integration to continue to minimize our costs, improve our customer service and win profitable new business.

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

Capitalize on Our Strategically Located Operations to Expand Market Share

We believe our existing operational footprint places us in proximity to some of the strongest market opportunities in the mid-Atlantic and western New York regions. Our proximity to areas of high construction activity, including the extensive Pennsylvania and western New York road networks and the Pennsylvania coal and gas industries, creates attractive revenue opportunities for which we are particularly well positioned relative to both major, national and smaller, local competitors. We believe our strategically situated construction materials locations create an inherent competitive advantage for us in our markets. We intend to continue to capitalize on these advantages to increase revenues and drive profitability. In those instances where our construction materials locations do not create an inherent competitive advantage, we remain competitive through our local knowledge of required specifications and industry expertise.

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

Transportation infrastructure projects represent a substantial portion of the overall U.S. infrastructure market. These projects are driven by both state and federal funding programs. During 2012, the U.S. Congress passed a two year funding bill, Moving Ahead for Progress, or MAP-21, which provides relatively flat infrastructure funding for Pennsylvania as compared to the previous federal allocation. With approximately 120,000 miles of interstate, state and local roads and approximately 22,000 state and local bridges,

Pennsylvania currently has the fifth largest allocation of the Federal Highway Trust Fund budget, receiving approximately $1.5 billion annually.

In addition to federal funding, highway construction and maintenance funding is also available through state agencies. In Pennsylvania, new highway and bridge construction and maintenance is coordinated by PennDOT. During its fiscal year ended June 30, 2012, PennDOT spent approximately $7.0 billion on transportation projects and administration, which includes its federal funds allocation. Typically the federal government funds a portion of PennDOT’s annual budget, while Pennsylvania funds the balance through the Motor License Fund, which we refer to as MLF. MLF funds are mandated per the state constitution to fund expenditures on highways and bridges and may not be reallocated to other state funding needs in the annual budgeting process. The Pennsylvania Turnpike Commission has a budget that is currently separate from PennDOT. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 was $6.8 billion, approximately 90% of which amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system.

PennDOT and the Pennsylvania Turnpike Commission have historically provided consistent demand for construction materials and projects in our markets. In addition, we also bid on purchase order contracts for hot mix asphalt and aggregates supplied directly to PennDOT maintenance districts and municipalities.

Construction Materials

Aggregates

The aggregates industry generated over $17.7 billion in sales through the production and shipment of 2.0 billion metric tons in 2012 in the United States, according to the United States Geological Survey, which we refer to as USGS. Aggregates include materials such as gravel, crushed stone, limestone and sand, which are primarily incorporated into construction materials, such as hot mix asphalt, cement and ready mixed concrete. Aggregates are also used for various applications and products, such as railroad ballast, filtration, roofing granules and in solutions for snow and ice control. The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone valued at $11.0 billion in 2012 in the United States.

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

The demand for aggregates is a function of several factors, including transportation infrastructure spending and changes in population density. In the past few years, the recession in the United States has led to a decrease in overall private construction activity. Despite the increase in federal stimulus spending, public construction activity has also suffered a decline over this period. Crushed stone production was approximately 1.24 billion tons in 2012, a 7% increase compared with that of 2011. Apparent consumption also increased to approximately 1.28 billion tons. Demand for crushed stone was slightly higher in 2012 because of the apparent end of the slowdown in activity that some of the principal construction markets have experienced during the last 6 years. Long-term increases in construction aggregates demand will be influenced by activity in the public and private construction sectors, as well as by construction work related to security measures being implemented around the nation. The underlying factors that would support a rise in prices of crushed stone are expected to be present in 2013, especially in and near metropolitan areas. With U.S. economic activity slowly improving, construction sand and gravel output for 2012 increased about 5% compared with that of 2011. The total number of employees in the U.S. construction sand and gravel industry increased by 6% in 2012 compared with that of 2011. Growth in housing starts in 2012 is increasing demand for construction sand and gravel in many states. Growth was also seen in some nonresidential construction, especially within the sectors of communications, power generation, and non-highway transportation.

We believe that the long-term growth of the market for aggregates is largely driven by growth in population, jobs and households. While short-term and medium-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high.

A significant portion of our aggregates is utilized in heavy/highway construction projects. Highways located in our markets are particularly vulnerable to freeze-thaw conditions that lead to excessive pavement stress and surface degradation conditions. The highway pavement deterioration in our markets is accelerated by the large volume of intrastate and interstate trucking in Pennsylvania given its location between the eastern United States consumer markets and other agricultural and industrial regions of the United States. Surface maintenance repairs, as well as general highway construction and repair, occur in the warmer months. Heavy/highway construction in our target markets tends to be similarly seasonal. As a result, our aggregate business is seasonal in nature as the majority of production and sales occur in the eight months between April and November.

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

The United States has approximately 4,000 asphalt plants. Each year, these plants produce 500 million tons of asphalt pavement material worth in excess of $30 billion. Asphalt pavement material is a precisely engineered product composed of approximately 95% stone, sand and gravel by weight, and approximately 5% asphalt cement, a petroleum product. Asphalt cement acts as the glue to hold the pavement together.

Asphalt is the United States’ most recycled material. Reclaimed asphalt pavement is reusable as an aggregate mixture. In addition, the asphalt cement in the reclaimed pavement when reheated is reactivated to become an integral part of the new pavement. The recycled asphalt pavement replaces part of the new liquid asphalt cement required for the mixture, thereby reducing costs for asphalt mixtures.

Ready Mixed Concrete

Demand for ready mixed concrete is driven by its highly versatile end use applications. The ready mixed concrete industry generated approximately $30 billion in sales in 2012, according to the National Ready Mixed Concrete Association. Ready mixed concrete is created through the combination of coarse and fine aggregates with water, various chemical admixtures and cement. Given the high weight-to-value ratio, delivery of ready mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 - minute window in which newly mixed concrete must be poured to maintain quality and desired performance characteristics. Most industry participants produce ready mixed concrete in batch plants and use concrete mixer trucks to deliver the concrete to customers’ job sites. Ready mixed concrete, which is poured in place at a construction site, can compete with other precast concrete products and concrete masonry block products.

According to the National Ready Mixed Concrete Association, it is estimated that that there are approximately 5,500 ready mixed concrete plants in the United States. The North American ready mixed concrete industry is highly fragmented. Given that the concrete industry has historically consumed approximately 75% of all cement produced annually in the United States, many cement companies choose to be vertically integrated. Additionally, we face competition from precast concrete manufacturers.

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

Masonry blocks are widely used in the construction of buildings, such as foundations, arches and retaining walls, due to their durability and relative low cost. Most of the companies that produce masonry blocks, such as ours, also produce other concrete-related products, including architectural block, pavers and franchised building systems such as Anchor ® Segmental Retaining Walls, which can be manufactured centrally and shipped to the point of installation.

Heavy/Highway Construction

Heavy/highway construction businesses provide a broad range of transportation and site preparation construction services, including grading and drainage, building bridge structures and concrete and blacktop paving services. While we provide services for a range of projects from driveway construction to the construction of new interstate highways, our business is primarily focused on structures, road construction and maintenance and blacktop/concrete paving. In general, the highway construction industry’s growth rate is directly related to federal and state transportation agencies’ funding of road, highway and bridge maintenance and construction. While public sector spending for highway construction has increased over the past two years, primarily as a result of federal stimulus money released under the American Recovery and Reinvestment Act, the simultaneous decrease in private sector spending has resulted in a contraction of the overall market. In Pennsylvania, public spending on third-party highway construction in 2012 was approximately $2.0 billion due to reallocation of funds by the state that shifted funds from certain other existing projects. Public spending on third-party highway construction for 2013 is budgeted at approximately $1.7 billion.

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

The Pennsylvania Transportation Advisory Committee finalized a Transportation Funding Study in May 2010 which concluded that Pennsylvania needs to invest an additional $3.5 billion annually from federal, state and local sources, which investment must grow with inflation, if Pennsylvania is going to upgrade its infrastructure and maintain it in a state of good repair. The recommended funding needs for highways and bridge construction and maintenance in the study for 2010 were $2.6 billion in additional funds for state-owned facilities and $432 million for local government projects. To address these needs, the Governor appointed the Transportation Funding Advisory Committee, or TFAC, in 2011.  TFAC provided a final recommendation in its report dated August 2011 that is a partial solution to the $3.5 billion annual shortfall by developing additions to the existing revenue stream equal to $2.7 billion annually. The majority of the income comes by incrementally increasing the cap on the state’s Oil Company Franchise Tax.

In February 2013, Pennsylvania Governor Corbett unveiled a plan to raise $1.8 billion annually for transportation needs. The increased spending would occur incrementally over a 5-year period. More recently, in April 2013, Senate Transportation Committee Chairman John Rafferty announced his plan which would raise $2.5 billion annually over a 3-year period. Both plans rely on the Pennsylvania Oil Company Franchise Tax limit being lifted over time. The senator’s plan also includes increasing fees and fines. There can be no assurance that either these plans will be enacted or, if enacted, the extent of the funding provided by such legislation.

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

Construction Materials

We are a leading provider of construction materials in Pennsylvania and western New York. Our construction materials operations are comprised of aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; ready mixed concrete production; and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks. We also operate transportation facilities complete with deep water port facilities for bulk cargo storage, railroad transportation and other transportation and distribution at the Port of Buffalo.

Our largest construction materials customer is our heavy/highway construction operations which are almost wholly supplied with our construction materials.  Additionally, our largest external customer is PennDOT.

Our Aggregate Operations

Aggregate Products

We mine limestone, sandstone, dolomite, clay, gravel, white quartzite and other natural resources from 52 quarries and sand deposits throughout Pennsylvania and western New York. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.  According to the USGS, we were the tenth largest crushed stone producer in the United States in 2011.

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

Aggregate Reserves

Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.10 billion tons of proven and probable aggregate reserves, with an average estimated useful life of 115 years at current production levels.  See “Item 2 — Properties.”

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

Aggregate Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4, 000 quarries and 91 underground mines produced or sold crushed stone in 2012 in the United States. This fragmentation is a result of the cost of transporting aggregates, which limits producers to a market area within 100 miles of their production facilities.

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

As part of our vertically integrated structure, we operate 30 hot mix asphalt plants and seven blacktop paving divisions.

Hot Mix Asphalt Markets

Our hot mix asphalt businesses operate independent paving crews that service various markets. Our Pennsylvania hot mix asphalt plants generate the majority of their revenue through sales to our heavy/highway construction division, which then places the material under contract with the owner, typically a governmental agency such as PennDOT or the Pennsylvania Turnpike Commission. Our New York operation does not operate any paving crews, but does sell hot mix asphalt to paving contractors.

Each hot mix asphalt plant is unique in that demand for hot mix asphalt, proximity to competition; transportation costs and supply of aggregates are different. Most of our hot mix asphalt operations use a combination of company- owned and hired haulers to deliver materials. Hauling costs can range from 5% to 20% of the total cost of the materials. To optimize crew demand and costs, each hot mix asphalt operation has a fleet manager and plant dispatchers. Our New York operations contract for delivery and do not have their own delivery trucks.

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

Hot Mix Asphalt Sales and Marketing

Hot mix asphalt customers include our own heavy/highway construction, other heavy/highway contractors and state and federal agencies, building contractors and homeowners. One of our largest hot mix asphalt customers is PennDOT. Each individual hot mix asphalt operation estimates, markets and performs its own work. The sales and marketing process is divided into two categories: PennDOT and other government projects and private projects. Our hot mix asphalt operations will bid on state, township, county or other governmental entities’ projects under the “sealed” bid system. Each project is estimated and quoted to the requesting municipality. This is most often the case for hot mix asphalt put in place, however, some municipalities and department of transportation maintenance districts have their own paving crews and in those instances, the project is bid freight on board plant or delivered to PennDOT crews.

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

There are approximately 4,000 asphalt plants in the United States, and in each year these plants collectively product approximately 500 to 550 million tons of asphalt pavement material.

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

We operate 19 fixed and portable ready mixed concrete plants for highway paving and bridge construction.

Each plant’s capacity is determined, to a large degree, by the local plants production capacity and the number of ready mixed concrete trucks dispatched out of each location. However, trucks can be re-routed to accommodate demand fluctuations at a given plant. Currently, we operate a fleet of approximately 178 ready mixed concrete trucks.

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

Our Heavy/Highway Construction Operations

Heavy/Highway Construction

Our heavy/highway operations are separated into two basic categories: (i) large heavy/highway projects, which are typically complex roadway and bridge rehabilitation or new construction projects that incorporate all or most of our construction operation disciplines, including grading, drainage, paving, structure work and civil engineering and project management, and (ii) private and non-residential blacktop paving projects or small- and mid-size maintenance projects, which are typically less complex roadway and bridge rehabilitation projects and involve minor bridgework, roadway patching and blacktop paving. In addition, we also provide gas and fiber optic line installation and repair services. These combined operations made us one of the top 50 largest highway contractors in the United States, according to a survey of contractors and design firms published by the Engineering News Record in May 2012.

Heavy/highway projects are managed by our contract division located at our New Enterprise, Pennsylvania headquarters. This division manages projects across the state ranging in size up to $90.0 million.  This division typically manages 15 to 25 projects at any given time. Our seasoned contract division management team is comprised of project managers, estimators, production supervisors and field superintendents and foremen. These projects may or may not be located near our construction material locations. The construction teams operate competitively both with our construction materials as well as with materials purchased from third parties when the projects are not within the economic reach of our construction materials production facilities.

Our blacktop paving and maintenance projects are located within the economic shipping radius of our hot mix asphalt plants and quarries as they are generally very highly construction materials-dependent projects. These projects include driveways, parking lots, race tracks and roadways and are typically one construction season in duration, although some of the larger projects may span two seasons. Our blacktop paving and maintenance projects are all bid and managed across our markets through our regional offices. These operations manage projects in their localities, ranging in size from tens of thousands of dollars to upwards of several million dollars. The largest and most construction materials-intense projects can exceed $10.0 million. Collectively, there are hundreds of projects per year ranging from driveways to large maintenance projects that we perform. The number of these projects for governmental agencies typically ranges from 50 to 100 per year. Management teams for these projects generally consist of salesmen, production supervisors, estimators and field foremen.

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

Heavy/Highway Construction Markets

Our largest heavy/highway construction customer is PennDOT. We also work with municipalities, state and national parks, the Army Corps of Engineers, industrial facilities, other contractors and private customers. Along with the local county and municipal governments, PennDOT controls and maintains its approximately 40,000 mile system, with the remaining approximately 80,000 miles maintained by local county and municipal governments. Our extensive network of quarries, hot mix asphalt plants, paving crews and traffic safety services and equipment sales, in combination with our unlimited prequalification bid capacity for PennDOT projects, ensures a broad marketing area. Our core heavy construction market extends throughout Pennsylvania. Our core blacktop paving and maintenance and highway construction market is located within an approximately 50 mile radius from each hot mix asphalt plant, which covers a large portion of Pennsylvania.

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

We act as the prime contractor on the majority of our projects, with 15% to 20% of a project performed by subcontractors. We will subcontract larger pieces of a project if necessary to manage labor and equipment costs. Subcontractors typically perform specialized services such as line stripping, guide rail installation, clearing, signing, lighting and providing traffic protection services.

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

Our Traffic Safety Services and Equipment Operations

Traffic Safety Services and Equipment

Our traffic safety services and equipment business consists primarily of traffic cones, barricades, plastic drums, arrow boards, construction signs and crash attenuators, which are sold and rented throughout the United States through our safety products operations.

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

Bonding

We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts as well as for various regulatory requirements. We obtain bonding for highway work, any bonding required for precast and prestressed product projects and certain blacktop paving projects, workers compensation in the Commonwealth of Pennsylvania, reclamation bonds for quarries and other miscellaneous bonds. Our ability to obtain surety bonds depends upon our working capital, financial performance, past performance on projects, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. We use multiple surety providers to provide our surety bonding program. Additionally, in order to better manage the fluctuations in the surety market, we may utilize a co-surety structure on certain projects.  Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to manage our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future.  See “Item 1A. Risk Factors.”

Construction Backlog

Backlog is our estimate of the revenue that we expect to earn in future periods on projects performed by our heavy construction civil business.  We generally include a project in our contract backlog at the time a contract is awarded.  At February 28, 2013, our backlog was $155.7 million, as compared to $133.4 million at February 29, 2012. Approximately, $101.2 million of the February 28, 2013 backlog is expected to be completed during fiscal year 2014.

Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. Backlog measures all remaining work; and as such, a rise or fall in backlog is not a true measure of work to be performed in a fiscal year as some projects will span multiple fiscal years while other projects will be added and completed within the same fiscal year.

Seasonality

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

Employment

We had approximately 3,114 employees of which approximately 18% are full time salary employees and approximately 82% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

Approximately 31% of our total hourly employees are union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 28, 2013:

Union	Contract Status	Number of Employees
New Enterprise Stone & Lime Co., Inc.

The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Local 110 and 453. Select quarries, hot mix asphalt and ready mixed concrete plants	Expires April 30, 2014.	323

United Steelworkers Union—Local 00504, Roaring Spring Newcrete plant	Expires March 15, 2014.	72

Truck Drivers Local Union No. 449, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America	Expires June 30, 2014.	3

International Union of Operating Engineers—Local 17	Como Park contract expires March 31, 2015, Franklinville contract expires March 31, 2016, Gateway contract expires June 30, 2014 and ABC Paving contract expires March 31, 2014.	41

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Wehrle Drive and Barton Road contract expires May 31, 2015.	40

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Olean and Como blacktop and quarry contract expires May 15, 2015.	24

International Brotherhood of Electrical Workers and Northeastern Line Constructors Chapter, NECA	Expires December 31, 2014.	24

Laborers International Union of North America Upstate New York Laborers District Council No. 210	Expires June 30, 2013.	9

Kutztown & Oley Quarries, United Steelworkers	Expires May 31, 2015.	13

Oley Quarries, United Steelworkers	Expires May 31, 2015.	11

Little Gap, Whitehall, Ormrod and Nazareth Quarries, Teamster	Expires December 31, 2014.	21

Kutztown, Wescosville, Ormrod and Bethlehem Blacktop, Teamster	Expires January 31, 2016.	6

Wescosville Block, Building and Forms, Teamster	Expires December 31, 2014.	19

Service Division and Eastern Trucking, Teamster	Expires May 31, 2014.	20

Elco-Hausman Construction, International Union of Operating Engineers Local Union 542	Expires April 30, 2014.	13

Elco-Hausman Construction, Teamsters Local 773	Expires May 31, 2014.	4

Elco-Hausman Construction, Laborers Local 158	Expires April 30, 2016.	7

Clifford, Towanda, Sheshequin and Towanda (concrete, Block and Delivery), Unaffiliated Company Collective Bargaining Unit	Expires December 31, 2015.	58

Harrisburg Plant, Unaffiliated Company Collective Bargaining Unit	Expires November 3, 2013.	11

Lake City Plant, Unaffiliated Company Collective Bargaining Unit	Expires November 3, 2013.	13

Oreland, Unaffiliated Company Collective Bargaining Unit	Expires November 2, 2013.	16

Pittsburgh, Unaffiliated Company Collective Bargaining Unit	Expires November 2, 2013.	7

Teamsters Local 110 (Cleveland)	No stated expiration date.	2

Teamsters Local 110 (Columbus)	Expires December 31, 2013.	3

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

We are frequently required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in non-residential or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability. As of February 28, 2013, we have accrued approximately $13.7 million to cover our mine reclamation obligations.

Worker Health and Safety

Our operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Mine Safety and Health Administration and the Occupational Safety and Health Administration, which are likely to become stricter in the future. Failure to comply with these requirements can result in fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe we are in substantial compliance with such requirements but cannot guarantee that violations will not occur which could result in significant costs. We conduct approximately 20,000 hours of annual Mine Safety and Health Administration and Occupational Safety and Health Administration training sessions, as well as weekly tool box talks. Finally, we have safety professionals on staff, as well as a corporate risk manager.

Insurance

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. We utilize an actuary to assist us with estimating the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Although we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. Our Pennsylvania workers compensation claims are self insured for up to $1.0 million per occurrence. We maintain a wholly-owned captive insurance company, Rock Solid Insurance Company, which we refer to as RSIC, for workers’ compensation (non-Pennsylvania employees), general liability and property coverage. Our general automobile and liability and other states workers compensation coverages are currently fully insured in the primary layer, the first $5.0 million, through a deductible reimbursement program with one of our insurance carriers and our subsidiary, RSIC.  We are liable for up to $0.3 million per year per member for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. This layer is additionally insured for a maximum annual aggregated loss for $10.0 million and has clash protection for $2.5 million. We are responsible for the first $0.3 million for each property and casualty claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property and casualty claim.  Our property and casualty insurance coverage then carries a $15.0 million limit per occurrence. Our pollution liability coverage is a three year program with an aggregate $15.0 million limit and a $1.0 million deductible. RSIC is subject to the insurance rules and regulations of the state of South Carolina. The premiums paid annually to RSIC from the Company are determined by a third party actuary.

In addition to the $5.0 million primary insurance coverage, we have an additional $95.0 million of insurance coverage, which is insured by several non-affiliated insurance companies.

Item 1A.                           RISK FACTORS.

Risks Related to Our Business and Industry

Our business depends on activity within the construction industry.

We sell most of our construction materials and traffic safety equipment, and provide all of our heavy/highway construction services, to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the non-residential and residential construction markets, could remain weak and continue to fall if companies and consumers continue to struggle to obtain credit for construction projects or if the slow pace of economic activity continues to delay or cancel capital projects. State and federal budget issues continue to hurt the funding available for infrastructure spending, particularly heavy/highway construction and traffic safety, which constitute a significant portion of our business. Many states, including

Pennsylvania, have reduced their construction spending because of budget shortfalls caused by lower tax revenues and uncertainty relating to long-term federal highway funding. There has been a reduction in many states’ investment in highway maintenance. These factors resulted in a continued reduction in our sales during fiscal years 2012 and 2013 which, combined with a decline in pricing in many of our business units, continues to hurt our business. Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction remain low in our top revenue-generating markets of Pennsylvania and western New York, our business and results of operations continue to be materially adversely affected and there is no assurance that this will not continue to affect our business in the future.

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

Our lender has the right to add or modify certain terms of our revolving credit facility that would negatively impact our financial position, cash flows and results of operations

We have an asset-based secured revolving credit facility, which we refer to as our ABL Facility, with Manufacturers and Traders Trust Company, which we refer to as M&T.  The ABL Facility provides for maximum borrowings on a revolving basis of up to $145.0 million.  As a result of amendments to the terms of the ABL Facility, the maximum availability is subject to restriction if our Fixed Charge Coverage Ratio is less than 1.0 to 1.0, which it was as of February 28, 2013. In addition, our borrowing availability would be further restricted after November 30, 2014 if our Fixed Charge Coverage Ratio is less than 1.0 to 1.0. In such case, the limited availability could impact our ability to borrow for working capital purposes which could, in turn, negatively impact our financial position, cash flows and results of operations. In addition, since M&T was unable to reduce its final participation in the ABL Facility to no more than $75.0 million by December 15, 2012, M&T may add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable.  As of the date of this Annual Report on Form 10-K, the terms of the ABL Facility have not been modified as a result of M&T’s inability to syndicate the ABL Facility.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of our ABL Facility or obtain additional financing.  We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all.   If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt.  The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results.

A significant portion of our revenue is generated from publicly funded construction projects. If, because of reduced federal or state funding or otherwise, spending on publicly funded construction continues to remain low, our earnings and cash flows will remain negatively affected.  In 2012, the U.S. Congress passed a two year funding bill, Moving Ahead for Progress, or MAP-21, which provides relatively flat infrastructure funding for Pennsylvania as compared to the previous federal allocation. The lack of a long term bill increases the uncertainty of many state departments regarding funding for highway projects. This uncertainty could result in federal, state or local governing bodies being reluctant to undertake large projects which could, in turn, negatively affect our revenues.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our ABL Facility or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our indebtedness and obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as the sales of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

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

As of February 28, 2013, labor unions represent approximately 31% of our total employees. Our collective bargaining agreements for employees generally expire between 2013 and 2016. Although we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our business, raise costs, and reduce revenues and earnings from the affected locations.

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

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. We have a wholly-owned captive insurance company, RSIC, for workers’ compensation, general liability, automobile and property coverage. We are liable for up to $0.3 million per year for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. We are responsible for the first $0.3 million for each property and casualty claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property and casualty claim.

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

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the years ended February 28, 2013 and February 29, 2012 and have a history of material weaknesses and significant deficiencies in our internal control in prior years as well. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to implement methods to document, review and test our control policies, procedures and systems, we may fail to comply in the future with our SEC reporting obligations, including the requirement to provide management’s assessment of our internal control on financial reporting.

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

Any impact from the issues we are currently experiencing or additional delays in the implementation of this system could cause further disruption of our internal control over financial reporting and cause delays in our ability to adequately assess our internal control over financial reporting. Any delay in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management’s assessment of our internal control over financial reporting and, if we do so, we would be in violation of our obligations under the Sarbanes-Oxley Act, the Exchange Act and the applicable SEC rules and regulations.  Our ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012 we entered into an amendment to the ABL Facility, and subsequent letters on September 28, 2012, November 9, 2012 and December 7, 2012 to change the required delivery date of the audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements to December 15, 2012, January 1, 2013, and February 15, 2013, respectively. Additionally, on December 7, 2012 we entered into a second amendment to our ABL Facility to change the required delivery date of our third quarter results and financial statements to March 31, 2013.  On February 14, 2013, we received additional extensions of time to issue our Quarterly report on Form 10-Q for the second quarter of fiscal year 2013 to February 28, 2013 and to issue our Quarterly report on Form 10-Q for the third quarter of fiscal year 2013 to April 1, 2013.

There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of our indebtedness under our ABL loan facility and a cross-default under our other indebtedness, including our $250.0 million 11% senior notes due 2018 (the “Notes”) and our $265.0 million 13% senior secured notes due 2018 (the “Secured Notes”).

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

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on or being awarded certain governmental contracts and other contracts if we fail to maintain qualifications required by those entities, including failing to post required surety bonds or meet disadvantaged business or minority business requirements, bidding on an amount outside of the government entity’s estimate or including a bid item which the government entity determines is unacceptable. A cancellation of an unfinished contract or our disqualification from the bidding process could cause our equipment to be idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

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

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. Management is not aware of a cybersecurity incident that has had a material impact on our operations.

Item 1B.                           UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.                                    PROPERTIES.

Our headquarters are located in a 70,000 square foot building which we lease in New Enterprise, Pennsylvania, under a lease expiring in 2023. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

We also operate 52 quarries and sand deposits, 30 hot mix asphalt plants, 19 fixed and portable ready mixed concrete plants, four concrete products production plants, three lime distribution centers and seven construction supply centers. For our safety services and equipment business, we conduct operations through five manufacturing facilities and 37 branch offices.

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

Our reserve estimates were made by our geologists and engineers. Reserve estimates are based on various assumptions and any material inaccuracies in these assumptions could have a material impact on the accuracy of our reserve estimates. All of our quarries are open pit and are primarily accessible by road.

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 28, 2013:

The following chart sets forth specifics of our production and distribution facilities:

Property	Owned / Leased	Type of Aggregates	Hot Mix Asphalt	Ready Mixed Concrete	Masonry Blocks	Lime Distribution / CSC(1)	Precast / Prestressed Concrete
Alfred Station, NY	Owned	Sand and gravel	—	—	—	—	—
Aschom, PA	Owned	Limestone	X	X	—	—	—
Ashford, NY	Owned	—	X	—	—	—	—
Bakersville, PA	Owned	Limestone	X	—	—	—	—
Bath, PA	Owned	—	X	—	—	—	—
Bedford, PA	Owned	—	—	—	—	X	—
Bethlehem, PA	Owned	—	X	—	—	—	—
Burkholder, PA	Owned	Limestone	X	—	—	—	—
Central City, PA	Owned	Sandstone	—	—	—	—	—
Chambersburg, PA (Blacktop)	Owned	—	X	—	—	—	—
Chambersburg, PA (Quarry)	Owned	Limestone	—	X	—	—	—
Clayton, DE	Owned	—	—	—	—	X	—

Clifford, PA	Owned	Sandstone	X	—	—	—	—
Como Park, NY	Owned	Limestone	X	—	—	—	—
Cowlesville, NY(2)	See footnote.	—	—	X	—	—	—
Delmar, DE	Owned	—	—	—	—	X	—
Denver, PA	Owned	Limestone	X	X	—	X	—
Derry, PA	Owned	Limestone	—	—	—	—	—
Dry Run, PA	Leased/Owned(3)	Limestone	—	X	—	—	—
Ebensburg, PA (Batch)	Owned	—	—	X	—	—	—
Ebensburg, PA (Pulverizing)	Leased(4)	Processing Facility	—	—	—	—	—
Egypt, PA	Leased (5)	Limestone	—	—	—	—	—
Elizabethville, PA	Owned	Sandstone	X	—	—	—	—
Fairfield, PA	Owned	Limestone	—	—	—	—	—

Franklinville, NY	Owned	Sand and gravel	—	—	—	—	—
Gettysburg, PA	Owned	Traprock	X	—	—	—	—
Greencastle, PA	Owned	—	—	X	—	—	—
Honey Brook, PA	Owned	Sand	—	—	—	—	—
Jayne Bend, PA	Leased(6)	Sand and Gravel	—	—	—	—	—
Kutztown, PA	Owned/Leased(7)	Dolomite	X	—	—	—	—
Lackawanna, NY	Owned	Port	—	X	—	—	—
Ledge, NY	Owned	Limestone	—	—	—	—	—
Lewisburg, PA	Owned	Limestone and High Calcium	X	—	—	—	—
Limeville, PA	Owned	Limestone	—	—	—	—	—
Little Gap, PA	Owned	Sandstone	—	—	—	—	—
Liverpool, PA	Leased(8)	Sandstone	—	—	—	—	—
Martins Creek, PA	Owned	Limestone, and Dolomite	—	—	—	—	—
McConnellstown, PA	Owned	Limestone	—	—	—	—	—
Mount Cydonia 1, PA	Owned	Sandstone	—	—	—	—	—
Mount Cydonia 2, PA	Owned	Sand and gravel	—	—	—	—	—
Mount Cydonia III, PA	Owned	Sandstone	—	—	—	—	—
Naginey, PA	Owned/Leased(9)	Limestone and High Calcium	X	—	—	—	—
Narvon, PA	Owned	Clay and Limestone	—	—	—	—	—
Nazareth, PA	Owned	Limestone and Dolomite	—	—	—	—	—
New Holland, PA	Owned	—	—	X	X	X	—
New Paris, PA	Owned	Limestone	—	—	—	—	—
Nottingham, PA	Owned	—	—	X	—	X	—
Ogletown, PA	Owned/Leased(10)	Limestone	—	—	—	—	—
Olean, NY	Owned	—	X	—	—	—	—
Oley, PA	Owned	Limestone, Dolomite	X	—	—	—	—
Orbisonia, PA	Owned	Limestone	—	—	—	—	—
Ormrod, PA	Owned/Leased(11)	Limestone, Dolomite	X	—	—	—	—
Riverton, PA	Leased(12)	Sand and gravel	—	—	—	—	—
Roaring Spring, PA	Owned	Dolomite, Limestone	X	X	—	X	X
Schoeneck, PA	Owned	Limestone, Dolomite, High Calcium	—	—	—	—	—
Shamokin, PA	Owned/Leased(13)	Sandstone	X	—	—	—	—
Sheshequin, PA	Owned/Leased(14)	Sand and Gravel	—	—	—	—	—
Shippensburg, PA	Owned	Limestone	X	X	—	—	—
Somerset, PA	Owned	—	—	X	—	—	—
Sproul, PA	Leased(15)	Limestone	—	—	—	—	—
Strodes Mill, PA	Owned	Sandstone	—	—	—	—	—
Tioga, PA	Leased(16)	Sandstone	—	—	—	—	—

Towanda, PA	Owned	—	X	X	X	X	—

Tyrone Forge, PA	Owned	Limestone	X	X	—	—	—
Union Furnace, PA	Owned	Limestone	—	—	—	—	—
Viola, DE	Owned	—	—	—	—	X	—
Weaverland, PA	Owned	Limestone	—	—	—	—	—
Wehrle Drive, NY	Owned	Limestone	X		—	—	—
Wescosville, PA	Owned	—	X	—	X	X	—
Whitehall, PA	Owned	Limestone, Dolomite	—	—	—	—	—
Williamson, PA	Owned	Limestone	—	—	—	—	—
Winfield, PA	Owned	Limestone	—	—	—	—	—

(1)                     Construction Supply Centers

(2)                     Cowlesville, NY is owned by a third party who leases the concrete batch plant to the Company.  Pursuant to a batch agreement, Area Ready-Mix provides batching services at this plant.

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

In addition, we operate three portable ready mixed concrete plants.

The following chart sets forth specifics of our traffic safety equipment manufacturing facilities:

Facility	Owned/Leased	Square Footage
St Charles, Illinois manufacturing facility, warehouse and office space	Owned	49,000 sq. ft.
Harrisburg, Pennsylvania manufacturing facility	Owned	28,000 sq. ft.
Lake City, Florida manufacturing facility	Owned	28,632 sq. ft.
New Castle, Delaware facility and office space	Leased	12,110 sq. ft.
Garland, Texas manufacturing facility	Leased	40,050 sq. ft.

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

PART II

Item 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of common stock of NESL. All of the issued and outstanding common stock of NESL is held by members or trusts established by and for members of the Detwiler family. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of May 17, 2013, there were approximately 16 beneficial holders of the common stock.

With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in over ten years. The indentures governing our notes and our ABL Facility contain covenants that limit our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have no equity compensation plans.

Item 6.                                    SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated financial data for the periods indicated. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of NESL as of February 28, 2013 and as of February 29, 2012 and the related consolidated statements of comprehensive loss data of NESL for each of the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011 are derived from our audited consolidated financial statements and the notes thereto included in “Item 8—Financial Statements and Supplementary Data.” The consolidated balance sheet data of NESL as of February 28, 2011, February 28, 2010 and February 28, 2009 and the related consolidated statements of operations data of NESL for the fiscal years ended February 28, 2010 and February 28, 2009 has been derived from the audited consolidated financial statements of NESL not included herein.

	February 28, 2009	February 28, 2010		February 28, 2011		February 29, 2012	February 28, 2013

Consolidated Statement of Operations Data: (in thousands)
Revenue	$785,180	$736,857		$725,399		$705,934	$677,090
Operating costs and expenses:
Costs of revenue	620,145	580,612		578,611		575,486	557,503
Depreciation, depletion and amortization	42,279	43,742		45,917		51,674	50,942
Intangible asset impairment	44,873	—		—		1,100	4,704
Pension and profit sharing	8,895	9,690		8,907		7,622	8,325
Selling, administrative and general expenses	59,223	64,779		61,547		64,511	77,138	(5)
(Gain) loss on disposals of property, equipment and software	(595)	(261)		(600)		808	323
Operating income (loss)	10,360	38,295		31,017		4,733	(21,845)
Other income (expense):
Interest income	667	593		318		343	140
Interest expense	(40,185)	(29,536	)(1)	(41,586	)(2)	(46,902)	(75,987	)(3)
Total other expense	(39,518)	(28,943)		(41,268)		(46,559)	(75,847)
(Loss) income before income taxes	(29,158)	9,352		(10,251)		(41,826)	(97,692)
Income tax expense (benefit)	1,060	392		(4,478)		(16,397)	(41,558)
Net (loss) income	(30,218)	8,960		(5,773)		(25,429)	(56,134)
Noncontrolling interest in net (income) loss	(1,214)	(1,165)		(1,195)		(820)	(1,384)
Net (loss) income attributable to stockholders	$(31,432)	$7,795		$(6,968)		$(26,249)	$(57,518)
Other Financial Data:
Cash capital expenditures (4)	28,263	24,571		32,706		43,954	42,417
Consolidated Balance Sheet Data (end of period):
Cash, restricted cash and cash equivalents	$18,219	$12,573		$21,916		$25,354	$19,657
Accounts receivable, net	61,780	60,087		67,372		76,841	52,271
Inventories	118,745	127,214		129,422		132,195	125,144
Property, plant, and equipment	408,590	390,530		382,965		371,574	371,868
Total assets	764,511	750,234		768,078		776,322	$734,188
Long-term debt, including current portion	518,080	484,896		500,846		529,013	577,987
Total liabilities	688,904	665,788		690,907		726,454	741,778
Total equity (deficit) and redeemable common stock	$75,607	$84,446		$77,171		$49,868	$(7,590)

(1)                     The decrease in interest expense from fiscal year 2009 to fiscal year 2010 was primarily the result of lower interest rates year over year.

(2)                     The increase in interest expense during fiscal year 2011 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our 11% senior notes due 2018 in August 2010.

(3)                     The increase in interest expense during fiscal year 2013 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our 13% senior secured notes due 2018 and the write-off of $6.4 million of unamortized deferred financing fees associated with the debt repaid.

(4)                     Cash paid for expenditures includes capitalized software expenditures.

(5)                     The increase in expense from fiscal year 2012 to fiscal year 2013 was attributable to costs associated with the remediation of our ERP system of approximately $4.3 million and higher legal and accounting fees of $7.1 million.

Item 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 50 highway contractors based on revenues in the United States, according to industry surveys.

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

Market conditions remained challenging throughout fiscal year 2013. Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery. Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability. Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs. We expect that the challenges to our business environment will persist throughout fiscal year 2014, which will continue to affect our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business. We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout fiscal year 2014. To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

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

Results of Operations

The following table summarizes our operating results on a consolidated basis:

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Revenue	$677,090	$705,934	$725,399
Cost of revenue (exclusive of items shown separately below)	557,503	575,486	578,611
Depreciation, depletion and amortization	50,942	51,674	45,917
Intangible asset impairment	4,704	1,100	—
Pension and profit sharing	8,325	7,622	8,907
Selling, administrative and general expenses	77,138	64,511	61,547
Loss (gain) on disposals of property, equipment and software	323	808	(600)
Operating (loss) income	(21,845)	4,733	31,017
Interest income	140	343	318
Interest expense	(75,987)	(46,902)	(41,586)
Loss before income taxes	(97,692)	(41,826)	(10,251)
Income tax benefit	(41,558)	(16,397)	(4,478)
Net loss	$(56,134)	$(25,429)	$(5,773)

The tables below disclose revenue and operating data for our reportable segments on a gross basis. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  Revenue and operating income exclude inter-segment sales and delivery revenues and costs.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

The Company’s segment revenue presentation for fiscal years 2012 and 2011 has been revised to conform to the current presentation.  The revisions resulted in decreases to heavy/highway construction revenue and eliminations of $29.8 million and $30.8 million for fiscal years 2012 and 2011, respectively.  These revisions were made to align with the current management approach related to this segment.

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Revenue
Construction materials	$505,026	$529,838	$512,143
Heavy/highway construction	248,188	268,160	306,795
Traffic safety services and equipment	84,463	82,929	78,181
Other revenues	15,264	15,592	15,220
Segment totals	852,941	896,519	912,339
Eliminations	(175,851)	(190,585)	(186,940)
Total revenue	$677,090	$705,934	$725,399

The following tables summarize the percentage of revenue and operating income (loss) by our primary lines of business:

	Year Ended
	February 28,	February 29,	February 28,
	2013	2012	2011
Revenue:
Construction materials	59.2%	59.1%	56.1%
Heavy/highway construction	29.1%	29.9%	33.6%
Traffic safety services and equipment	9.9%	9.3%	8.6%
Other revenues	1.8%	1.7%	1.7%
Segment totals	100.0%	100.0%	100.0%

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Operating (loss) income:
Construction materials	$27,567	$36,192	$36,108
Heavy/highway construction	(6,800)	(5,103)	6,454
Traffic safety services and equipment	(5,769)	(209)	3,377
Other non-core business operations	747	674	2,811
Segment totals	15,745	31,554	48,750
Corporate and unallocated	(37,590)	(26,821)	(17,733)
Total operating (loss) income	$(21,845)	$4,733	$31,017

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenue

Revenue for our construction materials business decreased $24.8 million, or 4.7%, to $505.0 million for fiscal year 2013 compared to $529.8 million for fiscal year 2012. The decrease in revenue in our construction materials business was primarily attributable to decreased sales of aggregates, hot mix asphalt, and precast/prestressed structural concrete in the amount of $13.4  million, $5.2 million and $4.2 million, respectively. Sales volumes of aggregates decreased 6.9% to 16.7 million tons shipped and consumed while the average price per ton shipped and consumed remained consistent for fiscal year 2013. The decrease in volumes of aggregates shipped and consumed was attributable to an 8.4% decrease in external sales volumes and a 5.2% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 3.8% to 3.6 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 1.2% to $54.70  Sales volumes of precast/prestressed structural concrete products decreased 40.9% offset by an increase in the average price per ton shipped and consumed of 45.8% for fiscal year 2013. The price and demand for our materials is largely based upon local markets and varies across the Company.  The table below represents sales volumes and average prices of our primary products (units in thousands):

	2013			2012
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	16,726	$11.30	37%	17,972	$11.27	38%
Hot mix asphalt (tons)	3,592	$54.70	39%	3,734	$54.03	38%
Ready mixed concrete (cubic yards)	539	$116.43	12%	550	$113.66	12%

* Remaining percentage of sales are from precast/prestressed structural concrete, block and construction supplies.

Revenue for our heavy/highway construction business decreased $20.0 million, or 7.5%, to $248.2 million for fiscal year 2013 compared to $268.2 million for fiscal year 2012.  We continue to experience strong competition in the public and commercial markets.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment sales businesses increased $1.6 million, or 1.9%, to $84.5 million for fiscal year 2013 compared to $82.9 million for fiscal year 2012. The increase was the result of an increase in highway safety equipment revenue, which was offset by a decrease in rental activity. The increase in revenue for fiscal year 2013 compared to fiscal year 2012 can be attributed primarily to a recent enhancement of our product offerings of trailer products and a redesigned barrel product which has allowed us to enter the market at varying price points. Included in traffic safety service and equipment revenue for fiscal year 2012 is a refund of excess taxes of approximately $1.1 million. Overall rental service activity decreased for fiscal year 2013 compared to fiscal year 2012 primarily as the result of decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $18.0 million, or 3.1%, to $557.5 million for fiscal year 2013 compared to $575.5 million for fiscal year 2012. Cost of revenue as a percentage of revenue increased to 82.3% for fiscal year 2013 from 81.5% in fiscal year 2012.  The decrease in cost of revenue for fiscal year 2013 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was due to reduced profitability in all three of our businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $0.8 million, or 1.5% to $50.9 million for fiscal year 2013 compared to $51.7 million for fiscal year 2012. Depreciation expense recognized on capitalized asset retirement costs associated with a change in the timing and amount of our mining reclamation costs decreased approximately $1.4 million which was offset by increased amortization expense during fiscal year 2013 of approximately $0.9 million related to our capitalized software.

Intangible Asset Impairment

Intangible asset impairment increased $3.6 million to $4.7 million during fiscal year 2013 compared to $1.1 million in fiscal year 2012. In fiscal year 2013, we recorded trademark impairments of $2.0 million related to our Traffic Safety Services and Equipment reporting unit and $2.7 million related to our Construction Materials reporting unit primarily due to declining revenue in those reporting units.

Pension and Profit Sharing

Pension and profit sharing expense increased $0.7 million, or 9.2%, to $8.3 million during fiscal year 2013 compared to $7.6 million in fiscal year 2012. The increase is attributable primarily to higher contributions to certain benefit programs.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $12.6 million, or 19.5%, to $77.1 million for fiscal year 2013 compared to $64.5 million for fiscal year 2012. The increase was primarily attributable to costs associated with the remediation of our ERP system of approximately $4.3 million and higher legal and accounting fees of $7.1 million.

Operating (Loss) Income

Operating income for our construction materials business decreased $8.6 million, or 23.8%, to $27.6 million for fiscal year 2013 compared to $36.2 million for fiscal year 2012. Operating profit as a percentage of revenue for our construction materials business was 5.5% for fiscal year 2013 compared to 6.8% for fiscal year 2012. Operating income related to the sale of aggregates decreased $4.9 million, or 25.8%, to $14.1 million for fiscal year 2013 compared to $19.0 million for fiscal year 2012. The decrease was attributable primarily to decreased sales volumes without a commensurate reduction in operating costs. Additionally, variations in internal and external sales mix can cause changes in profitability period over period. Operating income related to our ready mixed concrete products for fiscal year 2013 decreased $1.0 million to operating income of $1.3 million compared to $2.3 million for fiscal year 2012. The decline in operating performance in fiscal year 2013 compared to fiscal year 2012 for our ready mixed concrete products is primarily attributable to decreased volumes in the overall markets in which we operate, partially offset by improved prices. The overall decrease in operating profit was offset by a $1.8 million increase in hot mix asphalt operating profit. Hot mix asphalt profit increased 11.9% to $16.9 million for fiscal year 2013 as compared to $15.1 million for fiscal year 2012. The improvement in hot mix asphalt profit is attributed to higher selling prices, while maintaining consistent operating costs, primarily those for liquid asphalt.  Contributing to the decrease in operating income was a $2.7 million impairment charge on our indefinite lived intangible asset.

Operating loss for our heavy/highway construction business increased $1.7 million to $6.8 million for fiscal year 2013 compared to $5.1 million for fiscal year 2012.  Operating loss as a percentage of revenue for the heavy/highway construction business was an operating loss of 2.7% for fiscal year 2013 compared to an operating loss of 1.9% for fiscal year 2012. Our multiyear jobs from 2009 and 2010 wrapped-up in fiscal year 2013 and we filled capacity with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation.  These types of projects have lower margins and we have experienced greater competition than with the larger, heavy, multidisciplinary, multiyear highway and bridge construction projects. The extensive competition we are currently experiencing is the result of a continual increase in the number of residential and commercial contractors bidding on public sector projects, resulting in continuing low margins on projects as these contractors tend to bid at or below our historic bid levels. If we are unable to maintain our market share and continue to be aggressive in our bidding to maintain our market share, profitability may be negatively impacted in future periods.

Operating loss for our traffic safety services and equipment sales businesses increased $5.6 million to an operating loss of $5.8 million during fiscal year 2013 compared to an operating loss of $0.2 million during fiscal year 2012. Operating loss as a percentage of revenue for traffic safety services and equipment was 6.9% for fiscal year 2013 compared to an operating loss of 0.2% for fiscal year 2012.  The decrease in profitability was attributable primarily to declining rental service revenue, as well as $2.0 million of impairment charges related to our intangible assets. Additionally, fiscal year 2012 reflects a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental service activity decreased as we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense

Interest expense increased $29.1 million, or 62.0%, to $76.0 million for fiscal year 2013 compared to $46.9 million for fiscal year 2012.  This increase is primarily attributable to the increase in our net effective interest rate as a result of our Secured Notes outstanding for most of fiscal year 2013 as well as an overall increase in the average debt outstanding for fiscal year 2013 as compared to fiscal year 2012.  Interest expense for fiscal year 2013 also included the write off of $6.4 million of unamortized deferred debt issuance costs related to the debt repaid on March 15, 2012.

Income Tax Benefit

During fiscal year 2013, we recorded $41.6 million of income tax benefit, which resulted in an annual effective rate of 42.5%. The benefit consists of a $35.9 million federal tax benefit and a $5.7 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2013 state tax benefit is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for fiscal year 2012 in November 2012.  Also included in the fiscal year 2013 deferred federal and state tax benefit, net of federal benefit amounts,  is a $0.5 million of expense related to the tax treatment of certain leases.  The Company understated the deferred tax liability in prior periods by $1.1 million. The out-of-period adjustments are not material to the prior or current consolidated financial statements.

During fiscal year 2012, we recorded $16.4 million of income tax benefit, which resulted in an annual effective rate of 39.2%. The benefit consists of a $17.6 million federal tax benefit offset by $1.2 million of state income tax expense. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in the valuation allowance on deferred tax assets.

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

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue

Revenue for our construction materials business increased $17.7 million, or 3.5%, to $529.8 million for fiscal year 2012 compared to $512.1 million for fiscal year 2011. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates, hot mix asphalt, and precast/prestressed structural concrete in the amount of $10.4 million, $5.5 million and $3.3 million, respectively. Sales volumes of aggregates increased 3.3% to 18.0 million tons shipped and consumed while the average price per ton shipped and consumed increased 1.8% to $11.27 for fiscal year 2012. The increase in volumes of aggregates shipped and consumed was attributable to a 6.9% increase in external sales volumes, offset by a 3.8% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 7.3% to 3.7 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 10.9% to $54.03.  Sales volumes of precast/prestressed structural concrete products increased 18.1% to 0.07 million tons shipped and consumed, offset by a decrease in the average price per ton shipped and consumed of 5.0% to $460.14 for fiscal year 2012. The price and demand for our materials is largely based upon local markets and varies across the Company.  The table below represents sales volumes and average prices of our primary products (units in thousands):

	2012			2011
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	17,972	$11.27	38%	17,401	$11.07	38%
Hot mix asphalt (tons)	3,734	$54.03	38%	4,026	$48.74	38%
Ready mixed concrete (cubic yards)	550	$113.66	12%	566	$112.12	12%

* Remaining percentage of sales are from precast/prestressed structural concrete, block and  construction supplies.

Revenue for our heavy/highway construction business decreased $38.6 million, or 12.6%, to $268.2 million for fiscal year 2012 compared to $306.8 million for fiscal year 2011. The decrease was attributable to the overall decrease in highway and infrastructure spending at the federal, state and local levels, which we anticipate to continue into fiscal year 2013.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons, has caused the number of larger, heavy, multidisciplinary, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation. This change in the mix of infrastructure spending has resulted in a reduced number of larger, heavy, multidisciplinary, multiyear highway and bridge construction projects in our backlog.

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

Cost of Revenue

Cost of revenue decreased $3.1 million, or 0.5%, to $575.5 million for fiscal year 2012 compared to $578.6 million for fiscal year 2011. Cost of revenue as a percentage of revenue increased to 81.5% for fiscal year 2012 from 79.8% in fiscal year 2011.  The decrease in cost of revenue for fiscal year 2012 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was attributable primarily to our heavy/highway construction business.  The heavy/highway construction business experienced an overall decrease in the amount of work available during the current fiscal year. Our multiyear jobs from 2009 and 2010 wrapped-up and were filled with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. Additionally, the heavy/highway business experienced a loss contract for one job due to unanticipated site conditions for approximately $1.0 million.

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

Intangible Asset Impairment

Intangible asset impairment increased $1.1 million during fiscal year 2012 compared to fiscal year 2011. In fiscal year 2012, we recorded a trademark impairment of $1.1 million related to our Traffic Safety Services and Equipment reporting primarily due to declining revenue.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.3 million, or 14.6%, to $7.6 million during fiscal year 2012 compared to $8.9 million in fiscal year 2011. The decrease is attributable primarily to an overall reduction of our work force as well as overall lower operating performance which decreased the amount of our contribution to certain benefit programs.

Selling, Administrative and General Expenses

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

Operating Income

Operating income for our construction materials business increased $0.1 million, or 0.3%, to $36.2 million for fiscal year 2012 compared to $36.1 million for fiscal year 2011. Operating income as a percentage of revenue for our construction materials business was 6.8% for fiscal year 2012 compared to 7.0% for fiscal year 2011. Income related to the sale of aggregates decreased $0.4 million, or 2.1%, to $19.0 million for fiscal year 2012 compared to $19.4 million for fiscal year 2011. The decrease was attributable primarily to increased depreciation expense of approximately $4.0 million related to the timing of mine reclamation activities offset by an increase in outside sales, including increased fourth quarter sales, due to the open winter as well as a favorable sales mix. Variations in internal and external sales mix can cause changes in profitability period over period. Operating loss related to our precast/prestressed concrete products for fiscal year 2012 decreased $2.5 million to an operating loss of $0.7 million compared to an operating loss of $3.2 million for fiscal year 2011. The improved operating performance in fiscal year 2012 compared to fiscal year 2011 for our precast/prestressed concrete products is primarily attributable to improved selling margins in the overall markets in which we operate and to a lesser extent a more beneficial product mix as we are producing and selling larger beams which typically carry higher overall margins than the smaller beams and other commercial work that we completed in the prior year. The overall increase in operating income was offset by a $3.4 million decrease in hot mix asphalt operating profit. Hot mix asphalt profit decreased 18.4% to $15.1 million for fiscal year 2012 as compared to $18.5 million for fiscal year 2011. The decline in hot mix asphalt profit is attributed to decreased sales volume and increased material costs, primarily those for liquid asphalt.

Operating profit for our heavy/highway construction business decreased $11.6 million to an operating loss of $5.1 million for fiscal year 2012 compared to operating income of $6.5 million for fiscal year 2011.  Operating loss as a percentage of revenue for the heavy/highway construction business was 1.9% for fiscal year 2012 compared to an operating income of 2.1% for fiscal year 2011. Our multiyear jobs from 2009 and 2010 completed and were filled with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation.  These types of projects have lower margins and we have experienced greater competition than with the larger, heavy, multidisciplinary, multiyear highway and bridge construction projects. The extensive competition we are currently experiencing is the result of a continual increase in the number of residential and commercial contractors bidding on public sector projects, resulting in continuing low margins on projects as these contractors tend to bid at or below our historic bid levels. If we are unable to maintain our market share and continue to be aggressive in our bidding to maintain our market share, profitability may be negatively impacted in future periods. The heavy/highway construction business also experienced a loss contract for one job due to unanticipated site conditions for approximately $1.0 million.

Operating profit for our traffic safety services and equipment sales businesses decreased $3.6 million to an operating loss of $0.2 million during fiscal year 2012 compared operating income of $3.4 million during fiscal year 2011. Operating loss as a percentage of revenue for traffic safety services and equipment was 0.2% for fiscal year 2012 compared to operating income of 4.3% for fiscal year 2011.  The decrease in profitability was attributable primarily to a $1.7 million decrease in profit as the result of declining rental service revenue, $0.7 million in increased healthcare costs, $0.5 million increase in bonus expense and the impairment of an indefinite lived trademark for $1.1 million, offset by a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental service activity decreased as we concluded three large high margin service jobs in the prior year and we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

Interest Expense

Interest expense increased $5.3 million, or 12.7%, to $46.9 million for fiscal year 2012 compared to $41.6 million for fiscal year 2011.  This increase is primarily attributable to the increase in our net effective interest rate as a result of our Notes being outstanding for a full year as well as an overall increase in the average debt outstanding for fiscal year 2012 as compared to fiscal year 2011.

Income Tax Benefit

During fiscal year 2012, we recorded $16.4 million of income tax benefit, which resulted in an annual effective rate of 39.2%. The benefit consists of a $17.6 million federal tax benefit offset by $1.2 million of state income tax expense. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in valuation allowance on deferred tax assets.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility with Manufacturers and Traders Trust Company (“M&T”).  As of February 28, 2013, we had borrowed $24.3 million under the ABL Facility.  As of such date, the borrowing base was $109.7 million; provided, however, there was $84.7 million available to borrow because we were required to maintain at least $25 million of excess availability so that we do not trigger the fixed charge coverage ratio based covenant discussed in “Our Indebtedness - Asset-Based Loan Facility - Covenants”, included in this Item.  We recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and provide that through November 30, 2014 we are no longer required to maintain minimum excess availability (as defined in the ABL Facility).  As of February 28, 2013, we had $9.5 million in cash and cash equivalents and working capital of $131.8 million compared to $15.0 million in cash and cash equivalents and working capital of $171.5 million as of February 29, 2012.  Cash balances of $10.1 million and $10.3 million as of February 28, 2013 and February 29, 2012, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.  We maintain company owned life insurance policies with cash surrender values (“CSV”).  During fiscal year 2012 we obtained $3.0 million of cash in the form of a loan against the $4.0 million of CSV which was used for general corporate needs and working capital purposes. This amount was subsequently repaid in fiscal year 2013, however we plan to draw against the CSV in fiscal year 2014.

On March 15, 2012, we completed the sale of $265.0 million in 13.0% senior secured notes due 2018 (the “Secured Notes”).  In connection with the sale of the Secured Notes, we also entered into the ABL Facility.  We utilized the proceeds from the sale of the

Secured Notes and the ABL Facility to prepay all amounts outstanding under our prior credit agreement and certain other debt.

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012, we entered into the first amendment to the ABL Facility to change the required delivery date of the fiscal year 2012 annual financial statements and the required delivery dates of the fiscal year 2013 first and second quarter results and financial statements.  Subsequent to the date of the first amendment, we required multiple extensions of time and ultimately filed our fiscal year 2012 annual financial statements, our fiscal year 2013 first and second quarter results and financial statements on December 15, 2012, January 1, 2013 and February 28, 2013, respectively.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the Fixed Charge Coverage Ratio based on the most recently delivered financial statements is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.  The Company was subject to the adjusted borrowing base calculation as of February 28, 2013 due to its Fixed Charge Coverage Ratio being below 1.0 to 1.0.  The first amendment also added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed as discussed below.

In connection with the first amendment we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify certain terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility as of the balance sheet date and has not modified the terms of the ABL Facility.

On December 7, 2012, we entered into the second amendment to the ABL Facility to change the required delivery date of our fiscal year 2013 third quarter results and financial statements. Subsequent to the date of the second amendment, we required an extension of time and ultimately filed our fiscal year 2013 third quarter results and financial statements on April 1, 2013.

On May 29, 2013, we entered into the third amendment to the ABL Facility, which provided increased short-term borrowing availability.  As part of the third amendment, we agreed to the following revised terms:  (i) the aggregate overall amount of the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) through November 30, 2014, we are no longer required to maintain minimum excess availability (as defined in the ABL Facility); (iii)  the interest rate margin added to applicable LIBOR based borrowings has increased to a fixed 5%; (iv) the interest rate margin added to applicable Base Rate borrowings has increased to a fixed 3%; (v) the 1.25% floor applicable to LIBOR based borrowings has been removed; and (vi) to the extent that we dispose of assets that are ABL Priority Collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.

In connection with the third amendment, we also agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan. The Plan must also be reasonably acceptable in scope and process to M&T. Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by our management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 of unamortized deferred debt issuance costs to interest expense.

On September 5 and 6, 2012 the Company received notices of default from the trustee under the Secured Notes and the Notes, respectively. The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s 2012 10-K and Quarterly Report on Form10-Q for the period ended May 31, 2012 in a timely manner as required by the underlying indentures.  In accordance with the terms and conditions of the underlying indentures, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its 2012 10-K and its Quarterly Report on Form 10-Q for the period ended May 31, 2012 within the 120 day period and therefore has cured such defaults under the indentures.  On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations.  However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities and our ABL Facility, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments.  A failure to obtain such amendments could result in an acceleration of our indebtedness under the ABL Facility and a cross-default under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding.  This could require the Company to restructure or alter its operations and capital structure. See further discussion of the ABL Facility and other effects of the first amendment in “Our Indebtedness - Asset-Based Loan Facility”, included in this Item.

We were required to register and exchange the Secured Notes by March 10, 2013 or be subject to penalty interest. The penalty interest increases 25 basis points for the first 90 days and each 90 days until it reaches 1% and will remain at 1% until we complete the registration of the Secured Notes.  We have not currently registered the Secured Notes.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for fiscal years 2013, 2012 and 2011:

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$20,030	$19,697	$47,503
Investing activities	(45,247)	(46,848)	(31,549)
Financing activities	19,719	22,154	(6,698)
Cash paid for capital expenditures	(42,417)	(43,954)	(32,706)

Operating Activities

Net cash provided by operating activities increased $0.3 million to $20.0 million in fiscal year 2013, compared to $19.7 million in fiscal year 2012.  The increase in cash provided by operating activities was the result of improved working capital of $26.3 million due to decreased activity and better collections of accounts receivable, partially offset by less cash generated from operations of $26.0 million.  Operating cash flow in fiscal year 2013 included the favorable impact of the payment-in-kind interest election of $23.3 million.

Net cash provided by operating activities decreased $27.8 million to $19.7 million in fiscal year 2012, compared to $47.5 million in fiscal year 2011.  The decrease in cash provided by operating activities was primarily the result of an increased net loss for fiscal year 2012.  Operating activities also included an increase in deferred taxes and an increase in accounts payable as the result of the increased activity in the fourth quarter.

Investing Activities

Net cash used in our investing activities decreased $1.6 million to $45.2 million in fiscal year 2013 compared to $46.8 million in fiscal year 2012.  Net cash used in fiscal year 2013 included capital expenditures of $42.4 million and repayment of $3.0 million associated with our cash surrender value life insurance policies as well as an additional $0.3 million in payments, offset by proceeds from the sale of property and equipment of $0.3 million.  Net cash used in fiscal year 2012 included the addition of $8.6 million in capitalized software and capital expenditures of $35.4 million and the commitment of $8.8 million of cash collateral related to our captive insurance arrangement, offset by proceeds from the sale of property and equipment of $2.7 million and $2.8 million related to our cash surrender value life of insurance policies.

Net cash used in our investing activities increased $15.3 million to $46.8 million in fiscal year 2012 compared to $31.5 million in fiscal year 2011.  Net cash used in investing activities for fiscal year 2012 included cash for capital expenditures and capitalized software of $44.0 million, an increase of $11.3 million compared to cash capital expenditures and capitalized software of $32.7 million for fiscal year 2011. The increase in cash capital expenditures was partially offset by $2.7 million of cash received for the sale of property and equipment.  The increase in cash capital expenditures during fiscal year 2012 was attributable to additional expenditures related to our ERP of approximately $7.7 million and additional land and plant improvements of approximately $3.6 million.

Financing Activities

Net cash provided by financing activities decreased $2.5 million to $19.7 million for fiscal year 2013 compared to net cash provided by financing activities of $22.2 million in fiscal year 2012.  Net cash provided by our financing activities in fiscal year 2013 was primarily driven by the March 15, 2012 refinancing, which included the ABL Facility and $265.0 million in Secured Notes which was offset by the repayment of our previous first lien term loan A & B, first lien revolving credit facility and other long-term debt.  The Company also paid approximately $14.1 million in fees and related expenses associated with the refinancing which we have capitalized.

Net cash provided by financing activities increased $28.9 million to $22.2 million for fiscal year 2012 compared to net cash used in financing activities of $6.7 million in fiscal year 2011.  Net cash provided by our financing activities in fiscal year 2012 include net borrowings of $47.0 million under our revolving credit facility and other borrowings of $12.4 million, offset by $34.4 million of payments.  New borrowings under our revolving credit facility increased compared to fiscal year 2011 as part of the proceeds from the Notes were used to repay approximately $43.5 million of indebtedness under our revolving credit facility in the prior fiscal year.  The additional borrowings of $12.4 million, included $4.0 million for the refinancing of industrial revenue bonds during the first quarter and $8.0 million of unsecured borrowings available for seasonal liquidity.  We incurred approximately $1.7 million in costs associated with the ninth and eleventh amendments to our prior credit agreement and the incurrence of our prior $20.0 million secured credit facility.

As discussed below under “Our Indebtedness — Asset-Based Loan Facility”, as a result of our failure to file the registration statement with the Security and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new

Secured Notes within the required time period, we must pay an increased interest rate on the Secured Notes until such exchange offer is completed or the Secured Notes are redeemed.

Capital Expenditures

Cash capital expenditures decreased $1.6 million to $42.4 million in fiscal year 2013 compared to $44.0 million in fiscal year 2012.  This decrease is a result of $8.6 million lower capitalized software spend, offset by higher spending on existing manufacturing and other plant related equipment of $7.0 million.

Cash capital expenditures increased $11.3 million to $44.0 million in fiscal year 2012 compared to $32.7 million in fiscal year 2011.  This increase is a result of $7.7 million higher capitalized software spend, primarily related to our ERP system, and higher spending on existing manufacturing and other plant related equipment of $3.6 million.

Our Indebtedness

Refinancing

On March 15, 2012, we completed the sale of the Secured Notes and entered into the ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and borrowings under the ABL Facility to repay all amounts outstanding under, and terminate, our prior credit agreement and certain other debt.

Asset-Based Loan Facility

Original Terms

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  We classify borrowings under the ABL Facility as long-term due to our ability to maintain such borrowings on a long-term basis.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The LIBOR margin for the ABL Facility is fixed at 5.00% (as of the date of the third amendment, discussed below and the base rate margin is fixed at 3.00% (as of the date of the third amendment, discussed below.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of the ABL Facility Agreement until September 7, 2012 (date of the first amendment, discussed below), the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Covenants

As modified by the third amendment discussed below, the ABL Facility now provides that if at any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of February 28, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, our available borrowings under the ABL Facility will be reduced by $25 million.

In addition, the ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of February 28, 2013 the Company was in compliance with these affirmative and negative covenants.

Amendment of ABL Facility

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012, we entered into the first amendment to the ABL Facility to change the required delivery date of our audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements.  Subsequent to the date of the first amendment, we required multiple extensions of time and ultimately filed our audited February 29, 2012 financial statements, our fiscal year 2013 first and second quarter results and financial statements on December 15, 2012, January 1, 2013 and February 28, 2013, respectively.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the Fixed Charge Coverage Ratio based on the most recently delivered financial statements is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.  We were subject to the adjusted borrowing base calculation as of February 28, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, that M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility.

On December 7, 2012, we entered into the second amendment to the ABL Facility to change the required delivery date of our third quarter results and financial statements. Subsequent to the date of the second amendment, we required an extension of time and ultimately filed our third quarter results and financial statements on April 1, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

On May 29, 2013, we entered into the third amendment to the ABL Facility, which provided increased short-term borrowing availability.  As part of the third amendment, we agreed to the following revised terms:  (i) the aggregate overall amount of the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) through November 30, 2014, we are no longer required to maintain minimum excess availability (as defined in the ABL Facility); (iii)  the interest rate margin added to applicable LIBOR based borrowings has increased to a fixed 5%; (iv) the interest rate margin added to applicable Base Rate borrowings has increased to a fixed 3%; (v) the 1.25% floor applicable to LIBOR based borrowings has been removed; and (vi) to the extent that we dispose of assets that are ABL Priority Collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.

In connection with the third amendment, we also agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan.  The Plan must also be reasonably acceptable in scope and process to M&T.  Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by our management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 of unamortized deferred debt issuance costs to interest expense.

Interest Rate and Availability

As of February 28, 2013, the weighted average interest rate on the ABL Facility was 4.0%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.2% for fiscal year 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 2.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

As of February 28, 2013, we had borrowed $24.3 million under the ABL Facility.  As of such date, the borrowing base was $109.7 million; provided, however, there was $84.7 million available to borrow because we were required to maintain at least $25 million of excess availability so that we do not trigger the fixed charge coverage ratio based covenant discussed above in “Our Indebtedness - Asset-Based Loan Facility - Covenants”,  included in this Item. As discussed above, we recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and through November 30, 2014 we are no longer required to maintain minimum excess availability (as defined in the ABL Facility).

Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  At any time prior to September 1, 2014, the Company may redeem all or part of the Notes at a redemption price equal to 100.0% of the principal amount plus accrued and unpaid interest and an applicable “make-whole” premium which is set forth in the indenture governing the Notes. On or after September 1, 2014, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

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

The Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries.  The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  The Company is not required to maintain any affirmative financial ratios or covenants.

The Indenture governing the Notes required that the Company file a registration statement with the Securities and Exchange Commission and exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes. The Company filed its registration statement with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and the Company concluded the exchange offer on October 12, 2011.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At February 28, 2013, PIK interest was $23.3 million ($11.9 million was recorded as an increase to the Secured Notes and $11.4 million was recorded as a long-term obligation in Other liabilities).

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

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively.

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

Year	Percentage
2015	106.50%
2016	103.25%
2017 and thereafter	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes at the end of the first accrual period ending after the fifth anniversary of the Secured Notes issuance and each accrual period thereafter.

The Secured Notes are guaranteed on a joint and several basis, by certain of the Company’s existing and future domestic subsidiaries.  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis.

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

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $5.8 million and $4.4 million of new obligations under various financing arrangements related to equipment, assets and other in fiscal years 2013 and 2012, respectively.

Obligations include loans of $7.5 million and $8.2 million as of February 28, 2013 and February 29, 2012, respectively, secured by certain facilities at 3.5% as of February 28, 2013 and 7.3% as of February 29, 2012.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.4 million and $10.6 million as of February 28, 2013 and February 29, 2012, respectively.  The effective interest rate on these bonds ranged from 0.23% to 0.41% for fiscal year 2013 and 0.28% to 0.46% for fiscal year 2012.  The Company is subject to annual principal maturities each year which is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdrafts liability of $2.2 million, which is included within the current portion of long-term debt as of February 28, 2013.

All other obligations of $3.9 million and $4.2 million as of February 28, 2013 and February 29, 2012, respectively, relate to various equipment financings and are at a weighted average interest rates of 5.6% and 4.4%, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Debt and Contractual Obligations

The following table presents, as of February 28, 2013, our debt repayments, interest payments and our obligations and commitments to make future payments under contracts and contingent commitments:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
ABL Facility	$24,314	$—	$—	$—	$—	$24,314	$—
11.0% Senior notes due 2018	250,000	—	—	—	—	—	250,000
13.0% Senior secured notes due 2018 (1)	377,376	—	—	—	—	—	377,376
Land, equipment and other obligations	19,005	7,803	1,718	1,391	1,370	1,340	5,383
Obligations under capital leases	7,743	3,539	2,327	1,310	481	79	7
Interest payments (2)	285,753	43,441	47,648	52,336	54,059	69,336	18,933
Operating leases	7,936	2,062	1,437	1,098	582	271	2,486
Pensions (3)	5,863	556	559	583	597	594	2,974
Purchase commitments (4)	4,267	2,611	1,262	394	—	—	—
Total contractual obligations	$982,257	$60,012	$54,951	$57,112	$57,089	$95,934	$657,159

(1)

Assumes refinanced debt at a 1% increase in cash interest and a 1% decrease in PIK interest in months 13-24 (5% cash/8% PIK), assumes a 2% increase in cash and 2% decrease in PIK interest in months 25-36 (6% cash/7% PIK) and assumes a 3% increase in cash and 3% decrease in PIK interest in months 37-48 (7% cash/6% PIK). Amount includes PIK interest; cash interest is included in future interest payments.

(2)

Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of February 28, 2013, with the exception of future interest payments for our ABL Facility, which reflects the interest rate in effect under the May 29, 2013 third amendment to the ABL Facility. These interest payments may differ from actual results.

(3)	Amounts represent estimated future benefit payments related to our defined benefit plans and amount in “Thereafter” column is for fiscal years 2019-2023.

(4)

We have a number of forward contracts for the purchase of fuels and other commodities which contain commitments or obligations as of February 28, 2013. The future payments under these contracts are included here.

Contingencies

In the normal course of business, we have commitments, lawsuits, claims, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, statement of comprehensive income (loss) or liquidity.

We maintain a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. Our self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. We are required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. We also maintain three self-insurance programs for health coverage with losses limited to $0.3 million per employee. We are required to provide a letter of credit in the amount of $0.7 million to guarantee payment of the deductible portion of our liability coverage existing prior to January 1, 2008.

We also maintain a captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage.  On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage. The total amount of collateral provided in the arrangement was $8.8 million and is recorded on our consolidated balance sheet as part of restricted cash as of February 28, 2013 and February 29, 2012. Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying consolidated balance sheet, were approximately $10.8 million and $9.7 million as of February 28, 2013 and February 29, 2012, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued insurance amounts include primarily workers’ compensation totaling $8.9 million and $ 8.7 million as of February 28, 2013 and February 29, 2012, respectively.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit primarily associated with our industrial development authority bonds totaling $11.9 million and $14.5 million at February 28, 2013 and February 29, 2012, respectively, which were not included in our Consolidated Balance Sheets.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, ‘‘Nature of Operations and Summary of Significant Accounting Policies’’ as reported in our notes to our financial statements for fiscal year 2013 included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs, which are recognized during the period in which the revisions are identified. Amounts attributable to contract claims are included in revenues when realization is probable and the amounts can be reasonably estimated. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date. As of February 28, 2013 and February 29, 2012, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

We account for custom-built concrete products under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

We generally recognize revenue on the sale of construction materials and concrete products, other than custom-built concrete products, when the customer takes title and assumes risk of loss. Typically, this occurs when products are shipped.

We recognize equipment rental revenue on a straight-line basis over the specific daily, weekly or monthly terms of the agreements. Revenues from the sale of equipment and contractor supplies are recognized at the time of delivery to, or pick-up by, the customer.

Other revenue consists of sales of miscellaneous materials, scrap and other products that do not fall into our other primary lines of business. We generally recognize revenue when the customer takes title and assumes risk of loss, the price is fixed or determinable and collection is reasonably assured.

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

Our annual goodwill impairment analysis takes place as of fiscal year-end.  As of February 28, 2013 and February 29, 2012, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.  As of February 28, 2013 the estimated fair value of each of the reporting units was in excess of 15% of carrying values except for our Traffic Safety Services and Equipment reporting unit, which was approximately 15%.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology and customer relationships are being amortized over a straight-line basis of 15 and 20 years, respectively. Our intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The trademarks are considered to have an indefinite life and are not amortized but rather tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable based on a review of legal, regulatory, contractual, competitive, economic and other factors that limit the useful life of the asset. As a result of the Company’s review performed in combination with the annual impairment review completed as of February 28, 2013, the Company determined that factors had arisen which caused the Company to conclude that an indefinite useful life was no longer supportable.  Beginning in fiscal year 2014, our trademarks will be amortized on a straight-line basis between 30 and 50 years.  As a result, the Company recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its Construction Materials reporting unit. The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $3.4 million and the remaining balance for our Construction Materials reporting unit’s trademark is $8.2 million as of February 28, 2013.

We use a variety of methodologies in conducting the impairment assessment of our intangible assets including discounted cash flow models, which are based on the assumptions the Company believes a hypothetical marketplace participants would use. For the intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The fair value measurements for the impairments were categorized within Level 3 of the fair value hierarchy.

Self-Insurance

We are self-insured for workers’ compensation and health coverage, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation, primarily for reclamation costs, as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets.  The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset.  The liability is accreted through charges to operating expenses.  If the asset retirement obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on the settlement.

We are legally required to maintain reclamation bonds with the Commonwealth of Pennsylvania.  We calculate the land reclamation obligations based upon the legal requirements for bond posting amounts as adjusted for inflation and discounted using present value techniques at a credit-adjusted risk-free rate commensurate with the estimated years to settlement.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.  Except for the trademark impairments discussed in “Other Intangible Assets” above, no other impairment charges were recorded.

Recently Issued Accounting Standards

Refer to Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, to the Consolidated Financial Statements for a discussion of recent accounting guidance and pronouncements.

Item 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have exposure to financial market risks, including changes in commodity prices, interest rates and other relevant market prices.

Commodity Price Risk

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels, electricity and natural gas for production of hot mix asphalt and concrete, and diesel fuel for distribution and production-related vehicles. We attempt to limit our exposure to changes in commodity prices by putting sales price escalators in place for most public contracts, and we aggressively seek to obtain escalators on private and commercial contracts.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of February 28, 2013, we have $24.3 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.2 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

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

Item 8.                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

New Enterprise Stone & Lime Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, cash flows, and changes in equity (deficit), present fairly, in all material respects, the financial position of  New Enterprise Stone & Lime Co., Inc. and its subsidiaries at February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania

May 29, 2013

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 29,
(In thousands, except share and per share data)	2013	2012
Assets
Current assets
Cash and cash equivalents	$9,534	$15,032
Restricted cash	10,123	10,322
Accounts receivable, less reserves of $3,515 and $3,259, respectively	52,271	76,841
Inventories	125,144	132,195
Deferred income taxes	12,386	16,019
Other current assets	8,337	7,788
Total current assets	217,795	258,197
Property, plant and equipment, net	371,868	371,574
Goodwill	89,073	90,847
Other intangible assets	21,000	26,344
Other assets	34,452	29,360
Total assets	$734,188	$776,322
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,342	$7,538
Accounts payable — trade	20,608	27,558
Accrued liabilities	54,007	51,631
Total current liabilities	85,957	86,727
Long-term debt, less current maturities	566,645	521,475
Deferred income taxes	52,443	96,674
Other liabilities	36,733	21,578
Total liabilities	741,778	726,454
Commitments and contingencies (Note 16)
(Deficit) equity
Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 500 shares and 20,500 shares, respectively.	1	21
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 273,285 shares and 250,925 shares, respectively.	273	251
Accumulated deficit	(134,297)	(76,779)
Additional paid-in capital	126,962	126,964
Accumulated other comprehensive loss	(2,422)	(2,181)
Total New Enterprise Stone & Lime Co., Inc. (deficit) equity	(9,483)	48,276
Noncontrolling interest in consolidated subsidiaries	1,893	1,592
Total (deficit) equity	(7,590)	49,868
Total liabilities and (deficit) equity	$734,188	$776,322

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011
Revenue
Construction materials	$355,666	$361,843	$346,328
Heavy/highway construction	240,904	262,714	300,658
Traffic safety services and equipment	73,258	71,008	68,812
Other revenues	7,262	10,369	9,601
Total revenue	677,090	705,934	725,399

Cost of revenue (exclusive of items shown separately below)
Construction materials	259,972	258,836	244,315
Heavy/highway construction	232,953	255,303	281,077
Traffic safety services and equipment	60,044	55,840	50,026
Other expenses	4,534	5,507	3,193
Total cost of revenue	557,503	575,486	578,611

Depreciation, depletion and amortization	50,942	51,674	45,917
Intangible asset impairment	4,704	1,100	—
Pension and profit sharing	8,325	7,622	8,907
Selling, administrative and general expenses	77,138	64,511	61,547
Loss (gain) on disposals of property, equipment and software	323	808	(600)
Operating (loss) income	(21,845)	4,733	31,017
Interest income	140	343	318
Interest expense	(75,987)	(46,902)	(41,586)
Loss before income taxes	(97,692)	(41,826)	(10,251)
Income tax benefit	(41,558)	(16,397)	(4,478)
Net loss	(56,134)	(25,429)	(5,773)
Unrealized actuarial (losses) gains and amortization of prior service costs, net of income taxes	(241)	(778)	173
Comprehensive loss	(56,375)	(26,207)	(5,600)
Less: Comprehensive income attributable to noncontrolling interest	(1,384)	(820)	(1,195)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(57,759)	$(27,027)	$(6,795)

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Reconciliation of net loss to net cash provided by operating activities
Net loss	$(56,134)	$(25,429)	$(5,773)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	50,942	51,674	45,917
Intangible asset impairment	4,704	1,100	—
Loss (gain) on disposals of property, equipment and software	323	808	(600)
Non-cash payment-in-kind interest accretion	23,348	—	—
Amortization and write-off of debt issuance costs	10,060	4,751	6,568
Deferred income taxes	(41,547)	(16,411)	(868)
Bad debt expense	1,035	2,196	985
Changes in assets and liabilities:
Accounts receivable	23,535	(11,665)	(8,270)
Inventories	4,643	(2,773)	(2,208)
Other assets	(1,359)	3,047	3,179
Accounts payable	(5,617)	11,684	2,724
Other liabilities	6,097	715	5,849
Net cash provided by operating activities	20,030	19,697	47,503
Cash flows from investing activities
Capital expenditures	(42,394)	(35,392)	(31,777)
Capitalized software	(23)	(8,562)	(929)
Proceeds from sale of property and equipment	304	2,716	2,240
Change in cash value of life insurance	(3,333)	2,825	(962)
Change in restricted cash	199	(8,435)	(87)
Other investing activities	—	—	(34)
Net cash used in investing activities	(45,247)	(46,848)	(31,549)
Cash flows from financing activities
Proceeds from revolving credit	224,729	145,477	100,164
Repayment of revolving credit	(298,361)	(98,500)	(121,065)
Proceeds from issuance of long-term debt	268,641	12,398	250,000
Repayment of long-term debt	(155,202)	(29,133)	(219,180)
Payments on capital leases	(4,943)	(5,329)	(5,009)
Debt issuance costs	(14,062)	(1,663)	(9,967)
Distribution to noncontrolling interest	(1,083)	(1,096)	(1,641)
Net cash provided by (used in) financing activities	19,719	22,154	(6,698)
Net (decrease) increase in cash and cash equivalents	(5,498)	(4,997)	9,256
Cash and cash equivalents
Beginning of period	15,032	20,029	10,773
End of period	$9,534	$15,032	$20,029

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit)

					Accumulated	Total New
	Common	Common		Additional	Other	Enterprise Stone		Total
	Stock,	Stock,	Accumulated	Paid-In	Comprehensive	& Lime Co. Inc.	Noncontrolling	(Deficit)
(In thousands)	Class A	Class B	Deficit	Capital	Loss	(Deficit) Equity	Interest	Equity

Balance, February 28, 2010	$—	$—	$(99,644)	$—	$(1,576)	$(101,220)	$2,348	$(98,872)
Net (loss) income	—	—	(6,968)	—	—	(6,968)	1,195	(5,773)
Pension adjustment, net of tax of $122	—	—	—	—	173	173	—	173
Change in Redeemable Common Stock	—	—	53,077	—	—	53,077	—	53,077
Subsidiary interest adjustments	—	—	—	—	—	—	(34)	(34)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,641)	(1,641)
Balance, February 28, 2011	—	—	(53,535)	—	(1,403)	(54,938)	1,868	(53,070)
Net (loss) income	—	—	(26,249)	—	—	(26,249)	820	(25,429)
Pension adjustment, net of tax of $548	—	—	—	—	(778)	(778)	—	(778)
Change in Redeemable Common Stock	—	—	3,005	—	—	3,005	—	3,005
Elimination of put right (1)	21	251	—	126,964	—	127,236	—	127,236
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,096)	(1,096)
Balance, February 29, 2012	21	251	(76,779)	126,964	(2,181)	48,276	1,592	49,868
Net (loss) income	—	—	(57,518)	—	—	(57,518)	1,384	(56,134)
Pension adjustment, net of tax of $104	—	—	—	—	(241)	(241)	—	(241)
Exchange of Class A voting common stock for Class B non-voting common stock (1)	(20)	22	—	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,083)	(1,083)
Balance, February 28, 2013	$1	$273	$(134,297)	$126,962	$(2,422)	$(9,483)	$1,893	$(7,590)

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

Construction materials is comprised of aggregate production, including crushed stone and construction sand and gravel, hot mix asphalt production, ready mixed concrete production, and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks.  Heavy/highway construction includes heavy construction, blacktop paving and other site preparation services. The Company’s heavy/highway construction operations are primarily supplied with construction materials from our construction materials segment.  Traffic safety services and equipment consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

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

Principles of Consolidation

The accompanying consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest.  During fiscal year 2011, we consolidated various legal entities in order to simplify our legal structure.  This consolidation did not affect our financial position, results of operations, or cash flows.  The companies in the consolidated group as of February 28, 2013 and February 29, 2012 include New Enterprise Stone & Lime Co., Inc.; Gateway Trade Center Inc.; EII Transport Inc.; Protection Services Inc.; Work Area Protection Corp.; SCI Products Inc.; ASTI Transportation Systems, Inc.; Precision Solar Controls Inc.; Rock Solid Insurance Company; Kettle Creek Partners GP, LLC; and Kettle Creek Partners L.P.

The consolidated financial statements also include the accounts of South Woodbury, L.P., which is 99% owned by certain life insurance trusts, which insure the lives of the principal stockholders of the Company. The remainder is owned by the Company through a 1% general partnership interest owned by a wholly-owned entity of the Company, NESL II, LLC.

South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company’s corporate headquarters in New Enterprise, PA. The Company entered into the lease agreements on February 28, 2003. The original lease terms for both leases end on May 31, 2023 and the Company has one five-year option to extend each lease. The annual base rents for the Roaring Spring, PA and New Enterprise, PA office buildings are $0.4 million and $2.0 million respectively, which may be reset to a fair market rate, as defined in the agreements.

Intercompany balances and transactions have been eliminated in consolidation.

Investments in entities in which the Company has an ownership interest of 50% or less are accounted for by the equity method. Investments in affiliated companies consist of a 16.2% membership interest in Means To Go, LLC as of February 28, 2013.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

In May 2012, the Company started using a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, the Company classifies net aggregate cash overdraft positions as other obligations within the current maturities of long-term debt as of February 28, 2013, based on the short-term nature of these positions.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and temporary investments with high-quality financial institutions.  At times, such balances and investments may be in excess of federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania.  These entities include PennDOT, the Pennsylvania Turnpike Authority and various townships, municipalities, school districts and universities within Pennsylvania.  The Company had $7.8 million and $4.6 million of accounts receivable from these governmental entities as of February 28, 2013 and February 29, 2012, respectively.  The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable balances.

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

The Company capitalizes interest cost during the period assets are being constructed.  Interest capitalized on construction in progress amounted to $0.1 million, $0.3 million and $0.1 million during fiscal years 2013, 2012 and 2011, respectively.  We capitalized $0.3 million of interest cost related to our new enterprise resource planning system (“ERP”) during fiscal year 2012; no amounts were capitalized during fiscal years 2013 or 2011.

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

Our annual goodwill impairment analysis takes place as of fiscal year end.  As of February 28, 2013 and February 29, 2012, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.  As of February 28, 2013 the estimated fair value of each of the reporting units was in excess of 15% of carrying values except for our Traffic Safety Services and Equipment reporting unit, which was approximately 15%.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology and customer relationships are being amortized over a straight-line basis of 15 and 20 years, respectively. Our intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The trademarks are considered to have an indefinite life and are not amortized but rather tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable based on a review of legal, regulatory, contractual, competitive, economic and other factors that limit the useful life of the asset. As a result of the Company’s review performed in combination with the annual impairment review completed as of February 28, 2013, the Company determined that factors had arisen which caused the Company to conclude that an indefinite useful life was no longer supportable.  Beginning in fiscal year 2014, our trademarks will be amortized on a straight-line basis between 30 and 50 years.  As a result, the Company recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its

Construction Materials reporting unit. The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $3.4 million and the remaining balance for our Construction Materials reporting unit’s trademark is $8.2 million as of February 28, 2013.

We use a variety of methodologies in conducting the impairment assessment of our intangible assets including discounted cash flow models, which are based on the assumptions the Company believes a hypothetical marketplace participants would use. For the intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The fair value measurements for the impairments were categorized within Level 3 of the fair value hierarchy.

Other Noncurrent Assets

Other noncurrent assets consist primarily of deferred financing fees, capitalized software, the cash surrender value of Company owned life insurance policies and deferred stripping costs.  Deferred financing costs are amortized to interest expense over the terms of the associated credit agreements using the effective interest method of amortization.  Capitalized software costs consist primarily of internal and external costs associated with the implementation of our ERP system.  The amortizable lives of our capitalized software are 3 - 10 years.  Deferred stripping costs consist of costs incurred during the development stage of a mine (pre-production stripping) and are expensed over the productive life of the mine using the units-of-production method.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation, primarily for reclamation costs, as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets.  The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset.  The liability is accreted through charges to operating expenses.  If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on the settlement.

The Company is legally required to maintain reclamation bonds with the Commonwealth of Pennsylvania.  The land reclamation obligation calculated by the Company is based upon the legal requirements for bond posting amounts and is adjusted for inflation and discounted using present value techniques at a credit-adjusted risk-free rate commensurate with the estimated years to settlement.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs, which are recognized during the period in which the revisions are identified.  Amounts attributable to contract claims are included in revenues when realization is probable and the amounts can be reasonably estimated.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified.  Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes.  Administrative and general expenses are charged to expense as incurred.  Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date.  Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 28, 2013 and February 29, 2012, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.  Except for the trademark impairments discussed in “Other Intangible Assets” above, no other impairment charges were recorded.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the applicable accounting guidance, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for current and prior fiscal years in determining the adequacy of the provision for income taxes.  Interest accrued related to unrecognized tax benefits and penalties related to income tax are both included as a component of the provision for taxes and adjust the income tax provision, the current tax liability and deferred taxes in the period during which the facts that give rise to a revision become known.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and other intangible assets; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves.  Actual results could differ from those estimates.

New Accounting Standards

Recently Issued Accounting Standards

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  This ASU will be effective commencing with the three months ending May 31, 2013.  We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In May, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”) and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends the goodwill impairment testing guidance in ASC 350-20, Goodwill.  Under the amended standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted this standard on March 1, 2012, which did not have a material impact on the consolidated financial statements.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation.

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

On March 15, 2012, the Company completed the sale of $265.0 million in 13.0% senior secured notes due 2018 (the “Secured Notes”).  In connection with the sale of the Secured Notes, we also entered into the ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and the ABL Facility to prepay all amounts outstanding under our prior credit agreement and certain other debt.

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012.  On September 7, 2012, we entered into the first amendment to the ABL Facility to change the required delivery date of the fiscal year 2012 annual financial statements and the required delivery dates of the fiscal year 2013 first and second quarter results and financial statements.  Subsequent to the date of the first amendment, we required multiple extensions of time and ultimately filed our fiscal year 2012 annual financial statements, our fiscal year 2013 first and second quarter results and financial statements on December 15, 2012, January 1, 2013 and February 28, 2013, respectively.

As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the Fixed Charge Coverage Ratio based on the most recently delivered financial statements is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.  The Company was subject to the adjusted borrowing base calculation as of February 28, 2013 due to its Fixed Charge Coverage Ratio being below 1.0 to 1.0.  The first amendment also added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed as discussed below.

In connection with the first amendment we also agreed with M&T that, in the event M&T was unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify certain terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility as of the balance sheet date and M&T has not modified the terms of the ABL Facility.

On December 7, 2012, we entered into the second amendment to the ABL Facility to change the required delivery date of our fiscal year 2013 third quarter results and financial statements. Subsequent to the date of the second amendment, we required an extension of time and ultimately filed our third quarter results and financial statements on April 1, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such an amendment could result in an acceleration of our indebtedness under the ABL Facility and a cross-default under our other indebtedness, including the Notes and Secured Notes. See further discussion of the ABL Facility and other effects of the first amendment in Note 9, “Long-Term Debt.”

On May 29, 2013, we entered into the third amendment to the ABL Facility, which provided increased short-term borrowing availability.  As part of the third amendment, we agreed to the following revised terms:  (i) the aggregate overall amount of the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) through November 30, 2014, we are no longer required to maintain minimum excess availability (as defined in the ABL Facility); (iii)  the interest rate margin added to applicable LIBOR based borrowings has increased to a fixed 5%; (iv) the interest rate margin added to applicable Base Rate borrowings has increased to a fixed 3%; (v) the 1.25% floor applicable to LIBOR based borrowings has been removed; and (vi) to the extent that we dispose of assets that are ABL Priority Collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.

In connection with the third amendment, we also agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan. The Plan must also be reasonably acceptable in scope and process to M&T. Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by our management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 of unamortized deferred debt issuance costs to interest expense.

On September 5 and 6, 2012 the Company received notices of default from the trustee under the Secured Notes and the Notes, respectively. The notices of default were related to the Company’s inability to provide the trustee with copies of the Company’s 2012 10-K and Quarterly Report on Form10-Q for the period ended May 31, 2012 in a timely manner as required by the underlying indentures.  In accordance with the terms and conditions of the underlying indentures, the Company had 120 days from the date of those notices to cure such default by complying with its reporting requirements and related filings.  The Company filed its 2012 10-K and its Quarterly Report on Form 10-Q for the period ended May 31, 2012 within the 120 day period and therefore has cured such defaults under the indentures.  On January 14, 2013, the Company received a notice of default from the trustee under the indentures for the Secured Notes and Notes due to the Company’s  inability to provide its Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 in compliance with the indentures.  We filed our Quarterly Report on Form 10-Q for the second fiscal quarter ended August 31, 2012 within the 120 day period and therefore cured such default under the indentures.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities and our ABL Facility, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the ABL Facility and a crossdefault under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding.  This could require the Company to restructure or alter its operations and capital structure.

We were required to register and exchange the Secured Notes by March 10, 2013 or be subject to penalty interest. The penalty interest is 25 basis points for the first 90 days and each 90 days until it reaches 1% and will remain at 1% until we complete the registration of the Secured Notes.  We have not currently registered the Secured Notes.

3.           Accounts Receivable

The Company’s accounts receivable consists of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Costs and estimated earnings in excess of billings	$4,265	$14,570
Trade	48,392	60,172
Retainages	3,129	5,358
	55,786	80,100
Allowance for doubtful accounts	(3,515)	(3,259)
Accounts receivable, net	$52,271	$76,841

Costs and estimated earnings in excess of billings related to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

4.            Inventories

The Companies inventories consist of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Crushed stone, agricultural lime, and sand	$76,927	$84,016
Safety equipment	16,057	16,901
Parts, tires, and supplies	11,331	11,313
Raw materials	9,247	9,400
Concrete blocks	4,210	4,547
Building materials	3,921	3,982
Other	3,451	2,036
	$125,144	$132,195

5.            Property, Plant & Equipment

The Company’s property, plant & equipment consist of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Limestone and sand acreage	$144,076	$142,034
Land, buildings and building improvements	100,074	96,504
Crushing, prestressing, and manufacturing plants	326,066	310,130
Contracting equipment, vehicles and other	300,450	281,543
Construction in progress	5,680	8,829
Property, plant and equipment	876,346	839,040
Less: Accumulated depreciation and depletion	(504,478)	(467,466)
Property, plant and equipment, net	$371,868	$371,574

Depreciation expense was $47.5 million, $48.7 million and $43.2 million for fiscal years 2013, 2012 and 2011, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $23.6 million and $25.8 million as of February 28, 2013 and February 29, 2012, respectively.

6.                   Goodwill and Other Intangible Assets

Goodwill

The following table presents the gross amount of goodwill and accumulated impairment losses by segment:

	February 28, 2013			February 29, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
(In thousands)	Amount	Losses	Amount	Amount	Losses	Amount

Construction materials*	$122,371	$(39,143)	$83,228	$124,145	$(39,143)	$85,002
Traffic safety services and equipment	5,845	—	5,845	5,845	—	5,845
	$128,216	$(39,143)	$89,073	$129,990	$(39,143)	$90,847

*During the fourth quarter of fiscal year 2013, the Company reduced goodwill for the settlement of a deferred acquisition liability, net of tax of $1.8 million originally recorded in connection with its acquisition of Stabler Companies Inc. in January 2008.

Other Intangible Assets

The Company’s intangible assets consist of the following:

	February 28, 2013			February 29, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets
Customer relationships	$12,000	$(3,000)	$9,000	$12,000	$(2,400)	$9,600
Technology	600	(200)	400	600	(160)	440
Trademarks	11,600	—	11,600	—	—	—
	24,200	(3,200)	21,000	12,600	(2,560)	10,040
Nonamortizable intangible assets
Trademarks	—	—	—	16,304	—	16,304
Total other intangible assets	$24,200	$(3,200)	$21,000	$28,904	$(2,560)	$26,344

As discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Other Intangible Assets”, we recorded impairments of our trademarks of $4.7 million and $1.1 million in fiscal years 2013 and 2012, respectively.  The aggregate amortization expense related to amortizable intangible assets was $0.6 million for fiscal years 2013, 2012 and 2011.

	February 29, 2012				February 28, 2013
	Net			Reclassification	Net
	Carrying			to amortizable	Carrying
(In thousands)	Amount	Amortization	Impairment	intangible asset	Amount

Amortizable intangible assets
Customer relationships	$9,600	$(600)	$—	$—	$9,000
Technology	440	(40)	—	—	400
Trademarks	—	—	—	11,600	11,600
	10,040	(640)	—	11,600	21,000
Nonamortizable intangible assets
Trademarks	16,304	—	(4,704)	(11,600)	—
Total other intangible assets	$26,344	$—	$(4,704)	$(11,600)	$21,000

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

(In thousands)

Fiscal Year Ending
2014	$811
2015	811
2016	811
2017	811
2018	811
Thereafter	16,943
$21,000

7.              Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Deferred financing fees (less current portion of $3,658 and$4,882, respectively)	$14,523	$10,409
Capitalized software (net of accumulated amortization of $1,080 and $160, respectively)	9,211	11,719
Cash value of life insurance (net of loans of $0 and $3,000, respectively)	4,338	1,006
Deferred stripping costs	3,868	2,994
Other	2,512	3,232
Total other assets	$34,452	$29,360

As part of our debt refinancing transactions on March 15, 2012, we incurred and capitalized $15.0 million of deferred financing fees.  The Company recognized a loss on debt retirement of approximately $6.4 million related to the write-off of unamortized debt issuance costs.  The write-off of the debt issuance costs were recorded as interest expense.

During the fiscal year 2013, the Company recorded a $1.3 million reduction to capitalized software related to our new ERP system and a $0.2 million loss on the disposal of capitalized software.

8.            Accrued Liabilities

The Company’s accrued liabilities consist of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Interest	$18,962	$14,055
Insurance	19,715	18,353
Payroll and vacation	8,281	8,496
Other	3,671	3,482
Withholding taxes	1,640	2,862
Billings in excess of costs and estimated earnings on uncompleted contracts	1,529	255
Contract expenses	209	518
Deferred acquisition liability	—	3,610
Total accrued liabilities	$54,007	$51,631

9.            Long-Term Debt

The Company’s long-term debt consists of the following:

	February 28,	February 29,
(In thousands)	2013	2012

ABL Facility	$24,314	$—
Notes due 2018	250,000	250,000
Secured notes due 2018	276,925	—
First lien term loan A & B	—	145,383
First lien revolving credit facility	—	100,113
Land, equipment and other obligations	19,005	23,016
Obligations under capital leases	7,743	10,501
Total debt	577,987	529,013
Less: Current portion	(11,342)	(7,538)
Total long-term debt	$566,645	$521,475

Refinancing

On March 15, 2012, the Company completed the sale of the Secured Notes and entered into the ABL Facility.  The Company utilized the proceeds from the sale of the Secured Notes and borrowings under the ABL Facility to repay all amounts outstanding under, and terminate, the Credit Agreement and certain other debt.  We classified the components of the debt refinanced on March 15, 2012 as long-term in the consolidated balance sheet as of February 29, 2012.

Asset-Based Loan Facility

Original Terms

On March 15, 2012, the Company entered into a credit agreement for the ABL Facility (the “ABL Facility Agreement”) with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger. The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  We classify borrowings under the ABL Facility as long-term due to our ability to maintain such borrowings on a long-term basis.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. Pricing on the ABL Facility is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. LIBOR margins for the ABL Facility range from 2.50% to 3.50% and base rate margins range from 0.50% to 1.50%.  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement. The commitment fee ranges from 0.25% to 0.63%.  From the commencement of the ABL Facility Agreement until September 7, 2012 (date of the first amendment, discussed below), the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 18, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”) and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Covenants

As modified by the third amendment discussed below, the ABL Facility now provides that if any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable. As of February 28, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as the Company’s fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, its available borrowings under the ABL Facility will be reduced by $25 million.

In addition, the ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and the Guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of February 28, 2013 the Company was in compliance with these affirmative and negative covenants.

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

Availability under the ABL Facility is restricted to a borrowing base formula. As part of the first amendment entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  If the Fixed Charge Coverage Ratio based on the most recently delivered financial statements is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion. The Company was subject to the adjusted borrowing base calculation as of February 28, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment, the Company also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, and certain covenants and the interest and fees payable. M&T has not syndicated the ABL Facility and M&T has not modified the terms of the ABL Facility.

On December 7, 2012, the Company entered into the second amendment of the ABL Facility, and a subsequent letter dated February 14, 2013, to change the required January 14, 2013 delivery date of the Company’s third quarter Form 10-Q to April 1, 2013. There can be no guarantee the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

On May 29, 2013, the Company entered into the third amendment to the ABL Facility, which provided increased short-term borrowing availability.  As part of the third amendment, the Company agreed to the following revised terms:  (i) the aggregate overall amount of the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) through November 30, 2014, the Company is no longer required to maintain minimum excess availability (as defined in the ABL Facility); (iii)  the interest rate margin added to applicable LIBOR based borrowings has increased to a fixed 5%; (iv) the interest rate margin added to applicable Base Rate borrowings has increased to a fixed 3%; (v) the 1.25% floor applicable to LIBOR based borrowings has been removed; and (vi) to the extent that we dispose of assets that are ABL Priority Collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.

In connection with the third amendment, the Company also agreed with M&T that its board of directors will create a special committee consisting of its four non-employee directors, which is referred to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which is referred to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan. The Plan must also be reasonably acceptable in scope and process to M&T. Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by the Company’s management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 of unamortized deferred debt issuance costs to interest expense.

Interest Rate and Availability

As of February 28, 2013, the weighted average interest rate on the ABL Facility was 4.0%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.2% for fiscal year 2013. As discussed above, the Company recently amended its ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 2.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

As of February 28, 2013, the Company had borrowed $24.3 million under the ABL Facility.  As of such date, the borrowing base was $109.7 million; provided, however, there was $84.7 million available to borrow because the Company is required to maintain at least $25 million of excess availability so that it does not trigger the fixed charge coverage ratio based covenant discussed above. As discussed above, the Company recently amended its ABL Facility to, among other things, reduce the overall commitment to $145.0 million and delay the applicability of the fixed charge coverage ratio based covenant until after November 30, 2014.

Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In fiscal year 2011, the Company recognized a loss on debt retirement of approximately $2.9 million relating to the write off of unamortized debt issuance costs associated with the components of outstanding debt that were paid down.  The write off of the debt issuance costs were recorded as a component of interest expense.  In connection with the issuance of the Notes, the Company incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the 2018 maturity date.

At any time prior to September 1, 2014, the Company may redeem all or part of the Notes at a redemption price equal to 100.0% of the principal amount plus accrued and unpaid interest and an applicable “make-whole” premium which is set forth in the indenture governing the Notes. On or after September 1, 2014, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

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

The Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 18, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the

Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  The Company is not required to maintain any affirmative financial ratios or covenants.

The Indenture governing the Notes required that the Company file a registration statement with the Securities and Exchange Commission and exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes. The Company filed its registration statement with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and the Company concluded the exchange offer on October 12, 2011.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At February 28, 2013, PIK interest was $23.3 million ($11.9 million was recorded as an increase to the Secured Notes and $11.4 million was recorded as a long-term obligation in Other liabilities).

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

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively.

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

Year	Percentage

2015	106.50%
2016	103.25%
2017 and thereafter	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes at the end of the first accrual period ending after the fifth anniversary of the Secured Notes issuance and each accrual period thereafter.

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 18, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis.

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

We were required to file a registration statement with the Securities and Exchange Commission with respect to a registered offer to exchange the Secured Notes for new Secured Notes having  terms substantially identical in all material respects to the Secured Notes by March 10, 2013 or we will be subject to penalty interest. The penalty interest will increase 25 basis points each quarter for four consecutive quarters until it reaches 1% and will remain at 1% until we complete the registration of the Secured Notes.  We have not currently registered the Secured Notes

First lien term loan A & B

On January 11, 2008, the Company entered into a second amended and restated credit agreement that provided two term loans and a second lien facility.  The term loans were used to acquire equity and assets of Stabler Companies Inc. and refinance certain existing indebtedness.  The term loans A and B were secured by a first priority lien on appraised real estate, mineral rights and fixed assets.  The second lien facility was prepaid during fiscal year 2011 with proceeds from the issuance of the Notes as described above.  The Company was required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations under the second amended and restated credit agreement.

Pricing on term loan A was tied to a performance grid based on the ratio of total debt to earnings before interest, taxes, depreciation and depletion, amortization and rent expense (“EBITDAR”), as defined in the second amended and restated credit agreement. LIBOR margins for the term loan A ranged from 2.00% to 3.50% for fiscal years 2012 and 2011.  Prime Rate margins ranged from 0% to 1.50% for fiscal years 2012 and 2011.  Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for fiscal years 2012 and 2011.  Term loan A had $78.1 million outstanding and the LIBOR margin was 3.50% and the Prime Rate margin was 1.50% as of February 29, 2012.  The effective interest rate on the term loan A was approximately 4.50% and 3.79% for fiscal years 2012 and 2011, respectively.

Pricing on term loan B was tied to a performance grid based on the ratio of total debt to EBITDAR. LIBOR margins for the term loan B ranged from 3.50% to 4.00% for fiscal years 2012 and 2011.  Prime Rate margins ranged from 1.50% to 2.00% for fiscal years 2012 and 2011.  Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for fiscal years 2012 and 2011.  The term loan B had $67.3 million outstanding and the LIBOR margin was 4.00%, and the Prime Rate was 2.00% as of February 29, 2012.  The effective interest rate on the term loan B was approximately 5.02% and 4.31% for fiscal years 2012 and 2011, respectively.

First lien revolving credit facility

On January 11, 2008, the Company entered into a second amended and restated credit agreement with a $110.0 million, secured revolving credit facility.  On May 27, 2010, the Company amended its second amended and restated credit agreement to adjust certain leverage ratios, limitations on operating lease expense and also increased the total amount available under the revolving credit facility to $135.0 million.  Availability under the revolver was restricted to a borrowing base equal to the sum of 85% of accounts receivable less accounts over 120 days and 60% of inventory.  Pricing on the revolver is tied to a performance grid based on the ratio of total Leverage to EBITDAR, as defined in the agreement. LIBOR margins for the revolver ranged from 2.00% to 3.50%.  Prime Rate margins for the revolver ranged from 0% to 1.50%.  Additionally, the Company was subject to a 1.00% floor on the LIBOR rate for LIBOR-based borrowings under this arrangement for fiscal years 2012 and 2011.  The LIBOR margin was 3.50% as of February 29, 2012.  The Prime Rate margin was 1.50% as of February 29, 2012.  The effective interest rate was

4.58% and 3.99% for fiscal years 2012 and 2011, respectively.  The Company was required to meet certain financial covenants, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations under the second amended and restated credit agreement.

The Company was subject to certain financial covenants related to its term loan A, term loan B and revolving credit facility, including maintaining certain leverage and coverage ratios, minimum net worth requirements and capital expenditure and lease payment limitations.

On August 26, 2011, the Company entered into the eleventh amendment to its Credit Agreement.  The eleventh amendment allowed for additional secured borrowings under a new secured credit facility of up to $20.0 million, increased the leverage covenant from 5.60 - 1.00 to 5.90 - 1.00 through maturity, increased the amount of annual capital expenditures as defined in the Credit Agreement from $25.0 million to $30.0 million and increased the aggregate principal amount of outstanding borrowings under the first lien revolving credit facility allowable during the clean down period from $75.0 million to $85.0.  On August 29, 2011, the Company entered into a new $20.0 million secured credit facility which matured on March 1, 2012 and bore interest at LIBOR plus a 5.0% margin.  Certain properties not previously encumbered were used as collateral under this $20.0 million secured credit facility.

The Company obtained multiple waivers and amendments related to covenant defaults during fiscal years 2011 and 2010.  The more significant amendments related to defaults of the net worth covenant, leverage ratios, limitations on operating lease expense and timely completion of the financial statements.  In addition, the Company obtained amendments to the first lien credit facility, including the term loans and revolving credit facility which adjusted covenants for future periods and allowed for the issuance of the Notes in August 2010.  Where appropriate, the Company recorded fees paid to obtain the waivers and amendments as deferred financing fees and amortized the amounts over the remaining life of the associated financing arrangements.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $5.8 million and $4.4 million of new obligations under various financing arrangements related to equipment, assets and other in fiscal years 2013 and 2012, respectively.

Obligations include loans of $7.5 million and $8.2 million as of February 28, 2013 and February 29, 2012, respectively, secured by certain facilities at 3.5% as of February 28, 2013 and 7.3% as of February 29, 2012.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.4 million and $10.6 million as of February 28, 2013 and February 29, 2012, respectively.  The effective interest rate on these bonds ranged from 0.23% to 0.41% for fiscal year 2013 and 0.28% to 0.46% for fiscal year 2012.  The Company is subject to annual principal maturities each year which is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdrafts liability of $2.2 million; as disclosed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Cash and Cash Equivalents and Restricted Cash”; which is included within the current portion of long-term debt as of February 28, 2013.

The remaining obligations of $3.9 million and $4.2 million as of February 28, 2013 and February 29, 2012, respectively, are at weighted average interest rates of 5.6% and 4.4%, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Maturity

Our long-term debt matures as follows:

(In thousands)

Fiscal Year Ending
2014	$11,342
2015	4,045
2016	2,701
2017	1,851
2018	25,733
Thereafter	532,315
$577,987

Fair value

Using information available from recent financings, current borrowings and publicly available information on the Notes, which included quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities, the Company has determined the fair value of long term debt as of February 28, 2013 and February 29, 2012 is as follows:

	February 28,	February 29,
(In thousands)	2013	2012

Carrying value (including current maturities)	$577,987	$529,013
Fair value (including current maturities)	548,730	490,194

10.       Income Taxes

The components of the U.S. federal and state income tax (benefit) expense for fiscal years 2013, 2012 and 2011 consisted of:

(In thousands)	2013	2012	2011

Current
U.S. federal	$—	$—	$(3,902)
State	(11)	14	292
Current	(11)	14	(3,610)
Deferred
U.S. federal	(35,878)	(17,637)	(940)
State	(5,669)	1,226	72
Deferred	(41,547)	(16,411)	(868)
Income tax benefit	$(41,558)	$(16,397)	$(4,478)

The detail of (benefit) expense for income taxes and a reconciliation of the statutory to effective tax benefit for fiscal years 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011

Federal statutory tax	$(34,192)	$(14,639)	$(3,588)
State taxes, net of federal benefit	(7,987)	(2,298)	(2,719)
Depletion	(2,223)	(2,187)	(1,761)
Tax contingencies	11	(193)	374
Valuation allowance, net	2,879	3,912	3,883
Other	(46)	(992)	(667)
Income tax benefit	$(41,558)	$(16,397)	$(4,478)

The Company’s effective tax rate for each of 2013, 2012 and 2011 differs from the U.S. federal statutory rate of 35% due principally to state income taxes, percentage depletion deducted for tax purposes but not for financial reporting purposes, and the increase in valuation allowance.  Included in the fiscal year 2013 deferred state tax benefit and state taxes, net of federal benefit amounts in the tables above is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for fiscal year 2012 in November 2012. Also included in the fiscal year 2013 deferred federal and state tax benefit, net of federal benefit amounts in the tables above, is $0.5 million of expense related to the tax treatment of certain leases.  The Company understated the deferred tax liability in prior periods by $1.1 million. The out-of-period adjustments are not material to the prior or current consolidated financial statements.

Deferred income taxes arise due to certain items being includable in the determination of taxable income in periods different than for financial reporting purposes.  The tax effect of significant types of temporary differences and carry forwards that gave rise to our deferred tax assets and liabilities consist of the following:

	February 28,	February 29,
(In thousands)	2013	2012

Deferred tax assets related to
Inventory	$1,492	$5,964
Defined benefit plans	1,782	1,690
Accrued expenses	4,312	5,812
Workers’ compensation	7,928	7,524
Bad debt reserve	1,386	1,329
Reclamation	6,166	5,375
Leases	3,742	4,178
Other	2,021	3,725
Tax loss carryforwards	69,364	29,669
Total deferred tax assets	98,193	65,266
Deferred tax liabilities related to
Depreciable and amortizable assets	(121,675)	(133,700)
Leases	—	(651)
Other	(153)	(357)
Total deferred tax liabilities	(121,828)	(134,708)
Less: Valuation allowance	(16,422)	(11,213)
Net deferred tax liabilities	$(40,057)	$(80,655)

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	February 28,	February 29,
(In thousands)	2013	2012

Deferred tax assets - current	$12,386	$16,019
Deferred tax liabilities - noncurrent	(52,443)	(96,674)
Net deferred tax liabilities	$(40,057)	$(80,655)

During fiscal year 2013, we increased our valuation allowance by $5.2 million.  The increase to the valuation allowance was primarily the result of the current year net operating losses for state tax purposes.  A component of the current year movement in the valuation allowance was a decrease to certain long-term deferred tax assets primarily related to reclamation of $1.5 million due to scheduling of deferred tax liabilities as a source of income to take into account new information regarding certain trademarks as definite lived intangibles.

The initial $5.5 million non-cash charge to establish the valuation allowance was recorded in fiscal year 2011.  The purpose of the initial recording was to establish the valuation allowance against certain deferred tax assets primarily related to state net operating losses.  In assessing whether the deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized based upon an assessment of both positive and negative evidence as prescribed by applicable accounting guidance, for example recent operating results and permanent differences for tax purposes.  The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the year ended February 28, 2013, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740 Income taxes.  The Company intends to maintain a state valuation allowance until sufficient positive evidence exists to support its reversal.  Although realization is not assured, the Company has concluded that the remaining deferred tax assets as of February 28, 2013 will be realized based on the scheduling of deferred tax liabilities.  The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company has U.S. federal net operating losses that will begin to expire in 2027 totaling approximately $139.7 million and $50.5 million as of February 28, 2013 and February 29, 2012, respectively.  The Company has state net operating losses that will begin to expire in 2014 of approximately $209.6 million and $138.8 million as of February 28, 2013 and February 29, 2012, respectively, of which $183.7 million and $129.5 million, respectively, relates to Pennsylvania.  The Pennsylvania state net operating losses will begin to expire in 2020.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal years 2013, 2012 and 2011 is as follows:

(In thousands)	2013	2012	2011

Beginning balance	$2,509	$2,379	$1,035
Gross increases - current period tax positions	455	196	1,344
Gross increases - prior period tax positions	436	720	—
Settlements with taxing authorities/lapse of statute of limitations	—	(786)	—
Ending balance	$3,400	$2,509	$2,379

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.9 million and $2.4 million as of February 28, 2013 and February 29, 2012.  During fiscal year 2012 the IRS’s Tax Exempt and Government Entities Division initiated and completed an examination of the Company’s federal income tax returns specifically related to revenue bonds issued by the Company.  As a result of the examination, the Company agreed to pay a settlement amount of $0.1 million to the IRS.

We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.  During fiscal years 2013, 2012 and 2011 interest and penalties accrued were not material.

We file annual tax returns in the various federal, state and local income taxing jurisdictions in which we operate.  These tax returns are subject to examination and possible challenge by the taxing authorities.  Positions challenged by the taxing authorities may be settled or appealed by the Company.  The Company’s number of open tax years varies by jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2008.

11.     Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.

Multiemployer Pension Plans

The Company participates in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts.  As of February 28, 2013, approximately 31% of our workforce was covered by collective bargaining agreements.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary: Green represents a plan that is more than 80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

A summary of the multiemployer plans is as follows:

				Contributions by the Company
				for the year ended			Subject to
		Pension Protection		(In thousands)			Financial
Pension	Identification	Act Zone Status (1)		February	February	February	Improvement	Surcharge
Fund	Number	2012	2011	28, 2013	29, 2012	28, 2011	Plan	Imposed

A	25-6029946	Red	Red	$1,060	$1,025	$966	Yes	Yes
B	25-1046087	Red	Red	536	519	438	Yes	Yes
C	36-6052390	Green	Green	329	343	337	No	No
D	15-0614642	Red	Red	202	182	126	Yes	Yes
E	51-6031768	Red	Red	—	—	8	Yes	Yes
F	16-0845094	Yellow	Yellow	130	121	110	Yes	Yes
G	53-0181657	Green	Green	32	32	24	No	No
H	23-6262789	Yellow	Yellow	198	221	244	No	No
I	23-6580323	Green		32	—	—	No	No
J	23-6405239	Green		25	—	—	No	No
				$2,544	$2,443	$2,253

A                           Western Pennsylvania Teamsters and Employers Pension Fund.  The Collective Bargaining Agreement with this group expires on April 30, 2014.

B                           Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund.  The Collective Bargaining Agreement with this group expires on April 30, 2014.

C                           Central Pension Fund of the International Union of Operating Engineers and Participating Employers.  The Collective Bargaining Agreements with this group expires on various dates through 2016.

D                           Upstate New York Engineers Benefit Fund Local 17.  The Collective Bargaining Agreements with this group expires on various dates through 2016.

E                            Laborers Local No. 91 Pension Fund.  The Collective Bargaining Agreement for this group expired on March 31, 2012.

F                             Buffalo Laborers Pension Fund Local 210.  The Collective Bargaining Agreement with this group expires on various dates through 2014.

G                           National Electric Benefit Fund.  The Collective Bargaining Agreement with this group expires on December 31, 2014.

H                          Central Pennsylvania Teamsters.  The Collective Bargaining Agreement with this group expires on January 31, 2016.

I                               Laborers Local 158 Health, Welfare & Pension Funds.  The Collective Bargaining Agreement with this group expires on April 30, 2016.

J                               542 International Union of Operating Engineers Benefit Funds.  The Collective Bargaining Agreement with this group expires on April 30, 2014.

(1)       The Pension Protection Act Zone Status defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

The Company provided more than 5% of the total contributions to B - Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund during the Plan’s years ended June 30, 2012, 2011, and 2010.  It did not provide more than 5% of the total contributions for any of the other multiemployer plans.  The contribution amounts were determined by the union contracts and the Company does not administer or control the funds.  However, in the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans’ unfunded vested benefits, the amount of which, if any, has not been determined.  The Company presently has no plans to withdraw from these plans.

Defined Benefit Plans

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts.  The benefits are based on years of service.  The funded status reported on the balance sheets as of February 28, 2013 and February 29, 2012 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis.  Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  The components of net pension expense are as follows:

	Year Ended
	February	February	February
(In thousands)	28, 2013	29, 2012	28, 2011

Net periodic benefit cost
Service cost	$271	$216	$203
Interest cost	396	438	434
Expected return on plan assets	(636)	(618)	(559)
Amortization of prior service cost	59	62	85
Recognized net actuarial loss	248	116	123
Total pension expense	$338	$214	$286

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$434	$1,504	$(87)
Changes due to plan amendments	218	—	—
Amortization of prior service cost	(59)	(62)	(85)
Amortization of net actuarial loss	(248)	(116)	(123)
Total recognized in accumulated other comprehensive loss	345	1,326	(295)
Total recognized net periodic benefit cost and accumulated other comprehensive loss	$683	$1,540	$(9)

The following table sets forth the plans’ benefit obligation, fair value of plan assets and funded status as of February 28, 2013 and February 29, 2012:

(In thousands)	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$9,620	$8,238
Service cost	271	216
Interest cost	396	438
Actuarial loss	274	1,204
Plan amendment	218	—
Benefits paid	(480)	(476)
Benefit obligation at end of year	10,299	9,620
Change in plan assets
Fair value of plan assets at beginning of year	8,095	7,949
Actual return on plan assets	476	318
Employer contributions	267	304
Benefits paid	(480)	(476)
Fair value of plan assets at end of year	8,358	8,095
Funded status at end of year	$(1,941)	$(1,525)
Amounts recognized in the balance sheet consist of
Noncurrent assets	$—	$86
Noncurrent liabilities	(1,941)	(1,611)
Net amount recognized	$(1,941)	$(1,525)

The accumulated benefit obligation for the plans was $10.1 million and $9.6 million as of February 28, 2013 and February 29, 2012, respectively.

The amounts in accumulated other comprehensive loss that have not yet been recognized as a component of net period benefit cost as of February 28, 2013, February 29, 2012 and February 28, 2011 are as follows:

(In thousands)	2013	2012	2011

Unrecognized net actuarial losses	$3,672	$3,491	$2,103
Unrecognized prior service costs	388	223	285
	$4,060	$3,714	$2,388

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost related to unrecognized net actuarial losses and prior service costs during fiscal year 2014 is approximately $0.3 million.

Weighted average assumptions used to determine benefit obligations as of February 28, 2013, February 29, 2012 and February 28, 2011 were as follows:

	2013	2012	2011

Discount rate	4.00%	4.25%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%

Weighted average assumptions used to determine net periodic pension expense were as follows:

	2013	2012	2011

Discount rate	4.25%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%

The Company’s overall expected long-term rate of return on assets is 8.0%.  The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based exclusively on historical returns, without adjustments.

The asset allocations of the plans as of February 28, 2013 and February 29, 2012 were as follows:

	2013		2012
Asset class	Target	Actual	Target	Actual

Equity securities	59%	58%	49%	55%
Debt securities	41%	42%	51%	45%
	100%	100%	100%	100%

The plans’ investments measured at fair value on a recurring basis as of February 28, 2013 and February 29, 2012 were as follows:

	Fair Value Measurement Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Money market funds	$387	$387	$—	$—
Fixed income mutual funds	3,543	3,543	—	—
Equity mutual funds	1,854	1,854	—	—
International equity funds	1,127	1,127	—	—
Balanced mutual funds	1,447	1,447	—	—
	$8,358	$8,358	$—	$—

	Fair Value Measurement Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Money market funds	$359	$359	$—	$—
Fixed income mutual funds	3,676	3,676	—	—
Equity mutual funds	1,827	1,827	—	—
International equity funds	1,127	1,127	—	—
Balanced mutual funds	1,106	1,106	—	—
	$8,095	$8,095	$—	$—

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

The Company expects to make contributions of $0.3 million to the plans during fiscal year 2014.

Estimated future benefit payments for the defined benefit plans are as follows:

(In thousands)

Fiscal Year Ending
2014	$556
2015	559
2016	583
2017	597
2018	594
Five years ended 2023	2,974

Other Plans

The Company maintains, for certain salaried and hourly employees, an investment plan pursuant to which eligible employees can invest various percentages of their earnings, matched by an employer contribution of up to 6%.  Additionally, the Company may make special voluntary contributions to all employees eligible to participate in the plan, regardless of whether they contributed during the year.  Contributions were approximately $5.4 million, $5.0 million and $6.5 million for fiscal years 2013, 2012 and 2011, respectively and recorded within pension and profit sharing line of the consolidated statements of comprehensive loss.

The Company has a nonqualified benefit plan for a select group of management employees.  The plan has four levels of participants and benefits vary depending on classification.  The plan consists of a defined Company contribution, elective deferrals and adeath benefit.  The defined Company contribution consists of a predetermined percentage of salary up to 10% and a target percentage of bonus, when declared, up to 25%.  Elective deferrals cannot exceed 50% of salary and 90% of bonus.  As of each June 30 vesting date, the Company contributions allocated to a participant’s account more than one but no more than two years prior to the vesting date vest at 40%, and an additional 20% per year thereafter until they are 100% vested.  Elective deferrals are always 100% vested. Contributions were approximately $1.2 million, $0.4 million and $0.4 million for fiscal years 2013, 2012 and 2011, respectively and were recorded within selling, administrative and general expenses in the consolidated statements of comprehensive loss.  The death benefit prior to termination of employment is the greater of the death benefit which ranges from 3.25 times base compensation to 6.5 times base compensation or the participant’s vested account.  The death benefit following termination of employment is the participant’s vested account.  Company contributions are bookkeeping entries and do not vest any right, title or interest to any specific asset of the Company and are considered unsecured general obligations of the Company.  The Company has chosen to purchase individual life insurance policies on this select group of management employees and the life insurance is considered an asset of the Company.  The cash surrender value of the life insurance policy as of February 28, 2013 and February 29, 2012 was $4.3 million and $1.0 million and recorded as part of other noncurrent assets.  The liability as of February 28, 2013 and February 29, 2012 was $4.6 million and $3.9 million and recorded under noncurrent liabilities.

The Company has unfunded supplemental retirement agreements with individuals previously associated with the Company which had actuarial present values of future payments of $0.3 million at February 28, 2013, February 29, 2012 and February 28, 2011, which are included in other noncurrent liabilities on the balance sheet.

The Company maintains postretirement life insurance and medical benefits plans for certain employees eligible to participate in the plans after meeting certain age and years of service requirements.  The actuarial present value of future life insurance premium and medical benefit payments under these plans was $0.2 million at February 28, 2013 and February 29, 2012.

12.     Asset Retirement Obligations

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities upon the closure of quarries.  The liability is initially measured at estimated fair value and is subsequently adjusted for accretion expenses and changes in the amount or timing of the estimated cash flows.  These asset retirement obligations relate to all underlying land parcels, including both owned properties and mineral leases.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.  The Company recognized depreciation expense related to its asset retirement obligations of $2.7 million, $4.1 million and $0.1 million in fiscal years 2013, 2012 and 2011, respectively.  We recognized accretion expense related to our asset retirement obligations totaling $0.6 million, $0.4 million and $0.4 million in fiscal years 2013, 2012 and 2011, respectively.  Accretion expense is reported in cost of revenue.

The following shows the changes in the asset retirement obligations for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

(In thousands)	2013	2012	2011

Balance at March 1	$11,360	$5,151	$4,748
Accretion expense	642	446	416
Liabilities incurred	—	333	—
Change in estimated obligations	6,438	5,444	—
Liabilities settled	(4,785)	(14)	(13)
	$13,655	$11,360	$5,151

13.       Supplemental Disclosures of Cash Flow Information

	Year Ended
	February	February	February
(In thousands)	28, 2013	29, 2012	28, 2011

Capital lease and other noncash obligations incurred	$2,185	$3,254	$11,038
Cash paid for interest, net of amounts capitalized	37,672	43,541	21,535
Cash paid for taxes	11	33	782

14.       Stock Transactions

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

15.       Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the following:

		Tax
	Before-tax	Expense	Net-of-tax
(In thousands)	Amount	(Benefit)	Amount

Net unrealized loss arising during the period	$(652)	$197	$(455)
Reclassification of prior service costs and net actuarial loss into earnings	307	(93)	214
Year ended February 28, 2013	$(345)	$104	$(241)

Net unrealized loss arising during the period	$(1,504)	$621	$(883)
Reclassification of prior service costs and net actuarial loss into earnings	178	(73)	105
Year ended February 29, 2012	$(1,326)	$548	$(778)

Net unrealized gain arising during the period	$87	$(36)	$51
Reclassification of prior service costs and net actuarial loss into earnings	208	(86)	122
Year ended February 28, 2011	$295	$(122)	$173

16.       Commitments and Contingencies

Lease commitments

The Company has various noncancelable operating leases with initial or remaining terms in excess of one year.  In addition, certain leases contain early purchase options that if exercised would reduce the minimum payments.  The future minimum payments under these operating leases are payable as follows:

(In thousands)

Fiscal Year Ending
2014	$2,062
2015	1,437
2016	1,098
2017	582
2018	271
Thereafter	2,486
$7,936

Total operating lease expenses were $3.8 million, $8.7 million and $9.3 million in fiscal years 2013, 2012 and 2011, respectively.

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

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company.  The Company’s self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance.  The Company is required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per employee.  Additionally, the Company is required to provide a letter of credit in the amount of $0.7 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008.

The Company also maintains a captive insurance company, Rock Solid Insurance Company (“RSIC”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement was $8.8 million and is recorded as part of restricted cash as of February 28, 2013 and February 29, 2012 in our consolidated balance sheets.  Reserves for retained losses within this captive, which are recorded in accrued liabilities in our consolidated balance sheets, were approximately $10.8 million and $9.7 million as of February 28, 2013 and February 29, 2012, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.  Other accrued amounts included as insurance, which mostly relates to worker’s compensation, included in Note 8, “Accrued Liabilities” totaled $8.9 million and $8.7 million as of February 28, 2013 and February 29, 2012, respectively.

17.     Business Segments

The Company reports information about its operating segments using the “management approach,” which is based on the way management organizes and reports the segments within the organization for making operating decisions and assessing performance to the chief operating decision maker.  The Company’s three reportable segments are: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment.  Almost all activity of the Company is domestic.  Segment information includes both inter-segment and certain intra-segment activities.  A description of the services and product offerings within each of the Company’s segments is provided below.

Construction materials mines and produces aggregates (crushed stone, construction sand and gravel), hot mix asphalt, ready mixed concrete and other concrete products including precast/prestressed structural concrete components and masonry blocks for sale to third parties and internal use.  Construction materials serve markets primarily in the Commonwealth of Pennsylvania and western New York. The high weight-to-value ratio of aggregates and concrete products and the time in which ready-mixed concrete and hot mix asphalt begin to set, limit the efficient distribution range for these products to roughly a one-hour haul time.  Accordingly, the Company’s markets for these products are generally local in nature.

Heavy/highway construction includes heavy and highway construction, blacktop paving and other site preparation services.  Heavy/highway construction is primarily supplied with its construction materials, such as hot mix asphalt, ready-mixed concrete and aggregates from our construction materials segment and serves markets primarily in the Commonwealth of Pennsylvania.

Traffic safety services and equipment rents and sells general and specialty traffic control and work zone safety equipment and safety services to industrial and construction end-users.  Traffic safety services and equipment business sells equipment through its national sales network and provides traffic maintenance and protection services primarily throughout the eastern United States.

The Company reviews earnings of the segments principally at the operating profit level and accounts for inter-segment and certain intra-segment sales at prices that range from negotiated rates to those that approximate fair market value.  Segment operating profit consists of revenue less operating costs and expenses.  Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit.  These costs include corporate administrative functions, unallocated corporate functions and divisional administrative functions.  Segment assets are those assets that are used in each segment’s operations and include only assets directly identified with those operations.  Corporate and unallocated assets include principally cash and cash equivalents, prepaid and other assets, deferred income taxes and cash value of life insurance.  The accounting policies of the segments are the same as those described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”.

The Company’s segment revenue presentation for fiscal years 2012 and 2011 has been revised to conform to the current presentation.  The revisions resulted in decreases to heavy/highway construction revenue and eliminations of $29.8 million and $30.8 million for fiscal years 2012 and 2011, respectively.  These revisions were made to align with the current management approach related to this segment.

The following is a summary of certain financial data for the Company’s operating segments:

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Revenue
Construction materials	$505,026	$529,838	$512,143
Heavy/highway construction	248,188	268,160	306,795
Traffic safety services and equipment	84,463	82,929	78,181
Other revenues	15,264	15,592	15,220
Segment totals	852,941	896,519	912,339
Eliminations	(175,851)	(190,585)	(186,940)
Total revenue	$677,090	$705,934	$725,399

Operating (loss) income
Construction materials	$27,567	$36,192	$36,108
Heavy/highway construction	(6,800)	(5,103)	6,454
Traffic safety services and equipment	(5,769)	(209)	3,377
Corporate and unallocated	(36,843)	(26,147)	(14,922)
Total operating (loss) income	$(21,845)	$4,733	$31,017

	Year Ended
	February 28,	February 29,	February 28,
(In thousands)	2013	2012	2011

Product and services revenue
Construction materials
Aggregates	$189,084	$202,459	$192,102
Hot mix asphalt	196,474	201,742	196,209
Ready mixed concrete	62,705	62,522	63,459
Precast/prestressed structural concrete	26,460	30,680	27,353
Masonry products	16,083	17,287	17,880
Construction supply centers	14,220	15,148	15,140
Heavy/highway construction	248,188	268,160	306,795
Traffic safety services and equipment	84,463	82,929	78,181
Other revenues	15,264	15,592	15,220
Eliminations	(175,851)	(190,585)	(186,940)
Total revenue	$677,090	705,934	$725,399

Product and services operating income (loss)
Construction materials
Aggregates	$14,074	$19,027	$19,443
Hot mix asphalt	16,851	15,113	18,508
Ready mixed concrete	1,284	2,349	2,595
Precast/prestressed structural concrete	(1,852)	(704)	(3,187)
Masonry products	(876)	(521)	(1,528)
Construction supply centers	790	928	277
Intangible asset impairment	(2,704)	—	—
Heavy/highway construction	(6,800)	(5,103)	6,454
Traffic safety services and equipment	(5,769)	(209)	3,377
Corporate and unallocated	(36,843)	(26,147)	(14,922)
Total operating (loss) income	$(21,845)	$4,733	$31,017

	Year Ended
	February	February	February
(In thousands)	28, 2013	29, 2012	28, 2011

Depreciation, depletion and amortization
Construction materials	$28,183	$33,151	$28,301
Heavy/highway construction	11,819	9,018	8,808
Traffic safety services and equipment	7,312	7,155	7,384
Corporate and unallocated	3,628	2,350	1,424
Total depreciation, depletion and amortization	$50,942	$51,674	$45,917

Capital expenditures
Construction materials	$29,725	$22,916	$21,650
Heavy/highway construction	11,613	11,189	8,380
Traffic safety services and equipment	2,302	3,204	7,557
Corporate and unallocated	962	9,899	6,157
Total capital expenditures	$44,602	$47,208	$43,744

	February	February
(In thousands)	28, 2013	29, 2012

Segment assets
Construction materials	$523,087	$538,061
Heavy/highway construction	53,894	66,458
Traffic safety services and equipment	62,274	72,313
Corporate and unallocated	94,933	99,490
Total assets	$734,188	$776,322

In fiscal year 2013, sales to one customer of $151.5 million represented more than 10% of our revenue.  In fiscal year 2012, sales to one customer of $98.2 million represented more than 10% of our revenue.  In fiscal year 2011, sales to two customers of $218.3 million each represented more than 10% of our revenue.

18.     Condensed Issuer, Guarantor and Non-Guarantor Financial Information

The Company’s Secured Notes and Notes are guaranteed by certain subsidiaries.  Except for RSIC, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities.  These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries.  Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Secured Notes or the Notes.  These entities include RSIC, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”).

The following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors.  The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

The Company revised its condensed consolidating statements of operations for the fiscal year ended February 28, 2011, to correct certain errors in income taxes, noncontrolling interest and certain other eliminating adjustments. The revision was made to appropriately present parent company and eliminated activity in the appropriate column of the consolidating schedule. For the year-ended February 28, 2011, the revision resulted in a net increase of $0.3 million to the “net loss attributable to New Enterprise Stone & Lime Co., Inc.” in the New Enterprise Stone & Lime Co. Inc. column, a decrease to “net loss attributable to New Enterprise Stone & Lime Co., Inc.” in the eliminations column of $1.5 million and an increase in the “noncontrolling interest in net income” of $1.2 million within the Non-Guarantor column.

Condensed Consolidating Balance Sheet at February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31	$19	$9,484	$—	$9,534
Restricted cash	1,174	105	8,844	—	10,123
Accounts receivable	39,128	13,129	14	—	52,271
Inventories	109,032	16,112	—	—	125,144
Net investment in lease	—	—	634	(634)	—
Deferred income taxes	11,425	961	—	—	12,386
Other current assets	6,992	1,317	28	—	8,337
Total current assets	167,782	31,643	19,004	(634)	217,795
Property, plant and equipment, net	350,656	21,212	7,589	(7,589)	371,868
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,093	12,907	—	—	21,000
Investment in subsidiaries	81,430	—	—	(81,430)	—
Intercompany receivables	279	19,984	—	(20,263)	—
Other assets	33,252	1,200	—	—	34,452
	$724,720	$92,791	$26,593	$(109,916)	$734,188
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,175	$—	$801	$(634)	$11,342
Accounts payable - trade	18,343	2,044	221	—	20,608
Accrued liabilities	37,640	5,135	11,232	—	54,007
Total current liabilities	67,158	7,179	12,254	(634)	85,957
Intercompany payables	19,984	—	279	(20,263)	—
Long-term debt, less current maturities	559,915	—	6,730	—	566,645
Obligations under capital leases, less current installments	7,589	—	—	(7,589)	—
Deferred income taxes	43,834	8,609	—	—	52,443
Other liabilities	35,723	1,010	—	—	36,733
Total liabilities	734,203	16,798	19,263	(28,486)	741,778
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(9,483)	75,993	5,437	(81,430)	(9,483)
Noncontrolling interest	—	—	1,893	—	1,893
Total (deficit) equity	(9,483)	75,993	7,330	(81,430)	(7,590)
	$724,720	$92,791	$26,593	$(109,916)	$734,188

Condensed Consolidating Balance Sheet at February 29, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$7,106	$476	$7,450	$—	$15,032
Restricted cash	1,379	102	8,841	—	10,322
Accounts receivable	61,891	14,933	17	—	76,841
Inventories	114,888	17,307	—	—	132,195
Net investment in lease	—	—	610	(610)	—
Deferred income taxes	14,912	1,107	—	—	16,019
Other current assets	7,434	326	28	—	7,788
Total current assets	207,610	34,251	16,946	(610)	258,197
Property, plant and equipment, net	345,461	25,947	7,451	(7,285)	371,574
Goodwill	85,002	5,845	—	—	90,847
Other intangible assets	10,904	15,440	—	—	26,344
Investment in subsidiaries	82,166	—	—	(82,166)	—
Intercompany receivables	280	16,310	—	(16,590)	—
Other assets	29,360	—	—	—	29,360
	$760,783	$97,793	$24,397	$(106,651)	$776,322
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$7,671	$—	$477	$(610)	$7,538
Accounts payable - trade	24,239	3,166	153	—	27,558
Accrued liabilities	38,594	3,309	9,728	—	51,631
Total current liabilities	70,504	6,475	10,358	(610)	86,727
Intercompany payables	16,310	—	280	(16,590)	—
Long-term debt, less current maturities	514,191	—	7,284	—	521,475
Obligations under capital leases, less current installments	7,285	—	—	(7,285)	—
Deferred income taxes	82,772	13,902	—	—	96,674
Other liabilities	21,445	133	—	—	21,578
Total liabilities	712,507	20,510	17,922	(24,485)	726,454
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	48,276	77,283	4,883	(82,166)	48,276
Noncontrolling interest	—	—	1,592	—	1,592
Total (deficit) equity	48,276	77,283	6,475	(82,166)	49,868
	$760,783	$97,793	$24,397	$(106,651)	$776,322

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$593,624	$86,563	$7,714	$(10,811)	$677,090
Cost of revenue (exclusive of items shown separately below)	492,386	70,929	4,999	(10,811)	557,503
Depreciation, depletion and amortization	42,452	8,490	—	—	50,942
Intangible asset impairment	2,704	2,000	—	—	4,704
Pension and profit sharing	7,996	329	—	—	8,325
Selling, administrative and general expenses	66,261	10,509	368	—	77,138
(Gain) loss on disposals of property, equipment and software	193	130	—	—	323
Operating (loss) income	(18,368)	(5,824)	2,347	—	(21,845)
Interest expense, net	(75,149)	(289)	(409)	—	(75,847)
(Loss) income before income taxes	(93,517)	(6,113)	1,938	—	(97,692)
Income tax benefit	(36,735)	(4,823)	—	—	(41,558)
Equity in earnings of subsidiaries	(736)	—	—	736	—
Net (loss) income	(57,518)	(1,290)	1,938	736	(56,134)
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(241)	—	—	—	(241)
Comprehensive (loss) income	(57,759)	(1,290)	1,938	736	(56,375)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(57,759)	$(1,290)	$554	$736	$(57,759)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 29, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$638,256	$80,369	$6,378	$(19,069)	$705,934
Cost of revenue (exclusive of items shown separately below)	528,946	61,928	3,681	(19,069)	575,486
Depreciation, depletion and amortization	44,094	7,580	—	—	51,674
Intangible asset impairment	—	1,100	—	—	1,100
Pension and profit sharing	7,406	216	—	—	7,622
Selling, administrative and general expenses	54,307	9,587	617	—	64,511
Loss on disposals of property, equipment and software	808	—	—	—	808
Operating income (loss)	2,695	(42)	2,080	—	4,733
Interest expense, net	(45,670)	(255)	(634)	—	(46,559)
(Loss) income before income taxes	(42,975)	(297)	1,446	—	(41,826)
Income tax benefit	(16,292)	(105)	—	—	(16,397)
Equity in earnings of subsidiaries	434	—	—	(434)	—
Net (loss) income	(26,249)	(192)	1,446	(434)	(25,429)
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(778)	—	—	—	(778)
Comprehensive (loss) income	(27,027)	(192)	1,446	(434)	(26,207)
Less: comprehensive income attributable to noncontrolling interest	—	—	(820)	—	(820)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(27,027)	$(192)	$626	$(434)	$(27,027)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 28, 2011

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$647,564	$82,742	$6,971	$(11,878)	$725,399
Cost of revenue (exclusive of items shown separately below)	526,905	61,167	2,417	(11,878)	578,611
Depreciation, depletion and amortization	38,111	7,806	—	—	45,917
Pension and profit sharing	8,691	216	—	—	8,907
Selling, administrative and general expenses	51,579	9,628	340	—	61,547
Gain on disposals of property, equipment and software	(600)	—	—	—	(600)
Operating income	22,878	3,925	4,214	—	31,017
Interest expense, net	(40,479)	(15)	(774)	—	(41,268)
(Loss) income before income taxes	(17,601)	3,910	3,440	—	(10,251)
Income tax benefit	(3,049)	(1,429)	—	—	(4,478)
Equity in earnings of subsidiaries	7,584	—	—	(7,584)	—
Net (loss) income	(6,968)	5,339	3,440	(7,584)	(5,773)
Unrealized actuarial losses and amortization of prior service costs, net of income tax	173	—	—	—	173
Comprehensive (loss) income	(6,795)	5,339	3,440	(7,584)	(5,600)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,195)	—	(1,195)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(6,795)	$5,339	$2,245	$(7,584)	$(6,795)

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$13,575	$2,681	$3,774	$—	$20,030
Cash flows from investing activities
Capital expenditures	(39,259)	(3,135)	—	—	(42,394)
Capitalized software	(23)	—	—	—	(23)
Proceeds from sale of property and equipment	304	—	—	—	304
Change in cash value of life insurance	(3,333)	—	—	—	(3,333)
Change in restricted cash	205	(3)	(3)	—	199
Net cash used in investing activities	(42,106)	(3,138)	(3)	—	(45,247)
Cash flows from financing activities
Proceeds from revolving credit	224,729	—	—	—	224,729
Repayment of revolving credit	(298,361)	—	—	—	(298,361)
Proceeds from issuance of long-term debt	268,641	—	—	—	268,641
Repayment of long-term debt	(154,548)	—	(654)	—	(155,202)
Payments on capital leases	(4,943)	—	—	—	(4,943)
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(1,083)	—	(1,083)
Net cash provided by (used in) financing activities	21,456	—	(1,737)	—	19,719
Net (decrease) increase in cash and cash equivalents	(7,075)	(457)	2,034	—	(5,498)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$31	$19	$9,484	$—	$9,534

Condensed Consolidating Statement of Cash Flows for the year ended February 29, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$12,829	$1,875	$6,193	$(1,200)	$19,697
Cash flows from investing activities
Capital expenditures	(32,093)	(3,299)	—	—	(35,392)
Capitalized software	(8,562)	—	—	—	(8,562)
Proceeds from sale of property and equipment	1,305	421	990	—	2,716
Change in cash value of life insurance	2,825	—	—	—	2,825
Change in restricted cash	399	7	(8,841)	—	(8,435)
Net cash used in investing activities	(36,126)	(2,871)	(7,851)	—	(46,848)
Cash flows from financing activities
Proceeds from revolving credit	145,477	—	—	—	145,477
Repayment of revolving credit	(98,500)	—	—	—	(98,500)
Proceeds from issuance of long-term debt	12,398	—	—	—	12,398
Repayment of long-term debt	(27,038)	—	(2,095)	—	(29,133)
Payments on capital leases	(5,329)	—	—	—	(5,329)
Debt issuance costs	(1,663)	—	—	—	(1,663)
Dividends paid	—	—	(1,200)	1,200	—
Distribution to noncontrolling interest	—	—	(1,096)	—	(1,096)
Net cash provided by (used in) financing activities	25,345	—	(4,391)	1,200	22,154
Net increase (decrease) in cash and cash equivalents	2,048	(996)	(6,049)	—	(4,997)
Cash and cash equivalents
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$7,106	$476	$7,450	$—	$15,032

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2011

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$34,057	$7,111	$6,335	$—	$47,503
Cash flows from investing activities
Capital expenditures	(24,399)	(7,378)	—	—	(31,777)
Capitalized software	(929)	—	—	—	(929)
Proceeds from sale of property and equipment	1,167	1,073	—	—	2,240
Change in cash value of life insurance	(962)	—	—	—	(962)
Change in restricted cash	(87)	—	—	—	(87)
Other investing activities	(25)	(9)	—	—	(34)
Net cash used in investing activities	(25,235)	(6,314)	—	—	(31,549)
Cash flows from financing activities
Proceeds from revolving credit	100,164	—	—	—	100,164
Repayment of revolving credit	(121,065)	—	—	—	(121,065)
Proceeds from issuance of long-term debt	250,000	—	—	—	250,000
Repayment of long-term debt	(218,424)	—	(756)	—	(219,180)
Payments on capital leases	(5,009)	—	—	—	(5,009)
Debt issuance costs	(9,967)	—	—	—	(9,967)
Distribution to noncontrolling interest	—	—	(1,641)	—	(1,641)
Net cash used in financing activities	(4,301)	—	(2,397)	—	(6,698)
Net increase in cash and cash equivalents	4,521	797	3,938	—	9,256
Cash and cash equivalents
Beginning of period	537	675	9,561	—	10,773
End of period	$5,058	$1,472	$13,499	$—	$20,029

19.  Unaudited Quarterly Financial Data

The following is a summary of selected quarterly financial information (unaudited) for each of the quarterly periods in fiscal year 2013 and 2012:

	2013
	Quarters Ended
(in thousands)	May 31	Aug 31	Nov 30	Feb 28

Revenue	$157,981	$260,542	$190,236	$68,331
Operating income (loss)	(6,671)	31,735	1,977	(48,886)
Net income (loss)	(18,114)	8,522	(8,848)	(37,694)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(18,342)	8,202	(9,167)	(38,452)

	2012
	Quarters Ended
(in thousands)	May 31	Aug 31	Nov 30	Feb 29

Revenue	$146,069	$266,216	$213,887	$79,762
Operating income (loss)	(1,201)	37,397	22,319	(53,782)
Net income (loss)	(4,562)	11,733	5,680	(38,280)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(4,829)	11,464	5,778	(39,440)

20.  Subsequent Event

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively.

On May 29, 2013, the Company entered into the third amendment to the ABL Facility, which provided increased short-term borrowing availability.  As part of the third amendment, the Company agreed to the following revised terms:  (i) the aggregate overall amount of the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) through November 30, 2014, the Company is no longer required to maintain minimum excess availability (as defined in the ABL Facility); (iii)  the interest rate margin added to applicable LIBOR based borrowings has increased to a fixed 5%; (iv) the interest rate margin added to applicable Base Rate borrowings has increased to a fixed 3%; (v) the 1.25% floor applicable to LIBOR based borrowings has been removed; and (vi) to the extent that we dispose of assets that are ABL Priority Collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.

In connection with the third amendment, the Company also agreed with M&T that its board of directors will create a special committee consisting of its four non-employee directors, which is referred to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which is referred to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan. The Plan must also be reasonably acceptable in scope and process to M&T. Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by the Company’s management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 of unamortized deferred debt issuance costs to interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013.  Based upon that evaluation, our CEO and CFO concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective as the result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of our financial statements for the year ended February 28, 2013, management identified certain material weaknesses in our internal control over financial reporting as of February 28, 2013.  The material weaknesses are as follows:

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

•      We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared, included sufficient supporting documentation, or were reviewed and approved to ensure the validity, accuracy and completeness of the journal entries.  This material weakness resulted in additional procedures performed by management and contributed to other deficiencies, some of which have resulted in additional material weaknesses and adjustments during the fiscal year 2013 year-end financial closing process, as further described below.

•      We did not maintain effective controls over the recording of intercompany transactions. Specifically, effective controls were not in place to ensure that intercompany balances were properly reconciled and eliminated on a timely basis. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls to ensure the completeness and accuracy of recorded revenue.  Specifically, we did not design and maintain effective controls over pricing, billing practices and credit memos.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable.  Specifically, we did not timely reconcile accounts receivable balances and did not implement and maintain a formal review process.  Further, we did not have a formal process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves.  There also is no required formal approval process to determine and write off uncollectible account balances.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense.  Specifically, we did not design and maintain effective controls to ensure that assets are properly capitalized on our books.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness and accuracy of capitalized software costs and related amortization expense.  Specifically, we did not design and maintain effective controls to ensure that capitalized software costs are properly capitalized on our books.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory reserves.  Specifically, we did not design and maintain effective controls with respect to the review and analysis of excess and obsolete inventory and lower of cost or market considerations.  This material weakness resulted in adjustments identified through additional procedures performed by management and audit adjustments recorded in fiscal year 2013.

•      We did not maintain effective controls over the estimation process related to changes in asset retirement obligations and related activity. Specifically, we did not design and maintain effective controls to ensure that changes in asset retirement obligations were properly estimated and recorded timely on our books. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness, accuracy and cutoff of our inventory counts.  Specifically, we did not design and maintain effective controls and policies with respect to physical inventory counting procedures, including the appropriate level of review.  We also did not capitalize inventory variances for materials, labor, and overhead.  This material weakness resulted in adjustments identified through additional procedures performed by management and audit adjustments recorded in fiscal year 2013.

•      We did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities.  Specifically, we did not timely reconcile accounts payable and accrued liabilities or properly accrue for invoices payable in the period.  This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•      We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities.  Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness resulted in additional procedures performed by management and adjustments during the fiscal year 2013 year-end financial closing and reporting process.

•                  We did not adequately segregate the duties of personnel within our Accounting Department, including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff.

Despite the fact that we are not required to and have not completed an assessment of the effectiveness of our internal control over financial reporting, as a result of the foregoing material weaknesses, we believe we identified control deficiencies that individually and in aggregate also constituted material weaknesses in our internal control over financial reporting as of February 28, 2013, as described below:

•                  We did not maintain an effective control environment primarily attributable to the following:

•                  We did not maintain an effective control environment that consistently emphasized adherence to GAAP.  This control deficiency, in certain instances, led to adjustments during the fiscal year 2013 year-end financial closing and reporting process.

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner.  Management has performed procedures designed to ensure the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended February 28, 2013, are fairly stated in all material respects.

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

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting; however, we have not completed all of the corrective processes, procedures and related evaluation or remediation efforts identified herein that we believe are necessary.  As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of manual mitigating control procedures, to ensure that our financial statements continue to be fairly stated in all material respects.  We do not anticipate that we will be able to remediate all of the foregoing material weaknesses during our fiscal year ending February 28, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, our management concluded that, as of February 28, 2013, our internal control over financial reporting was ineffective due to the material weaknesses and significant deficiencies set forth above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                           OTHER INFORMATION.

None.

PART III

Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of May 17, 2013 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	78	Director, Chairman of the Board and Executive Committee Member
Donald L. Detwiler	69	Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	54	President, Chief Executive Officer, Secretary, Director, and Executive Committee Member
James W. Van Buren	47	Executive Vice President, Chief Operating Officer, Director, Executive Committee Member
Albert L. Stone	53	Senior Vice President and Chief Financial Officer
Steven B. Detwiler	50	Director and Executive Committee Member
Donald Devorris	77	Director
William A. Gettig	86	Director
F. James McCarl	65	Director
Larry R. Webber	65	Director

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

Donald L. Detwiler served as our Chief Executive Officer from 1992 to 2013 and served as President from 1990 until 2011.  Mr. Detwiler has served as one of our directors since 1972. Mr. Detwiler graduated from Juniata College with a B.S. in Finance & Geology. Mr. Detwiler is the father-in-law of James W. Van Buren and the cousin of Paul I. Detwiler, Jr.

Paul I. Detwiler, III has served as our President since 2011, as our Secretary since 1994 and as our Chief Executive Officer since 2013.  From 1994 to 2013, Mr. Detwiler served as our Chief Financial Officer. Mr. Detwiler has served as a director since 1992. From 1992 until 2011, Mr. Detwiler served as Executive Vice President. Prior to this, he served as manager of the Company’s Information Services Division, where he developed the Company’s programming and automation systems departments.  Mr. Detwiler graduated from Lehigh University in 1981 with a B.S. in Information Science. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Steven B. Detwiler and Jeffrey D. Detwiler.

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

Albert L. Stone has served as our Senior Vice President and Chief Financial Officer since March 22, 2013.  Mr. Stone previously served as U.S. Chief Financial Officer of Aggregates Industries, a leading producer of aggregate-based construction materials in the United States and the United Kingdom, which he held since 1997.  Prior to this, Mr. Stone served as Chief Financial Officer of Bardon, Inc. since 1995.  Mr. Stone received a Masters of Business Administration from The College of William and Mary in 1988 and a Bachelor of Arts degree from the University of Vermont in 1981.

Steven B. Detwiler has served as our Senior Vice President-Construction Materials since 2011. Prior to that, he served as our Vice President-Aggregates since 2000. Mr. Detwiler has served as the President of Buffalo Crushed Stone Division since 2000. Prior to this, Mr. Detwiler was Vice President of Valley Quarries, Inc.  From 1990 to 1993, he was the manager of the Equipment & Supply Division of the Company. Mr. Detwiler has served as one of our directors since 1998. Before joining the Company in 1990, Mr. Detwiler spent six years in the United States Army where he was honorably discharged at the rank of Captain. Mr. Detwiler graduated with a B.S. from the United States Military Academy in West Point, New York. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Jeffrey D. Detwiler.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our board of directors and for the independence requirements related to our compensation committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee of such company be composed solely of independent directors. At May 17, 2013, each of Paul I. Detwiler, Jr. and Donald L. Detwiler beneficially owns 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Executive Committee

Our executive committee’s function is to act without full approval of our board of directors as to matters only in unusual situations, that, in the judgment of the executive committee, require immediate action where approval by the full board of directors is impractical, provide guidance to our board of directors and the holders of our Series of Class A Voting Common Stock in their decision-making process, and to make recommendations to our board of directors. Our executive committee is comprised of Messrs. Paul I. Detwiler, Jr., Donald L. Detwiler, Paul I. Detwiler, III, James W. Van Buren and Steven B. Detwiler. Paul I. Detwiler, Jr. also is the Chairman of the executive committee.

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

Special Committee

In connection with the third amendment to our ABL Facility on May 29, 2013, we agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the plan. Upon the approval of the plan by a majority of the members of the special committee, the plan will be submitted to the entire board of directors for approval. The vote of more than seven directors will be required to reject the plan. The Plan must also be reasonably acceptable in scope and process to M&T. Once the plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the plan by our management.

Code of Ethics

As a privately held company we are not obligated to adopt a formal code of ethics, however we are in the process of upgrading our corporate governance and we plan to adopt a formal code of ethics in the near future.

Item 11.                             EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our Chief Executive Officer/Chief Financial Officer at the end of fiscal year 2013 and the three other most highly compensated executive officers in fiscal year 2013 (which we refer to collectively as our named executive officers) are as follows:

•                  Paul I. Detwiler, Jr. - Director, Chairman of the Board and Executive Committee member;

•                  Donald L. Detwiler - Chief Executive Officer (at end of fiscal year 2013), Director, Vice Chairman of the Board and Executive Committee member;

•                  Paul I. Detwiler, III — Chief Executive Officer, President, Chief Financial Officer (at end of fiscal year 2013) and Secretary, Director and Executive Committee member;

•                  James W. Van Buren - Executive Vice President, Chief Operating Officer, Director, Executive Committee member, President, Work Area Protection Corp.; and

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

Elements of Compensation

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the company and the scope of their responsibilities.  As of the end of fiscal year 2013, the base salaries of our Chairman of the Board and our Chief Executive Officer generally move in tandem.  Similarly, as of the end of fiscal year 2013, the base salaries of our Chief Financial Officer and our Chief Operating Officer generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

•                  the scope and/or changes in individual responsibilities;

•                  overall compensation of the executive;

•                  overall compensation for all our executive officers and employees;

•                  market changes in compensation;

•                  our financial condition and results of operations; and

•                  individual performance.

Base salaries for each of Paul I. Detwiler, Jr. and Donald L. Detwiler for fiscal year 2014 have remained approximately the same as compared to base salaries for fiscal year 2013.

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

Members of the Compensation Committee:

Donald Devorris
William A. Gettig
F. James McCarl
Larry R. Webber, Chair

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during fiscal years 2011, 2012 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total ($)
Paul I. Detwiler, Jr. Director, Chairman of the Board and Executive Committee Member	2013 2012 2011	432,436 426,484 425,000	513,788 620,247 1,087,618	0 0 0	19,973 12,250 11,126	55,093 26,720 69,214	(2) (2) (2)	1,021,290 1,085,701 1,592,958

Donald L. Detwiler Director, Vice Chairman, Chief Executive Officer (at end of fiscal year 2013), and Executive Committee Member	2013 2012 2011	434,545 426,914 425,000	377,522 488,617 935,796	0 0 0	15,234 12,250 11,126	57,430 29,232 43,932	(3) (3) (3)	884,731 957,013 1,415,854

Paul I. Detwiler, III President, Chief Executive Officer’ Chief Financial Officer (at end of fiscal year 2013) and Corporate Secretary, Director and Executive Committee Member	2013 2012 2011	335,780 334,113 325,000	69,666 251,923 631,025	0 0 0	15,075 12,250 11,126	20,374 11,766 16,752	(4) (4) (4)	440,895 610,052 983,903

James W. Van Buren Executive-Vice President, Chief Operating Officer, Director and Executive Committee Member	2013 2012 2011	338,305 336,477 325,000	56,196 239,842 609,579	0 0 0	15,376 12,250 11,126	23,358 17,739 14,204	(5) (5) (5)	433,235 606,308 959,909

(1)                                         Includes only the amount contributed to 401(k) plans.

(2)                                         Includes company paid life insurance premiums ($8,481 in fiscal years 2013 and 2012, respectively and $10,953 in fiscal year 2011), country club membership dues ($1,053, $1,140 in fiscal years 2013 and 2012, respectively), use of company aircraft ($25,646, $11,166 and $55,948 in fiscal years 2013, 2012 and 2011, respectively), use of company automobile ($2,313 in fiscal years 2013, 2012 and 2011, respectively), company paid legal services ($13,980 in fiscal year 2013) and company paid supplemental disability insurance premiums ($3,620 in both fiscal years 2013 and 2012, respectively).

(3)                                         Includes company paid life insurance premiums ($4,446 in fiscal years 2013 and 2012, respectively and $5,970 in fiscal year 2011), country club membership dues ($4,482, $2,144 and $6,074 in fiscal years 2013, 2012 and 2011, respectively), use of company aircraft ($24,650, $14,263 and $29,575 in fiscal years 2013, 2012 and 2011, respectively), use of company automobile ($2,313 in fiscal years 2013, 2012 and 2011, respectively), company paid legal services ($15,473 in fiscal year 2013) and company paid supplemental disability insurance premiums ($6,066 in both fiscal years 2013 and 2012, respectively).

(4)                                         Includes company paid life insurance premiums ($1,581 in fiscal years 2013 and 2012, respectively and $1,857 in fiscal year 2011), use of company aircraft ($13,831, $3,217 and $11,076 in fiscal years 2013, 2012 and 2011, respectively), use of company automobile ($1,813 in fiscal years 2013, 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($3,149, $5,155 and $2,006 in fiscal years 2013, 2012 and 2011, respectively).

(5)                                         Includes company paid life insurance premiums ($1,185 in fiscal years 2013, 2012, respectively and $1,365 in fiscal year 2011), country club membership dues ($5,892, $5,517 and $3,938 in fiscal years 2013, 2012 and 2011, respectively), use of company aircraft ($13,516, $6,213 and $5,029 in fiscal years 2013, 2012 and 2011, respectively), use of company automobile ($1,813 in fiscal years 2013, 2012 and 2011, respectively) and company paid supplemental disability insurance premiums ($952, $3,011 and $2,059 in fiscal years 2013, 2012 and 2011, respectively).

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

Director Compensation Table for Fiscal Year 2013

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors during fiscal year 2013.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Donald Devorris	40,000	—	—	40,000
William A. Gettig	42,500	—	—	42,500
F. James McCarl	40,000	—	11,281	51,281
Larry R. Webber	42,500	—	—	42,500

(1)         Includes compensation for travel.

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

Item 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have a Series of Class A Voting Common Stock, with a par value of $1.00, which we refer to as Class A Stock, and a Series of Class B Non-Voting Stock, with a par value of $1.00, which we refer to as Class B Stock. As of May 17, 2013, there were 500 shares of Class A Stock issued and outstanding and 273,285 shares of Class B Stock issued and outstanding.

We have no equity compensation plans.

Each holder of Class A Stock is entitled to one vote per share of Class A Stock, and each holder of Class B Stock is not entitled to vote except as otherwise mandated by Delaware law.

The following table sets forth information, as of May 17, 2013, regarding the beneficial ownership of our common stock. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise provided, the address of each individual or entity listed below is c/o New Enterprise Stone & Lime Co., Inc., 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, Pennsylvania 16664.

Name of Beneficial	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		% Total Voting Power
Owner	Number	%	Number	%	%
Paul I. Detwiler, Jr.(1)	250	50.0	105,425	38.6	50.0
Donald L. Detwiler(2)	250	50.0	62,060	22.7	50.0
Paul I. Detwiler, III & Sandra K. Detwiler(3)	—	—	8,400	3.1	—
Steven B. Detwiler & Gina M. Detwiler(4)	—	—	8,400	3.1	—
Kim D. Van Buren & James W. Van Buren(5)	—	—	8,400	3.1	—
Paul I. Detwiler, III	—	—	11,333.3	4.1	—
Steven B. Detwiler	—	—	11,333.3	4.1	—
Joann D. Bull	—	—	4,200	1.5	—
Jennifer D. DeLong	—	—	4,200	1.5	—
Jeffrey D. Detwiler	—	—	15,533.3	5.7	—
Kim D. Van Buren	—	—	17,000	6.2	—
Karen D. Bascom	—	—	17,000	6.2	—
Donald L. Detwiler 2000 GST Exempt Trust for Karen D. Bascom dated December 6, 2000(6)	—	—	31,030	11.4	—
Donald L. Detwiler 2000 GST Exempt Trust for Kim D. Van Buren dated December 6, 2000(7)	—	—	31,030	11.4	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Paul I. Detwiler, III dated December 27, 2000(8)	—	—	18,849	6.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Steven B. Detwiler dated December 27, 2000(9)	—	—	18,849	6.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Joann D. Bull dated December 27, 2000(10)	—	—	24,439	8.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jennifer D. DeLong dated December 27, 2000(11)	—	—	24,439	8.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jeffrey D. Detwiler dated December 27, 2000(12)	—	—	18,849	6.9	—
Named Executive Officers and Directors
Paul I. Detwiler, Jr.(1)	250	50.0	105,425	38.6	50.0
Donald L. Detwiler(2)	250	50.0	62,060	22.7	50.0
Paul I. Detwiler, III(13)	—	—	38,582.3	14.1	—
Steven B. Detwiler(14)	—	—	38,582.3	14.1	—
James W. Van Buren(15)	—	—	56,430	20.6	—
All directors and current executive officers as a group (10 persons)(16)	500	100.0	232,351.7	85.0	100.0

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

(15)                                  Represents 8,400 shares of Class B Common Stock held by tenancy in the entirety with his wife, 31,030 shares of Class B Common Stock held beneficially by the Donald L. Detwiler 2000 GST Exempt Trust for Kim D. Van Buren dated December 27, 2000 of which Mr. Van Buren’s wife is a co-trustee and 17,000 shares of Class B Common Stock held directly by Mr. Van Buren’s wife.

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

Item 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As set forth in the Audit Committee Charter, the Audit Committee is responsible for reviewing, approving or ratifying all related party transactions for potential conflicts of interest and overseeing all related party transactions on an ongoing basis as described in Item 404 of Regulation S-K under the Exchange Act.

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

In each of the fiscal years 2013, 2012 and 2011, we paid annual rent under these leases in the amount of $2.4 million.

Except as noted above, we believe each of the related party transactions are on an arm’s length basis.

Item 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following presents fees for professional audit services rendered by PricewaterhouseCoopers LLP, who we refer to as PwC, for the audit of the Company’s annual consolidated financial statements for fiscal years 2013 and 2012, and fees for other services rendered by PwC for fiscal years 2013 and 2012.

(in thousands)	2013	2012
Audit fees (1)	$3600	$2,731
Audit-related fees (2)	24	141
Tax fees (3)	—	30
All other fees (4)	3	173
	$3,627	$3,075

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

Consolidated Financial Statements for the Fiscal Year Ended February 28, 2013.

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

4.14

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

10.8

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

10.13	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

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

10.22

First Amendment to Term Note, dated January 24, 2012, among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on January 26, 2012).

10.23

Purchase Agreement, dated March 1, 2012, by and among the Company, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 1, 2012).

10.24

Amendment No. 1 and Waiver to Credit Agreement dated September 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on September 7, 2012).

10.25

Amendment No. 2 and Waiver to Credit Agreement dated December 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on December 12, 2012).

10.26

Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 22, 2013.

21.2	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

101.INS XBRL*	Instance document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*      To be filed by amendment. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Enterprise, Commonwealth of Pennsylvania on May 29, 2013.

NEW ENTERPRISE STONE & LIME CO., INC.

By:
/s/ Albert L. Stone
Albert L. Stone
Senior Vice President Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul I. Detwiler, Jr.	Director, Chairman of the Board and Executive Committee Member	May 29, 2013
Paul I. Detwiler, Jr.

Director, Vice Chairman of the Board and Executive Committee Member

/s/ Donald L. Detwiler		May 29, 2013
Donald L. Detwiler

/s/ Paul I. Detwiler, III	President, Chief Executive Officer, and Secretary, Director, Executive Committee Member (Principal Executive Officer)	May 29, 2013
Paul I. Detwiler, III

/s/ Albert L. Stone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2013
Albert L. Stone

/s/ G. Dennis Wiseman	Chief Accounting Officer, Assistant Secretary (Principal Accounting Officer)	May 29, 2013
G. Dennis Wiseman

/s/ James W. Van Buren	Executive Vice President, Chief Operating Officer, Director, Executive Committee Member	May 29, 2013
James W. Van Buren

/s/ Steven B. Detwiler	Senior Vice President-Construction Materials, Director, Executive Committee Member	May 29, 2013
Steven B. Detwiler

/s/ Donald Devorris	Director	May 29, 2013
Donald Devorris

/s/ William A. Gettig	Director	May 29, 2013
William A. Gettig

/s/ F. James McCarl	Director	May 29, 2013
F. James McCarl

/s/ Larry R. Webber	Director	May 29, 2013
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

4.14

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

10.8

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

10.13	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

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

10.22

First Amendment to Term Note, dated January 24, 2012, among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on January 26, 2012).

10.23

Purchase Agreement, dated March 1, 2012, by and among the Company, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 1, 2012).

10.24

Amendment No. 1 and Waiver to Credit Agreement dated September 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on September 7, 2012).

10.25

Amendment No. 2 and Waiver to Credit Agreement dated December 7, 2012 by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on December 12, 2012).

10.26

Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 22, 2013.

21.2	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95	Mine Safety Disclosure.

101.INS XBRL*	Instance document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*                 To be filed by amendment. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files.