Form 10-K/A
period 2013-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2013-06-11
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 10, 2013, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of New Enterprise Stone & Lime Co., Inc. for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on May 29, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: June 11, 2013	By:
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

*                                         Filed herewith.

**                                  Furnished with original Form 10-K on May 29, 2013.

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