Form 10-Q
period 2013-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-07-15
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

This registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of July 15, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended May 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	May 31,	February 28,
(In thousands, except share and per share data)	2013	2013

Assets
Current assets
Cash and cash equivalents	$3,256	$9,534
Restricted cash	14,751	10,123
Accounts receivable, less reserves of $4,584 and $3,515 respectively	107,564	52,271
Inventories	124,812	125,144
Deferred income taxes	12,726	12,386
Other current assets	8,106	8,337
Total current assets	271,215	217,795
Property, plant and equipment, net	370,089	371,868
Goodwill	89,073	89,073
Other intangible assets	20,771	21,000
Other assets	29,459	34,452
Total assets	$780,607	$734,188
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$9,708	$11,342
Accounts payable — trade	55,829	20,608
Accrued liabilities	50,155	54,007
Total current liabilities	115,692	85,957
Long-term debt, less current maturities	622,738	566,645
Deferred income taxes	49,159	52,443
Other liabilities	30,226	36,733
Total liabilities	817,815	741,778
Commitments and contingencies (Note 7)
Deficit
Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(164,273)	(134,297)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,353)	(2,422)
Total New Enterprise Stone & Lime Co., Inc. deficit	(39,390)	(9,483)
Noncontrolling interest in consolidated subsidiaries	2,182	1,893
Total deficit	(37,208)	(7,590)
Total liabilities and deficit	$780,607	$734,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012
Revenue
Construction materials	$79,953	$87,887
Heavy/highway construction	47,893	51,031
Traffic safety services and equipment	19,898	19,063
Total net revenue	147,744	157,981

Cost of revenue (exclusive of items shown separately below)
Construction materials	64,076	66,607
Heavy/highway construction	47,404	51,926
Traffic safety services and equipment	16,238	14,898
Total cost of revenue	127,718	133,431

Depreciation, depletion and amortization	12,118	11,843
Pension and profit sharing	1,878	1,841
Selling, administrative and general expenses	19,413	17,682
Loss (gain) on disposals of property, equipment and software	152	(35)
Operating loss	(13,535)	(6,781)
Interest expense, net	(19,177)	(22,820)
Loss before income taxes	(32,712)	(29,601)
Income tax benefit	(3,475)	(11,487)
Net loss	(29,237)	(18,114)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	69	77
Comprehensive loss	(29,168)	(18,037)
Less: Comprehensive income attributable to noncontrolling interest	(739)	(305)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(29,907)	$(18,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Reconciliation of net loss to net cash from operating activities
Net loss	$(29,237)	$(18,114)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	12,118	11,843
Loss (gain) on disposals of property, equipment and software	152	(35)
Non-cash payment-in-kind interest accretion	5,862	4,969
Amortization and write-off of debt issuance costs	1,570	7,313
Deferred income taxes	(3,630)	(11,509)
Bad debt expense	1,117	813
Changes in assets and liabilities:
Accounts receivable	(56,410)	(43,464)
Inventories	333	(3,632)
Other assets	336	(867)
Accounts payable	35,221	14,457
Other liabilities	(3,685)	(3,729)
Net cash used in operating activities	(36,253)	(41,955)
Cash flows from investing activities
Capital expenditures	(9,491)	(14,775)
Proceeds from sale of property and equipment	67	221
Change in cash value of life insurance	3,089	(2,573)
Change in restricted cash	(4,628)	125
Net cash used in investing activities	(10,963)	(17,002)
Cash flows from financing activities
Proceeds from revolving credit	49,419	118,863
Repayment of revolving credit	(6,324)	(170,383)
Proceeds from issuance of long-term debt	481	268,535
Repayment of long-term debt	(1,091)	(152,768)
Payments on capital leases	(1,096)	(1,290)
Debt issuance costs	—	(14,062)
Distribution to noncontrolling interest	(451)	(438)
Net cash provided by financing activities	40,938	48,457
Net decrease in cash and cash equivalents	(6,278)	(10,500)
Cash and cash equivalents
Beginning of period	9,534	15,032
End of period	$3,256	$4,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

1.              Nature of Operations and Summary of Significant Accounting Policies

Company Activities

New Enterprise Stone & Lime Co., Inc., a Delaware corporation, is a privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, the Company operates in three segments based upon the nature of its products and services: construction materials, heavy/highway construction and traffic safety services and equipment.  As used herein, the terms (“we,” “us,” “our,” “NESL,” or the “Company”) refer to New Enterprise Stone & Lime Co., Inc., and/or one or more of its subsidiaries.  Almost all of our products are produced and consumed outdoors.  Normally, our highest sales and earnings are in the second and third fiscal quarters and our lowest are in the first and fourth fiscal quarters.  As a result of this seasonality, our significant net working capital items, which are accounts receivable, inventories, accounts payable - trade and accrued liabilities, are typically higher as of interim period ends compared to fiscal year end.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the Securities and Exchange Commission (“SEC”). The results for interim periods are not necessarily indicative of the results for a full fiscal year.

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

We use a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify net aggregate bank overdraft positions as other obligations within the current maturities of long-term debt as of May 31, 2013, based on the short-term nature of these positions.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

	May 31,	February 28,
(In thousands)	2013	2013

Costs and estimated earnings in excess of billings	$12,588	$4,265
Trade	96,153	48,392
Retainages	3,407	3,129
	112,148	55,786
Allowance for doubtful accounts	(4,584)	(3,515)
Accounts receivable, net	$107,564	$52,271

Costs and estimated earnings in excess of billings relate to revenue recognized and not yet billed due to contract terms.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventory consists of the following:

	May 31,	February 28,
(In thousands)	2013	2013

Crushed stone, agricultural lime, and sand	$74,945	$76,927
Safety equipment	16,499	16,057
Parts, tires, and supplies	11,373	11,331
Raw materials	10,856	9,247
Concrete blocks	3,654	4,210
Building materials	4,214	3,921
Other	3,271	3,451
	$124,812	$125,144

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

The Company’s property, plant and equipment consist of the following:

	May 31,	February 28,
(In thousands)	2013	2013

Limestone and sand acreage	$144,076	$144,076
Land, buildings and building improvements	100,669	100,074
Crushing, prestressing, and manufacturing plants	327,449	326,066
Contracting equipment, vehicles and other	302,515	300,450
Construction in progress	9,501	5,680
Property, plant and equipment	884,210	876,346
Less: Accumulated depreciation and depletion	(514,121)	(504,478)
Property, plant and equipment, net	$370,089	$371,868

Depreciation expense was $11.1 and $10.8 million for three months ended May 31, 2013 and May 31, 2012 respectively.

Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the three months ended May 31, 2013.  Management continues to monitor the impact of market and economic events to determine if it is more likely than not that the carrying value of these reporting units has been impaired.  The timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units as a result of changes in future earnings, interest rates, market trends and/or cash flows could result in the recognition of goodwill impairment.

In the fourth quarter of fiscal year 2013 we completed our annual goodwill impairment testing.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years.  Beginning fiscal year 2014, our trademarks, which were previously considered indefinite lived, are being amortized over 30 and 50 years.

Amortization of intangible assets for each of the three months ended May 31, 2013 and May 31, 2012 was $0.2 million.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Other Assets

The Company’s long term other assets consist of the following:

	May 31,	February 28,
(In thousands)	2013	2013

Deferred financing fees (less current portion of $3,522 and $3,658, respectively)	$12,953	$14,523
Capitalized software (net of accumulated amortization of $1,314 and $1,080, respectively)	8,947	9,211
Cash surrender value of life insurance (net of loans of $3,204 and $0, respectively)	1,249	4,338
Deferred stripping costs	3,873	3,868
Other	2,437	2,512
Total other assets	$29,459	$34,452

On May 29, 2013, we entered into the third amendment to our asset-based revolving loan facility, which we refer to as  the ABL Facility, and as a result of the reduction in the maximum borrowings of the ABL Facility, the Company recognized $0.7 million of unamortized deferred financing fees as interest expense during the three months ended May 31, 2013.

New Accounting Standards

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  This ASU was effective commencing with the three months ending May 31, 2013.  We adopted this standard on March 1, 2103, which did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required.  However, if it is concluded otherwise, the quantitative test is not necessary.  This ASU was effective commencing with the three months ending May 31, 2013.  We adopted this standard on March 1, 2103, which did not have a material impact on our consolidated financial statements.

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

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities and our ABL Facility, which resulted in the need to obtain several amendments, and should we fail in the future to meet certain covenants as applicable, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the ABL Facility and a cross default under our other indebtedness, including the Company’s $250.0 million 11% senior notes due 2018 (the “Notes”) and the Company’s $265.0 million 13% senior secured notes due 2018 (the “Secured Notes”). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

able to repay or refinance such indebtedness or to obtain sufficient funding.  This could require the Company to restructure or alter its operations and capital structure.  Refer to Note 4 for disclosure of recent changes to the ABL facility.

We were required to register and exchange the Secured Notes by March 10, 2013 or be subject to penalty interest. Since the exchange has not yet been completed, penalty interest is 25 basis points for the first 90 days and each 90 days thereafter until the aggregate penalty interest rate reaches 1% and will remain at 1% until we complete the exchange of the Secured Notes.

3.              Accrued Liabilities

Accrued liabilities consisted of the following:

	May 31,	February 28,
(In thousands)	2013	2013

Insurance	$21,588	$19,715
Interest	10,127	18,962
Payroll and vacation	9,393	8,281
Other	2,354	3,671
Withholding taxes	3,375	1,640
Billings in excess of costs and estimated earnings on uncompleted contracts	3,075	1,529
Contract expenses	243	209
Total accrued liabilities	$50,155	$54,007

4.              Long-Term Debt

	May 31,	February 28,
(In thousands)	2013	2013

ABL Facility	$68,733	$24,314
Notes due 2018	250,000	250,000
Secured Notes due 2018	289,387	276,925
Land, equipment and other obligations	17,071	19,005
Obligations under capital leases	7,255	7,743
Total debt	632,446	577,987
Less: Current portion	(9,708)	(11,342)
Total long-term debt	$622,738	$566,645

Asset-Based Loan Facility

Original Terms

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  As discussed below, as a result of the third amendment to the ABL Facility, a maximum of $145.0 million may be borrowed under the ABL Facility.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  We classify borrowings under the ABL Facility as long-term due to our ability to maintain such borrowings on a long-term basis.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. The LIBOR margin for the ABL Facility is fixed at 5.00% (as of the date of the third amendment, discussed below) and the base rate margin is fixed at 3.00% (as of the date of the third amendment, discussed below).  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement as the borrowing base less the sum of letter of credit obligations and outstanding loans thereunder. The commitment fee ranges from 0.25% to 0.625%.  From the commencement of the ABL Facility Agreement until September 7, 2012 (date of the first amendment, discussed below), the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed on a full and unconditional and joint and several basis by certain of the Company’s existing and future domestic subsidiaries and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of May 31, 2013, the Company was in compliance with these affirmative and negative covenants.

Prior to the third amendment to the ABL Facility, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment to the ABL Facility, among other things, reduced the minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio.

If at any time after November 30, 2014 Excess Availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of May 31, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, our available borrowings under the ABL Facility will be reduced by $25.0 million.

A fixed charge covenant ratio is also used to determine what advance rates apply in calculating the borrowing base under the ABL Facility, as well as whether the Company can make certain investments, acquisitions, restricted payments, repurchases or increases in the amount of cash interest payments on other indebtedness.  As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent fixed charge coverage ratio. If the calculation of the fixed charge coverage ratio is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property, plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus, (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.0 to 1.0, if its minimum excess availability reaches $25.0 million.

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

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio as described above.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and May 31, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of May 31, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T.

On December 7, 2012, we entered into the second amendment to the ABL Facility to change the required delivery date of our third quarter results and financial statements. Subsequent to the date of the second amendment, we required an extension of time and ultimately filed our third quarter results and financial statements on April 1, 2013. There can be no guarantee that the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

On May 29, 2013, we entered into the third amendment to the ABL Facility.  As discussed above, prior to the third amendment, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment, among other things, reduced the minimum excess availability to zero until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio. The Company also agreed to the following additional amendments to the ABL Facility in the third amendment: (i) the aggregate overall amount available for borrowing under the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) the interest rate margin added to applicable LIBOR based borrowings was increased to a fixed 5%; (iii) the interest rate margin added to applicable Base Rate borrowings was increased to a fixed 3%; (iv) the 1.25% floor applicable to LIBOR based borrowings was removed; and (v) to the extent that the Company disposes of assets that are ABL priority collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.  The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  Although the overall commitment was reduced from $170.0 million to $145.0 million, because the Company’s borrowing base was below $145.0 million at the time of the third amendment, such reduction had no impact on the Company’s short-term ability to borrow under the ABL Facility.

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

Potential Modification by M&T

In connection with the first amendment to the ABL Facility described above, in order to facilitate the syndication of the ABL Facility amongst additional lenders, the Company and M&T agreed that if M&T were unable to reduce its final loan commitments under the ABL Facility to no more than $75.0 million prior to December 15, 2012, M&T would be entitled to add to or modify the terms of the ABL Facility on a unilateral basis, including but not limited to adjusting the advance rates, adding or modifying certain covenants and increasing the interest and fees payable in order to facilitate its syndication efforts.  Notwithstanding these rights, M&T would not be able to do the following without the Company’s consent:

•	reduce the ABL Facility’s total amount to less than $170.0 million (as discussed above, this has been reduced to $145.0 million due to the third amendment);
•	impose a permanent fixed charge coverage ratio;
•	cause the springing fixed charge coverage ratio covenant in the ABL Facility to be greater than 1.00 to 1.00;
•	add a senior or total debt to EBITDA covenant with a less than 20% cushion from management projections;
•	add a net worth covenant with a less than 20% cushion from management projections;
•

restrict the Company’s ability to incur additional permitted indebtedness and related permitted liens for capital leases, purchase debt and sale-leaseback transactions to less than $35.0 million in the aggregate at any time;

•

if the Company’s fixed charge coverage ratio is 1.00 to 1.00 or greater, cause the advance rate for (a) eligible inventory to be less than 60%; (b) eligible accounts to be less than 85%; or (c) eligible real property to be less than the lower of (1) 75% of the appraised value thereof and (2) $65.0 million;

•

if the Company’s fixed charge coverage ratio is less than 1.00 to 1.00, cause the advance rate for (a) eligible inventory to be less than 40%; (b) eligible accounts to be less than 70%; or (c) eligible real property to be less than the lower of (1) 75% of the appraised value thereof and (2) $56.0 million; or

•	require that any of (a) Rock Solid Insurance Company, (b) South Woodbury L.P., (c) NESL II, LLC, (d) Kettle Creek Partners L.P. or (e) Kettle Creek Partners G.P., LLC guaranty the ABL Facility.

As of May 31, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

Interest Rate and Availability

As of May 31, 2013, the weighted average interest rate on the ABL Facility was 4.0%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.2% for fiscal year 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

As of May 31, 2013, we had borrowed $68.7 million under the ABL Facility with $64.6 million available. As discussed above, we recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and waive the $25.0 million minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company paid $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company also recognized $0.7 million of unamortized deferred financing fees as interest expense during the three months ended May 31, 2013.

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

The Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 9, “Condensed Issuer, Guarantor and Non-Guarantor Financial

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Information”).  The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the  Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  The Company is not required to maintain any affirmative financial ratios or covenants.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At May 31, 2013, PIK interest was $29.2 million ($24.4 million was recorded as an increase to the Secured Notes and $4.8 million was recorded as a long-term obligation in Other liabilities).

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

At any time prior to March 15, 2015, the Company may redeem, at its option, up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. The Company may also redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a ‘‘make-whole’’ premium. On and after March 15, 2015, the Secured Notes will be redeemable, in whole or in part, at the redemption prices specified as follows:

Year	Percentage

2015	106.50%
2016	103.25%
2017 and thereafter	100.00%

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes at the end of the first accrual period ending after the fifth anniversary of the Secured Notes issuance and each accrual period thereafter.

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 9, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and ABL Facility, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the ABL Facility on a first-priority basis.

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

We were required to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to a registered offer to exchange the Secured Notes for new Secured Notes having  terms substantially identical in all material respects to the Secured Notes (the “Secured Notes Registration Statement”) by March 10, 2013 or we will be subject to penalty interest. The penalty interest will increase 25 basis points each quarter for four consecutive quarters until it reaches 1% and will remain at 1% until we complete the registration of the Secured Notes.  On June 13, 2013, we filed the Secured Notes Registration Statement with the SEC and we are currently in the process of registering the exchange notes, therefore paying penalty interest.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum, and are principally secured by the land and equipment acquired.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.4 million as of May 31, 2013 and February 28, 2013, respectively.  The effective interest rate on these bonds ranged from 0.25% to 0.43% for three months ended May 31, 2013 and 0.23% to 0.46% for the three months ended May 31, 2012.  The Company is subject to annual principal maturities each year which, is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdrafts liability of $0.8 million and $2.2 million, which is included within the current portion of long-term debt as of May 31, 2103 and February 28, 2013, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

5.              Income Taxes

The Company’s tax provision and the corresponding effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.  Significant judgment is required in determining the Company’s effective interim tax rate and in evaluating its tax positions.

The Company’s effective income tax rate was 10.62% and 38.8% for the three months ended May 31, 2013 and May 31, 2012, respectively. The principal factor affecting the comparability of the effective income tax rate for the respective periods is the result of the Company’s assessment of the realizability of the current year projected tax loss.  The Company recorded a valuation allowance on the portion of the current year federal and state losses that it believes are not more likely than not to be realized.  Our benefit from income taxes for the three months ended May 31, 2013 is based on an estimated annual effective tax rate for fiscal year 2014 of 10.62%.

The cash taxes paid were not material for the three months ended May 31, 2013 and May 31, 2012, respectively, primarily as a result of a net operating loss.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs, excluding defined benefit plans, was $1.8 million and $1.7 million for the three months ended May 31, 2013 and 2012, respectively.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three months ended May 31, 2013 and 2012, was as follows:

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Net periodic benefit cost
Service cost	$86	$68
Interest cost	100	99
Expected return on plan assets	(143)	(146)
Amortization of prior service cost	16	15
Recognized net actuarial loss	66	62
Total pension expense	$125	$98

The Company did not make any contributions to the defined benefit pension plans during the three months ended May 31, 2013.

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive income (loss) or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement is $13.6 million and is recorded as part of restricted cash as of May 31, 2013.   Reserves for retained losses within this captive, which are recorded in accrued liabilities in our condensed consolidated balance sheets, were approximately $12.5 million and $10.8

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

million as of May 31, 2013 and February 28, 2013, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.

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

The Company reviews earnings of the segments principally at the operating income level less indirect costs and accounts for inter-segment and certain intra-segment sales at prices that range from negotiated rates to those that approximate fair market value. Segment operating income consists of revenue less direct costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating income.  These costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal and other administrative costs, unallocated corporate functions and divisional administrative functions.

In prior fiscal periods the Company reported other revenues separately, which management now includes within the construction materials segment consistent with managements business assessment.  Additionally in the first quarter of fiscal 2014, management began assessing performance of its operations without the allocation of indirect costs of its Selling, administrative and general expense.  Indirect costs include trade receivable billings and collections, payment processing, accounting, legal and other administrative costs.  Financial data for the three months ended May 31, 2012 has been revised to reflect the current segment presentation.

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Revenue
Construction materials	$111,217	$126,004
Heavy/highway construction	48,416	53,983
Traffic safety services and equipment	24,089	23,254
Segment totals	183,722	203,241
Eliminations	(35,978)	(45,260)
Total net revenue	$147,744	$157,981
Operating loss
Construction materials	$7,357	$9,215
Heavy/highway construction	(2,524)	(1,652)
Traffic safety services and equipment	(676)	(347)
Corporate and unallocated	(17,692)	(13,997)
Total operating loss	$(13,535)	$(6,781)

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Depreciation, depletion and amortization
Construction materials	$8,089	$7,716
Heavy/highway construction	2,076	1,897
Traffic safety services and equipment	1,514	1,692
Corporate and unallocated	439	538
Total depreciation, depletion and amortization	$12,118	$11,843

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Condensed Consolidating Balance Sheet at May 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$22	$19	$3,215	$—	$3,256
Restricted cash	1,051	105	13,595	—	14,751
Accounts receivable	91,380	16,170	215	(201)	107,564
Inventories	107,874	16,938	—	—	124,812
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	11,750	976	—	—	12,726
Other current assets	6,622	1,401	83	––	8,106
Total current assets	218,699	35,609	17,755	(848)	271,215
Property, plant and equipment, net	349,483	20,606	7,424	(7,424)	370,089
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,159	12,612	—	—	20,771
Investment in subsidiaries	78,110	—	—	(78,110)	—
Intercompany receivables	965	17,978	—	(18,943)	—
Other assets	28,292	1,167	—	—	29,459
	$766,936	$93,817	$25,179	$(105,325)	$780,607
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$9,533	$—	$822	$(647)	$9,708
Accounts payable - trade	49,751	6,080	199	(201)	55,829
Accrued liabilities	34,273	2,987	12,895	—	50,155
Total current liabilities	93,557	9,067	13,916	(848)	115,692
Intercompany payables	18,664	—	279	(18,943)	—
Long-term debt, less current maturities	616,364	—	6,374	—	622,738
Obligations under capital leases, less current installments	7,424	—	—	(7,424)	—
Deferred income taxes	40,868	8,291	—	—	49,159
Other liabilities	29,449	777	—	—	30,226
Total liabilities	806,326	18,135	20,569	(27,215)	817,815
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(39,390)	75,682	2,428	(78,110)	(39,390)
Noncontrolling interest	—	—	2,182	—	2,182
Total (deficit) equity	(39,390)	75,682	4,610	(78,110)	(37,208)
	$766,936	$93,817	$25,179	$(105,325)	$780,607

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

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

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended May 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$125,738	$23,212	$2,416	$(3,622)	$147,744
Cost of revenue (exclusive of items shown separately below)	110,422	18,962	1,505	(3,171)	127,718
Depreciation, depletion and amortization	10,564	1,554	—	—	12,118
Pension and profit sharing	1,795	83	—	—	1,878
Selling, administrative and general expenses	16,679	3,004	74	(344)	19,413
Loss on disposals of property, equipment and software	138	14	—	—	152
Operating (loss) income	(13,860)	(405)	837	(107)	(13,535)
Interest expense, net	(19,118)	(61)	(105)	107	(19,177)
(Loss) income before income taxes	(32,978)	(466)	732	—	(32,712)
Income tax benefit	(3,322)	(153)	—	—	(3,475)
Equity in earnings of subsidiaries	(320)	—	—	320	—
Net (loss) income	(29,976)	(313)	732	320	(29,237)
Unrealized actuarial losses and amortization of prior service costs, net of income tax	69	—	—	—	69
Comprehensive (loss) income	(29,907)	(313)	732	320	(29,168)
Less: comprehensive income attributable to noncontrolling interest	—	—	(739)	—	(739)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(29,907)	$(313)	$(7)	$320	$(29,907)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended May 31, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$148,256	$21,620	$1,978	$(13,873)	$157,981
Cost of revenue (exclusive of items shown separately below)	129,123	17,113	614	(13,419)	133,431
Depreciation, depletion and amortization	9,961	1,882	—	—	11,843
Pension and profit sharing	1,762	79	—	—	1,841
Selling, administrative and general expenses	15,677	2,249	100	(344)	17,682
Gain on disposals of property, equipment and software	(35)	—	—	—	(35)
Operating income (loss)	(8,232)	297	1,264	(110)	(6,781)
Interest expense, net	(22,710)	(72)	(148)	110	(22,820)
(Loss) income before income taxes	(30,942)	225	1,116	—	(29,601)
Income tax benefit	(10,812)	(675)	—	—	(11,487)
Equity in earnings of subsidiaries	1,711	—	—	(1,711)	—
Net (loss) income	(18,419)	900	1,116	(1,711)	(18,114)
Unrealized actuarial losses and amortization of prior service costs, net of income tax	77	—	—	—	77
Comprehensive (loss) income	(18,342)	900	1,116	(1,711)	(18,037)
Less: comprehensive income attributable to noncontrolling interest	—	—	(305)	—	(305)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(18,342)	$900	$811	$(1,711)	$(18,342)

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(36,279)	$758	$2,268	$(3,000)	$(36,253)
Cash flows from investing activities
Capital expenditures	(8,718)	(773)	—	—	(9,491)
Proceeds from sale of property and equipment	52	15	—	—	67
Change in cash value of life insurance	3,089	—	—	—	3,089
Change in restricted cash	123	—	(4,751)	—	(4,628)
Net cash used in investing activities	(5,454)	(758)	(4,751)	—	(10,963)
Cash flows from financing activities
Proceeds from revolving credit	49,419	—	—	—	49,419
Repayment of revolving credit	(6,324)	—	—	—	(6,324)
Proceeds from issuance of long-term debt	481	—	—	—	481
Repayment of long-term debt	(756)	—	(335)	—	(1,091)
Payments on capital leases	(1,096)	—	—	—	(1,096)
Debt issuance costs	—	—	—	—	—
Dividends received (paid)	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	41,724	—	(3,786)	3,000	40,938
Net decrease in cash and cash equivalents	(9)	—	(6,269)	—	(6,278)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$22	$19	$3,215	$—	$3,256

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(39,008)	$(543)	$(2,404)	$—	$(41,955)
Cash flows from investing activities
Capital expenditures	(14,358)	(417)	—	—	(14,775)
Proceeds from sale of property and equipment	221	—	—	—	221
Change in cash value of life insurance	(2,573)	—	—	—	(2,573)
Change in restricted cash	126	—	(1)	—	125
Net cash used in investing activities	(16,584)	(417)	(1)	—	(17,002)
Cash flows from financing activities
Proceeds from revolving credit	118,377	486	—	—	118,863
Repayment of revolving credit	(170,383)	—	—	—	(170,383)
Proceeds from issuance of long-term debt	268,535	—	—	—	268,535
Repayment of long-term debt	(152,652)	—	(116)	—	(152,768)
Payments on capital leases	(1,290)	—	—	—	(1,290)
Debt issuance costs	(14,062)	—	—	—	(14,062)
Dividends paid	—	—	—	—	—
Distribution to noncontrolling interest	—	—	(438)	—	(438)
Net cash provided by (used in) financing activities	48,525	486	(554)	—	48,457
Net decrease in cash and cash equivalents	(7,067)	(474)	(2,959)	—	(10,500)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$39	$2	$4,491	$—	$4,532

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter ended May 31, 2013

10.       Subsequent Events

S-4 Filed June 13, 2013

On June 13, 2013 the Company filed a form S-4 with the SEC and is currently in the process of registering to exchange up to $289,387,000 in aggregate principal amount of its Secured Notes for up to $289,387,000 in aggregate principal amount of its Secured Notes. The aggregate principal amount includes the $265,000,000 in aggregate principal amount of Secured Notes initially issued in the private placement transaction on March 15, 2012 increased by an additional $24,387,000 in lieu of cash as payment-in-kind interest in respect of the Secured Notes on the September 15, 2012 and March 15, 2013 interest payment dates. We are also offering approximately $87,989,000 of additional Secured Notes and guarantees thereon, that may be issued, at our option, in lieu of cash interest payments on the Secured Notes.

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

Market conditions remained challenging through the first quarter of fiscal year 2014.  Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery.  Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.  Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs.  We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2014, which will continue to affect our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business.  We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2014.  To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending.  We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

In addition to the overall economic trends affecting our financial position, results of operations and cash flows, we experienced a slow start to our construction season during the three months ended May 31, 2013 due to above average precipitation in the Pennsylvania markets that we operate, which impacted demand for our construction materials and delayed our heavy/highway construction operations.

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

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR THREE MONTHS ENDED MAY 31, 2013

•                  Net revenue decreased $10.2 million (6.5%) due to delays in weather related job starts

•                  Cost of revenue decreased $5.7 million (4.3%) on lower sales and similar fixed costs

•                  Higher costs paid to accounting and management advisors caused selling, administrative and general (SA&G) costs to be higher than prior year

•                  Operating loss increased $6.8 million as a result of lower revenues and higher SA&G costs

•                  Interest expense decreased due to lower deferred financing fee write-off

•                  Net cash used in operating activities decreased $5.7 million as a result of improved working capital management

•                  Cash used in investing activities decreased $6.1 million with lower capital expenditures as the primary contributor

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months
	May 31,	May 31,
(In thousands)	2013	2012

Net revenue	$147,744	$157,981
Cost of revenue (exclusive of items shown separately below)	127,718	133,431
Depreciation, depletion and amortization	12,118	11,843
Pension and profit sharing	1,878	1,841
Selling, administrative and general expenses	19,413	17,682
Loss (gain) on disposals of property, equipment and software	152	(35)
Operating loss	(13,535)	(6,781)
Interest expense, net	(19,177)	(22,820)
Loss before income taxes	(32,712)	(29,601)
Income tax benefit	(3,475)	(11,487)
Net loss	$(29,237)	$(18,114)

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

In prior fiscal periods the Company reported other revenues separately, which management now includes within the construction materials segment.  Additionally in the first quarter of fiscal 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include trade receivable billings and collections, payment processing, accounting, legal and other administrative costs.  Financial data for the three months ended May 31, 2012 has been revised to reflect the current segment presentation.

The following table summarizes our revenue by segment:

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Revenue
Construction materials	$111,217	$126,004
Heavy/highway construction	48,416	53,983
Traffic safety services and equipment	24,089	23,254
Segment totals	183,722	203,241
Eliminations	(35,978)	(45,260)
Total net revenue	$147,744	$157,981

The following tables summarize the percentage of revenue and operating loss from our primary lines of business:

	Three Months Ended
	May 31,	May 31,
	2013	2012

Revenue:
Construction materials	60.5%	62.0%
Heavy/highway construction	26.4%	26.6%
Traffic safety services and equipment	13.1%	11.4%
Segment totals	100.0%	100.0%

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Operating loss:
Construction materials	$7,357	$9,215
Heavy/highway construction	(2,524)	(1,652)
Traffic safety services and equipment	(676)	(347)
Segment totals	4,157	7,216
Corporate and unallocated	(17,692)	(13,997)
Total operating loss	$(13,535)	$(6,781)

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

Revenue

Revenue for our construction materials business decreased $14.8 million, or 11.7%, to $111.2  million for the three months ended May 31, 2013 compared to $126.0  million for the three months ended May 31, 2012.  This decrease was reflected in all areas except masonry products which increased $0.7 million.  Aggregates, hot mix asphalt and ready mix concrete revenue decreased  $5.9 million, $6.6 million, $1.4 million, respectively.  Sales volumes decreased 10.1% to  4.0 million tons for aggregates, 16.0% to  0.6 million tons for hot mix asphalt, 3.6% to  0.1 million cubic yards for ready mixed concrete.  Aggregates prices decreased slightly 0.2% to   $12.79 .  Hot mix asphalt and ready mixed concrete prices decreased 2.2% to $52.99 and 5.4% to  $115.65  respectively.  This overall decrease in volume during the three months ended May 31, 2013 was due to weather related delays. The price and demand for our materials is largely based upon local markets and varies across the Company.

Revenue for our heavy/highway construction business decreased $5.6  million, or 10.4%, to $48.4 million for the three months ended May 31, 2013 compared to $54.0 million for the three months ended May 31, 2012.  We continue to experience strong competition, as well as a reduced number of projects, in the public and commercial markets. The majority of our sales are government related projects; we are directly impacted as government funding is reduced for transportation spending.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment businesses increased $0.8 million, or 3.4% to $24.1 million for the three months ended May 31, 2013 compared to $23.3 million for the three months ended May 31, 2012.  The increase was the result increased equipment sales, slightly offset by decrease in rental service activity.  The increase in equipment sales can be attributed primarily to the continued benefits of previously introduced product offerings.  Overall rental service activity decreased compared to the prior period as a result of increased competition.

Cost of Revenue

Cost of revenue decreased $5.7 million, or 4.3% to $127.7 million for the three months ended May 31, 2013 compared to $133.4 million for the three months ended May 31, 2012. Cost of revenue as a percentage of revenue increased for the three months ended May 31, 2013 to 86.5% from 84.4% for the three months ended May 31, 2012, due to reduced profitability in all three of our businesses.

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012

Gross Cost of Revenue
Construction materials	$95,340	$104,724
Heavy/highway construction	47,927	54,878
Traffic safety services and equipment	20,429	19,089
Segment totals	163,696	178,691
Eliminations	(35,978)	(45,260)
Total cost of revenue	$127,718	$133,431

	Three Months Ended
	May 31,	May 31,
	2013	2012

Segment Gross Cost of Revenue as Percent of Gross Revenue
Construction materials	85.7%	83.1%
Heavy/highway construction	99.0%	101.7%
Traffic safety services and equipment	84.8%	82.1%

Gross cost of revenue for our construction materials business as a percentage of its gross revenue is up 2.6% to 85.7% for the three months ended May 31, 2013 compared to 83.1% for the three months ended May 31, 2012.  The primary driver was the impact of inefficiencies caused by the adverse weather in the three months ended May 31, 2013.

Gross cost of revenue for our heavy/highway construction business as a percentage of its gross revenue is down 2.7% to 99.0% for the three months ended May 31, 2013 compared to 101.7% for the three months ended May 31, 2012.  The margins are improved due to completion of lower margin jobs.

Gross cost of revenue for our traffic services and equipment business as a percentage of its gross revenue is up 2.7% to 84.8% for the three months ended May 31, 2013 compared to 82.1% for the three months ended May 31, 2012.  The primary driver was increased sales in lower margin products for the quarter ended May 31, 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.3 million, or 2.5% to $12.1 for the three months ended May 31, 2013 compared to $11.8 for the three months ended May 31, 2012. The increase was primarily attributable to increased depreciation on assets associated with our capitalized asset retirement costs.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $1.7 million, or 9.6% to $19.4 million for the three months ended May 31, 2013 compared to $17.7 million for the three months ended May 31, 2012. The increase was attributable to $3.1 million in professional fees related to our increased accounting support and financial reporting staffing and capabilities and $0.8 million of software service agreements. These increases were partially offset by a decrease of $2.7 million in our Enterprise Resource Planning (ERP) System expense.

Operating Income

Operating income for our construction materials business decreased $1.8 million, or 19.6% to $7.4 million for the three months ended May 31, 2013 compared to $9.2 million for the three months ended May 31, 2012. Operating income as a percentage of construction materials revenue was 6.7% in the current period compared to 7.3% in the prior period..  Income from the sale of aggregates decreased $0.1 million, or 2.2% to $4.5 million for the three months ended May 31, 2013 compared to $4.6 million for the three months ended May 31, 2012.  Additionally, operating income for hot mix asphalt decreased $0.6 million, or 20.7% to $2.3 million for the three months ended May 31,  2013 compared to $2.9 million for the three months ended May 31, 2012  The overall decrease in operating income from our construction material business was primarily attributable to decreased sales volumes. The price and demand for our materials is largely based upon local markets and varies across the Company.

Operating results for our heavy/highway construction business decreased $0.8  million to a $2.5 million loss for the three months ended May 31, 2013 compared to loss of $1.7 million for the three months ended May 31, 2012.  The change in profitability is primarily attributable to a decrease in activity without a commensurate reduction in costs, as well as continued strong competition.

Operating income for our traffic safety services and equipment businesses decreased $0.4 million to a $0.7 million loss for the three months ended May 31, 2013 compared to $0.3 million loss for three months ended May 31, 2012.  The decrease in operating income is primarily due to increased competition in the rental service markets, partially offset by increased sales of highway safety equipment.

Interest Expense, net

Net interest expense decreased $3.6 million, or 15.8% to $19.2 million for the three months ended May 31, 2013 compared to $22.8 million for the three months ended May 31, 2012.  This decrease was partially offset by higher interest expense incurred during the three months ended May 31, 2013 due to increased overall indebtedness.  During the three months ended May 31, 2012, we incurred $6.4 million related to our refinancing, which we did not incur during the three months ended May 31, 2013.  Additionally we expensed $0.9 million related to the third amendment of our ABL facility during the three months ended May 31, 2013 ($0.7 million of unamortized deferred financing fees and the remainder were other fees the Company paid to effect the third amendment).

Income Tax Benefit

Income tax benefit decreased $8.0 million to $3.5 million for the three months ended May 31, 2013 compared to $11.5 million for the three months ended May 31, 2012. The decrease in the tax benefit is primarily the result of the Company recording additional valuation allowance against certain federal and state net operating losses for the current fiscal year.  The Company will continue to record additional valuation allowance against additions to our net deferred tax assets for fiscal year 2014 until management’s assurance for the realization of its deferred tax assets are deemed more likely than not to be recoverable.  We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine our estimate of the year’s taxable income as new information becomes available, such as year-to-date financial results. This continuous estimation process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective interim tax rate. There may be large swings on a quarterly basis due to the seasonal nature of the Company’s business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of May 31, 2013, we had borrowed $68.7 million under the ABL Facility with $64.6 million available under the third amendment to the ABL Facility as discussed below.  As of May 31, 2013, we had $3.3 million in cash and cash equivalents and working capital of $155.5 million as compared to $9.5 million in cash and cash equivalents and working capital of $131.8 million as of Feb 28, 2013.  We maintain company owned life insurance policies with cash surrender values (“CSV”).  During the three months ended May 31, 2013, we obtained $3.2 million of cash in the form of a loan against the $4.0 million of CSV which was used for working capital purposes.  Additionally during the three months ended May 31, 2013, we transferred $3.0 million of cash in the form of a dividend from our captive insurance company to our operations, which was used to pay down a portion of the ABL Facility.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $14.8 million and $10.1 million as of May 31, 2013 and February 28, 2013, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

Asset Based Loan Facility

Original Terms

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  As discussed below, as a result of the third amendment to the ABL Facility, a maximum of $145.0 million may be borrowed under the ABL Facility.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility will mature on March 15, 2017.  We classify borrowings under the ABL Facility as long-term due to our ability to maintain such borrowings on a long-term basis.

Borrowings under the ABL Facility (except swing line loans) bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin.  Swing line loans bear interest at the base rate plus the applicable margin. The LIBOR margin for the ABL Facility is fixed at 5.00% (as of the date of the third amendment, discussed below) and the base rate margin is fixed at 3.00% (as of the date of the third amendment, discussed below).  The ABL Facility also contains a commitment fee that is tied to the quarterly average Excess Availability, as defined in the ABL Facility Agreement as the borrowing base less the sum of letter of credit obligations and outstanding loans thereunder. The commitment fee ranges from 0.25% to 0.625%.  From the commencement of the ABL Facility Agreement until September 7, 2012 (date of the first amendment, discussed below), the LIBOR margin was 2.75%, the base rate margin was 0.75% and the commitment fee was 0.50%.

Borrowings under the ABL Facility are guaranteed on a full and unconditional and joint and several basis by certain of the Company’s existing and future domestic subsidiaries and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the Secured Notes on a first-priority basis, except for certain real property.

Availability of ABL Facility and Covenant

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of May 31, 2013, the Company was in compliance with these affirmative and negative covenants.

Prior to the third amendment to the ABL Facility, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment to the ABL Facility, among other things, reduced the minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio.

If at any time after November 30, 2014 Excess Availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of May 31, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, our available borrowings under the ABL Facility will be reduced by $25.0 million.

A fixed charge covenant ratio is also used to determine what advance rates apply in calculating the borrowing base under the ABL Facility, as well as whether the Company can make certain investments, acquisitions, restricted payments, repurchases or increases in the amount of cash interest payments on other indebtedness.  As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent fixed charge coverage ratio. If the calculation of the fixed charge coverage ratio is less than 1.0 to 1.0, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property, plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus, (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.0 to 1.0, if its minimum excess availability reaches $25.0 million.

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

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio as described above.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and May 31, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of May 31, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T.

On December 7, 2012, we entered into the second amendment to the ABL Facility to change the required delivery date of our third quarter results and financial statements. Subsequent to the date of the second amendment, we required an extension of time and ultimately filed our third quarter results and financial statements on April 1, 2013. There can be no guarantee that the Company will not need to obtain similar amendments in the future. A failure to obtain such amendment could result in an acceleration of the Company’s indebtedness under the ABL Facility and a cross-default under the Company’s other indebtedness, including the Notes and Secured Notes.

On May 29, 2013, we entered into the third amendment to the ABL Facility.  As discussed above, prior to the third amendment, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment, among other things, reduced the minimum excess availability to zero until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio. The Company also agreed to the following additional amendments to the ABL Facility in the third amendment: (i) the aggregate overall amount available for borrowing under the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) the interest rate margin added to applicable LIBOR based borrowings was increased to a fixed 5%; (iii) the interest rate margin added to applicable Base Rate borrowings was increased to a fixed 3%; (iv) the 1.25% floor applicable to LIBOR based borrowings was removed; and (v) to the extent that the Company disposes of assets that are ABL priority collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.  The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  Although the overall commitment was reduced from $170.0 million to $145.0 million, because the Company’s borrowing base was below $145.0 million at the time of the third amendment, such reduction had no impact on the Company’s short-term ability to borrow under the ABL Facility.

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

Potential Modification by M&T

In connection with the first amendment to the ABL Facility described above, in order to facilitate the syndication of the ABL Facility amongst additional lenders, the Company and M&T agreed that if M&T were unable to reduce its final loan commitments under the ABL Facility to no more than $75.0 million prior to December 15, 2012, M&T would be entitled to add to or modify the terms of the ABL Facility on a unilateral basis, including but not limited to adjusting the advance rates, adding or modifying certain covenants and increasing the interest and fees payable in order to facilitate its syndication efforts.  Notwithstanding these rights, M&T would not be able to do the following without the Company’s consent:

•	reduce the ABL Facility’s total amount to less than $170.0 million (as discussed above, this has been reduced to $145.0 million due to the third amendment);
•	impose a permanent fixed charge coverage ratio;
•	cause the springing fixed charge coverage ratio covenant in the ABL Facility to be greater than 1.00 to 1.00;
•	add a senior or total debt to EBITDA covenant with a less than 20% cushion from management projections;
•	add a net worth covenant with a less than 20% cushion from management projections;
•

restrict the Company’s ability to incur additional permitted indebtedness and related permitted liens for capital leases, purchase debt and sale-leaseback transactions to less than $35.0 million in the aggregate at any time;

•

if the Company’s fixed charge coverage ratio is 1.00 to 1.00 or greater, cause the advance rate for (a) eligible inventory to be less than 60%; (b) eligible accounts to be less than 85%; or (c) eligible real property to be less than the lower of (1) 75% of the appraised value thereof and (2) $65.0 million;

•

if the Company’s fixed charge coverage ratio is less than 1.00 to 1.00, cause the advance rate for (a) eligible inventory to be less than 40%; (b) eligible accounts to be less than 70%; or (c) eligible real property to be less than the lower of (1) 75% of the appraised value thereof and (2) $56.0 million; or

•	require that any of (a) Rock Solid Insurance Company, (b) South Woodbury L.P., (c) NESL II, LLC, (d) Kettle Creek Partners L.P. or (e) Kettle Creek Partners G.P., LLC guaranty the ABL Facility.

As of May 31, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

Interest Rate and Availability

As of May 31, 2013, the weighted average interest rate on the ABL Facility was 4.0%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.2% for fiscal year 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

As of May 31, 2013, we had borrowed $68.7 million under the ABL Facility with $64.6 million available. As discussed above, we recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and waive the $25.0 million minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the three months ended May 31, 2013 and May 31, 2012.

	Three Months Ended
	May 31,	May 31,
(In thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(36,253)	$(41,955)
Investing activities	(10,963)	(17,002)
Financing activities	40,938	48,457
Cash paid for capital expenditures	(9,491)	(14,775)

Operating Activities

Net cash used in operating activities decreased $5.7 million to $36.3 million for the three months ended May 31, 2013 compared to $42.0 million for the three months ended May 31, 2012.  Cash used in operating activities decreased primarily as a result of lower investments in working capital items of $13.2 million due to decreased activity and timing of collections of accounts receivable, partially offset by less cash generated from operations of $7.5 million.

Investing Activities

Net cash used in our investing activities decreased $6.0 million to $11.0 million in the three months ended May 31, 2013 compared to $17.0 million in the three months ended May 31, 2012. Net cash used in the three months ended May 31, 2012  included capital expenditures of  $9.4 million and a $4.6 million of increased cash collateral related to our captive insurance arrangement,  partially offset by proceeds of $3.2 million associated with our cash surrender value life insurance policies.

Financing Activities

Net cash provided by financing activities decreased $7.6 million to $40.9 million in the three months ended May 31, 2013 compared to $48.5 million in the three months ended May 31, 2012.  The decrease in net cash provided by our financing activities was primarily due to less cash needed to support operating cash flows in the current period. The three months ended May 31, 2013 included the March 15, 2012 refinancing, including the ABL Facility and $265.0 million in Secured Notes which was offset by the repayment of our previous first lien term loan A & B, first lien revolving credit facility and other long-term debt.

Capital Expenditures

Cash capital expenditures decreased $5.3 million to $9.5 million for the three months ended May 31, 2013 compared to $14.8 million for the three months ended May 31, 2012.  This decrease was a result of lower spending on limestone acreage, manufacturing and other plant related equipment.

Our Indebtedness

Long-Term Debt:

ABL and Senior Secured Notes:

On March 15, 2012 the Company completed the sale of $265.0 million 13.0% senior secured notes due 2018.  In connection with the sale of the Secured Notes, we also entered into the ABL Facility.  We utilized the proceeds from the sale of the Secured Notes and the ABL Facility to prepay all amounts outstanding under our prior credit agreement and certain other debt.

Notes Due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for more detail.

Land, equipment and other obligations:

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum, and are principally secured by the land and equipment acquired.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.4 million as of May 31, 2013 and February 28, 2013, respectively.  The effective interest rate on these bonds ranged from 0.25% to 0.43% for three months ended May 31, 2013 and 0.23% to 0.46% for the three months ended May 31, 2012.  The Company is subject to annual principal maturities each year which, is funded on a monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations under capital lease:

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

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit associated with our industrial development authority bonds totaling $12.0 million and $11.9 million at May 31, 2013 and February 28, 2013, respectively, which were not included in our Consolidated Balance Sheets.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1 “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2013 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

•                  a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot,, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•                  difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•                  the potential for our lender to modify the terms of our asset-based loan facility;

•                  the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

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

•                  general business and economic conditions, particularly an economic downturn; and

•                  the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of May 31, 2013, we have $68.7 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.7 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013.  Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2013, our disclosure controls and procedures were not effective as the result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 28, 2013, 2012 and 2011, management identified certain material weaknesses in our internal control over financial reporting as further described below.

We did not maintain an effective control environment primarily attributable to the following:

•                  We did not maintain an effective control environment that consistently emphasized adherence to GAAP. This control deficiency, which was identified in 2011 by the Company’s independent auditors and  elevated to a material weakness in fiscal 2012 in part because of difficulties encountered with the ERP implementation, led to adjustments identified by both management and the Company’s independent auditors during the fiscal year 2013, 2012 and 2011 financial closing and reporting process.

•                  In the areas of finance, tax, accounting and information technology departments, we did not ensure a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our structure and accounting and financial reporting requirements, which was identified as a material weakness by management during the fiscal 2012 year-end financial reporting process.

•                  We did not ensure complete and accurate business documentation to support certain transactions and accounting records.  The controls in these areas with respect to the creation, maintenance and retention of complete and accurate business records were not effective. This was primarily attributable to the ERP implementation in fiscal year 2012 and identified by management and the Company’s independent auditors during the 2012 year-end financial reporting process.

•                  We did not design, maintain or implement policies and procedures to adequately review and account for significant accounting transactions, which was identified as a material weakness during the 2012 fiscal year-end financial reporting process. Specifically, we did not maintain and communicate sufficient and consistent accounting policies, which limited our ability to make accounting decisions and to detect and correct accounting errors.

We did not maintain effective monitoring of controls:

•                  We did not maintain effective monitoring of controls in areas related to period end financial reporting process, revenue recognition, cash, contracts, inventory, property, plant and equipment and estimates in accruals.  This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls which was identified as a material weakness during the 2012 fiscal year-end financial reporting process by management and its independent auditors.

•                  We do not maintain an internal audit or similar function. As a result of this deficiency which was considered a material weakness during the 2012 year-end financial reporting process by management and its independent auditors, we did not have an adequate independent, objective body to assess, monitor, and evaluate the intended operating effectiveness of controls or to conduct operational audits for the identification of recommendations to improve operating effectiveness of the organization.

We did not maintain effective controls over risk assessment:

•                  We did not maintain processes to evaluate certain business and fraud risks. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls and was identified as a material weakness during the fiscal 2012 year-end financial reporting process by management.

We did not maintain effective controls over information and communication:

•                  We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our ERP implementation. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues revolving around the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in Fiscal 2012, resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

The material weaknesses in our control environment, monitoring of controls, information and communication, and risk assessments contributed to additional material weaknesses in various control activities as set forth below:

•                  We did not maintain effective controls over the implementation of a new ERP.  Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training during the implementation of the ERP. During the implementation of the ERP, management did not provide appropriate logical security design and testing, perform sufficient data conversion testing, and maintain appropriate system documentation.  This material weakness was identified by management and the Company’s independent auditors during the fiscal year 2012 financial reporting process.  This material weakness contributed to other control issues described below.

•                  We did not implement appropriate information technology controls related to change management, data integrity, access and segregation of duties.  This material weakness, which was previously identified as a significant deficiency in prior years by our independent auditors and elevated to a material weakness in fiscal 2012 due to issues with our ERP implementation, resulted in both not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of controls to ensure accuracy of our financial reporting.  For example, we did not maintain adequate segregation of duties around most accounting processes and did not have adequate integrity verification of our subledgers.

•                  We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared, included sufficient supporting documentation, or were reviewed and approved to ensure the validity, accuracy and completeness of the journal entries.  For example, due to data conversion issues during the Company’s ERP implementation, recurring and manual journal entries were recorded duplicate times, in wrong periods and/or in reverse. This material weakness which was identified by management and the Company’s independent auditors during the 2012 year-end reporting process, resulted in additional procedures performed by management and contributed to other deficiencies, some of which have resulted in additional material weaknesses and adjustments during the fiscal year 2013 and 2012 year-end financial closing processes.

•                  We did not maintain effective controls over the recording of intercompany transactions. Specifically, effective controls were not in place to ensure that intercompany balances were properly reconciled and eliminated on a timely basis.  For example, due to certain subsidiaries being converted to a new ERP system in January 2012, we did not initially match and reconcile intercompany billings and expenses.   This material weakness, which was identified by management and the Company’s independent auditors during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year-end financial closing and reporting process.

•                  We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss.  For example, as a result of the ERP conversion, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were underaccrued.   This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year-end financial closing and reporting processes.

•                  We did not maintain effective controls to ensure the completeness and accuracy of recorded revenue.  Specifically, we did not design and maintain effective controls over pricing, billing practices and credit memos.  For example, during conversion to the new ERP several customers were invoiced incorrect prices which resulted in significant billing adjustments credit memos.  This material weakness which was identified during the fiscal 2012 year-end audit by management, in conjunction with our independent auditors resulted in additional procedures performed by management and adjustments in both fiscal 2013 and 2012.

•                  We did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable.  Specifically, we did not timely reconcile accounts receivable balances and did not implement and maintain a formal review process.  Further, we did not have an effective process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves.  There also is no required formal approval process to determine and write off uncollectible account balances.

This material weakness, which was identified by our independent auditors during the 2012 year-end audit, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year-end financial closing and reporting processes.

•                  We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense.  Specifically, we did not design and maintain effective controls to ensure that assets are properly capitalized on our books.  For example, certain capital expenditures were inappropriately expensed while other expenditures were inappropriately capitalized as fixed assets. This material weakness, which was identified by our independent auditors during our fiscal 2012 year-end audit, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year-end financial closing and reporting processes.

•                  We did not maintain effective controls over the completeness and accuracy of capitalized software costs and related amortization expense.  Specifically, we did not design and maintain effective controls to ensure that capitalized software costs are properly capitalized on our books.  For example, the company did not have a formal process in place to evaluate and determine the appropriate classification of costs incurred.  This material weakness, which was identified by our independent auditors during the fiscal 2012 audit, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year-end financial closing and reporting processes.

•                  We did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory reserves.  Specifically, we did not design and maintain effective controls with respect to the review and analysis of excess and obsolete inventory and lower of cost or market considerations due to lack of empirical data available upon converting to our new ERP.   This material weakness, which was identified by management in conjunction with our independent auditors during the fiscal year 2012 audit, resulted in adjustments identified through additional procedures performed by management in fiscal years 2013 and 2012.

•                  We did not maintain effective controls over the estimation process related to changes in asset retirement obligations and related activity. Specifically, we did not design and maintain effective controls to ensure that changes in asset retirement obligations were properly estimated and recorded timely on our books. This material weakness, which was identified by the Company’s independent auditors during the year-end fiscal 2012 reporting process, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year-end financial closing and reporting processes.

•                  We did not maintain effective controls over the completeness, accuracy and cutoff of our inventory counts.  Specifically, we did not design and maintain effective controls and policies with respect to physical inventory counting procedures, including the appropriate level of review.  For example, we did not ensure results of physical inventory counts were completely and accurately recorded in the newly implemented ERP system.  We also did not initially capitalize inventory variances for materials, labor, and overhead.   This material weakness, which was identified by the Company’s independent auditors during the fiscal 2012 year-end financial reporting process, resulted in adjustments identified through additional procedures performed by management in fiscal years 2013 and 2012.

•                  We did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities.  Specifically, we did not timely reconcile accounts payable and accrued liabilities or properly accrue for invoices payable in the period. For example, invoices for certain receipts of goods and services were improperly recorded in the period after they were received while other invoices were incorrectly recorded twice during the ERP implementation.  This material weakness which was identified by management and the Company’s independent auditors during the year-end fiscal 2012 reporting process, resulted in additional procedures performed by management and adjustments identified by management and our independent auditors for fiscal year  2013 and 2012,

•                  We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities.  Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal 2011 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal year 2013, 2012, 2011 year-end and first quarter fiscal 2014 financial closing and reporting processes.

•                  We did not adequately segregate the duties of personnel within our Accounting Department, including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff.  This material weakness which was identified by our independent auditors in prior years but elevated to a material weakness in fiscal year 2012, resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal year 2013, 2012 and 2011 year-end financial closing and reporting processes.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended May 31, 2013, are fairly stated in all material respects.

Plans for Remediation of Material Weaknesses

At the direction and with the full support of executive management, we continue our efforts to improve our internal control over financial reporting. In the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner.  In addition, over the past year, we have made progress in improving our internal control processes and procedures, including documenting our business processes. We have drafted a formal plan to remediate each of the identified material weaknesses which we anticipate will commence in the fiscal quarter ending August 31,  2013 and we expect to have remediation efforts finalized in fiscal year 2015.  The remediation plan has been approved by our Board of Directors as of the date of this filing. As of the date of this filing, we have also established a steering committee that will provide oversight and direction, with accountability to the Board of Directors, for the remediation of the material weaknesses. Specific initiatives to date have been focused on the following:

•We have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit resource and have appointed a new Chief Financial Officer,

•We have hired a third party advisor, who is assisting management with its remediation efforts,

• We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation,

• We have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company,

• We are instituting a formal code of ethics review annually to communicate, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity,

• We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

• We are performing a review of existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training,

• We are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates. We anticipate this will increase the accuracy and efficiency of our monthly close process,

• We have implemented a series of management reports to augment our analytical processes,

• We are implementing policies and procedures to ensure revenue is properly valued and recognized,

• We have performed and informal risk assessment and will formalize this risk assessment as our remediation efforts progress.

We believe the plan described above, when implemented, will improve the design and operating effectiveness of our internal control over financial reporting. As we continue our remediation efforts over internal control over financial reporting, we will perform additional procedures to determine that our financial statements continue to be fairly stated in all material respects. We do not anticipate that we will be able to remediate all of the material weaknesses during our fiscal year ending February 28, 2014.

Changes in Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2013 and concluded that the following matter has materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

We have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit resource and have appointed a new Chief Financial Officer.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (the “Form 10-K”), including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  The risks described in our Form 10-K have not materially changed.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There are no other defaults upon senior securities.

ITEM 4 - MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

ITEM 5 - OTHER INFORMATION

The Company received comments from the SEC staff on the Secured Notes Registration Statement on July 10, 2013.  Some of the comments relate to the Company’s Form 10-K for the year ended February 28, 2013.  As of the date of this quarterly report, the Secured Notes Registration Statement has not yet been declared effective and the comments relating to the Secured Notes Registration Statement and Form 10-K remain unresolved.  The Company is currently preparing initial responses to the Staff’s comments.

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc (incorporated by reference from the Company’s current report on Form 8-K file no. 333-176538) filed on June 7, 2013.

10.1

Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K file no. 333-176538) filed on March 22, 2013.

10.2

Amendment No. 3 to Credit Agreement, dated as of May 29, 2013, by and among New Enterprise Stone & Lime Co., Inc., as Borrower, and Manufacturers and Traders Trust Company, as the Agent, the Issuing Bank, the Swing Lender, and a Lender (incorporated by reference from the Company’s current report on Form 8-K file No. 333-176538) filed on May 31, 2013.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*                           Filed herewith.

**                    Furnished herewith.

***             Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: July 15, 2013	By:	/s/ Albert L. Stone
Albert L. Stone
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc (incorporated by reference from the Company’s current report on Form 8-K file no. 333-176538) filed on June 7, 2013.

10.1

Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K file no. 333-176538) filed on March 22, 2013.

10.2

Amendment No. 3 to Credit Agreement, dated as of May 29, 2013, by and among New Enterprise Stone & Lime Co., Inc., as Borrower, and Manufacturers and Traders Trust Company, as the Agent, the Issuing Bank, the Swing Lender, and a Lender (incorporated by reference from the Company’s current report on Form 8-K file No. 333-176538) filed on May 31, 2013.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*                           Filed herewith.

**                    Furnished herewith.

***             Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files.