Form 10-K/A
period 2013-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2013-09-03
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of August 30, 2013, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated July 10, 2013 (the “Comment Letter”), New Enterprise Stone & Lime Co., Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended February 28, 2013, originally filed with the SEC on May 29, 2013 and amended on June 11, 2013 (the “Original Form 10-K”), to conform the Original Form 10-K to certain changes made to the Company’s Registration Statement on Form S-4 (Registration No. 333-189282), in connection with the Comment Letter.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-K/A sets forth the Original Form 10-K in its entirety.  It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed below and as expressly set forth herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. The following are the items that have changed and, if applicable, the specific portion of the items that have changed:

Cautionary Statement Regarding Forward-Looking Statements — We have added a bullet point to present the risk of default of the Company’s existing and future indebtedness as a factor that could cause actual results to differ materially from those expressed or implied by the forward-looking statements included in the Form 10-K/A.

Item 1-  Business — We have amended the “Overview” to clarify the sources of non-residential construction projects and to correct the number of construction supply centers. In addition, we have updated the “Substantial Reserve Life” section.  The description of our management team has been updated to reflect, in part, the departure of James W. Van Buren, as previously announced in our Current Report on Form 8-K filed with the SEC on July 19, 2013.  The description of the sources of our traffic safety services and equipment products has been clarified.

Item 2- Properties — We have made conforming changes for certain disclosures described in the Business section.  In addition, we have amended the tabular description of our properties to include information relating to Proven and Probable Recoverable Reserves, Expected Life and FY 2013 Annual Production for each property.

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — We have corrected the number of years since the Company has issued a dividend to its equity holders.

Item 6 - Selected Financial Data — We have corrected the introductory paragraph to reflect the fact that the consolidated statement of operations data for the fiscal year ended February 28, 2011 is not included in the Form 10-K.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — We have clarified that all of our revenue from state agencies relate to non-residential construction projects.  We have clarified our discussion of our method for calculating depletion of reserves.  We have added additional  disclosure to clarify our discussion of our results of operations, revenue, cost of revenue, pension and profit sharing data, selling, administrative and general expenses data, and operating (loss) income data.  We have clarified the discussion of our outstanding indebtedness throughout the Liquidity and Capital Resources discussion.  In addition, we have clarified the discussion of revenue from contracts,  goodwill, and impairment of definite-lived long-lived assets in our Critical Accounting Policies and Significant Judgments and Estimates discussion.

Item 8 — Financial Statements and Supplementary Data — We have clarified our discussion of our method for calculating depletion of reserves and the discussion of revenue from contracts, goodwill, and impairment of definite-lived long-lived assets in Footnote 1 - Nature of Operations and Summary of Significant Accounting Policies.  We have updated the discussion of our special committee and our asset-based loan facility in Footnote 2 — Risks and Uncertainties, Footnote 9 — Long-Term Debt.

Item 9A — Controls and Procedures — We have added additional disclosure to indicate when each material weakness was identified, by whom it was identified and when the material weakness first began.  In addition, we have updated the status of our remediation activities and revised the disclosure to clearly explain what remediation steps have yet to be taken and the approximate timeline for those remediation plans for each category of material weakness.

Item 10 — Directors, Executive Officers and Corporate Governance — We have added additional disclosure to discuss the specific experiences, qualifications, attributes or skills that led to our conclusion that each person should serve as a director.  In addition, we have updated the discussion of our special committee.  The description of our management team has been updated to reflect, in part, the departure of James W. Van Buren and Steven B. Detwiler’s positions as Senior Vice President-Construction Materials and President, Buffalo Crushed Stone Division.

Item 11 — Executive Compensation — We have expanded the discussion of “Our Compensation Philosophy and Objectives” to clarify how the annual salary and bonus amounts of our named executive officers were determined.  We have included Steven B. Detwiler as a named executive officer and included Mr. Steven Detwiler’s compensation for fiscal years 2011, 2012 and 2013 in the “Summary Compensation Table.”  We have added additional disclosure regarding the Company’s Agreement and General Release with James W. Van Buren in connection with his departure.

Item 13 — Certain Relationships and Related Transactions, and Director Independence — We have added additional disclosure to describe the standards applied by our Audit Committee for the review, approval and ratification of related party transactions and the process by which the Audit Committee reviews such transactions for potential conflicts of interest.

Section 302 Certifications — We have revised the certifications included as Exhibits 31.1 and 31.2 to include Paragraph 4(b), which were inadvertently omitted from the certifications filed with the Original Form 10-K.

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

•            the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness thereunder;

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

•            general business and economic conditions, particularly an economic downturn; and

•            the other factors discussed in the section of this Annual Report on Form 10-K/A titled “Item 1A—Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K/A may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale. A significant portion of our revenues, approximately 35%, are generated primarily through sales to PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority and other agencies in the Commonwealth of Pennsylvania. All of our revenue from these agencies relate to non-residential construction projects.

Through four generations of family management, we have grown both organically and by acquisitions and now operate 52 quarries and sand deposits, 30 hot mix asphalt plants, 19 fixed and portable ready mixed concrete plants, four concrete products production plants, three lime distribution centers and six construction supply centers. Our traffic safety services and equipment business operates five manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record.

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

Substantial Reserve Life

We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves,

with an average estimated useful life of 115 years at current production levels. These reserves are located across our market area, creating a balanced distribution of reserves to serve customers across our markets. With our long operating experience and local knowledge, we believe we are highly qualified to efficiently identify and develop new quarry opportunities or quarries that become available for acquisition.

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

Experienced and Dedicated Management Team

Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul Detwiler, Jr., and our Vice Chairman, Donald Detwiler, have spent their entire careers working at NESL (54 and 47 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul Detwiler, III and Steven Detwiler hold senior management positions and serve on our Board of Directors and Executive Committee. Our Chief Executive Officer and President, Paul Detwiler, III, joined us in 1981. Steven Detwiler joined us in 1990 and currently serves as Senior Vice President-Construction Materials and President of our Buffalo Crushed Stone Division. Albert Stone became our Chief Financial Officer on March 22, 2013. Mr. Stone has been in the aggregates and heavy/highway construction business since 1986.  G. Dennis Wiseman joined us in 1984 and currently serves as our Chief Accounting Officer and Assistant Secretary. The senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers with an average of approximately 34 years of experience. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our segments and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in 20 years.

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

Aggregate Reserves

Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 115 years at current production levels.  See “Item 2 — Properties.”

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

Aggregate Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2012 in the United States. This fragmentation is a result of the cost of transporting aggregates, which limits producers to a market area within 100 miles of their production facilities.

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

Our manufacturing and assembly facilities located in Harrisburg, PA, Lake City, FL, St. Charles, IL, New Castle, DE and Garland, TX produce traffic cones, barricades, temporary and permanent signs, message boards, monitors, lighting, CHIPS and solar assisted devices. We use a variety of materials suppliers in various geographic areas and we are not dependent on any one or small group of suppliers.

We purchase products from third party manufacturers such as plastic drums, channelizers, sign posts and stands, attenuators, reflective materials and other resale items and resell them to a network of independent distributors. A third party manufactures the barrels and channelizers and the reflective striping is applied at our facilities. The channelizers are produced by a third party vendor on a verbal contract or on a purchase order basis. The attenuators are manufactured by third parties in Salt Lake City, Utah, Somerset, Pennsylvania and Texas. We are not dependent on any one supplier for our purchased products with competitive options for sources of products. 3M Company and Morgan Valley Mftg Inc. accounted for 14% and 5% of our fiscal year 2013 external purchases respectively. No other single supplier accounted for more than 5% of total external purchases for our products.

For more discussion on the Company’s manufacturing facilities see the section of this Annual Report on Form 10-K/A titled “Item 2-Properties”

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

As of February 28, 2013, we had 37 branch offices and sub-offices in the eastern United States. Each location varies slightly in the services they provide so as to best compete in the local market. Generally all regions sell products and install traffic patterns or rent equipment to contractors so they can set their own traffic patterns. Branch offices are overseen by three regional managers who report to our Harrisburg, Pennsylvania office.

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

Employment

At February 28, 2013, we had approximately 3,114 employees of which approximately 18% are full time salary employees and approximately 82% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

At February 28, 2013, approximately 31% of our total hourly employees were union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 28, 2013:

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

Our lender has the right to add or modify certain terms of our revolving credit facility that would negatively impact our financial position, cash flows and results of operations

We have an asset-based secured revolving credit facility, which we refer to as our ABL Facility, with Manufacturers and Traders Trust Company, which we refer to as M&T.  The ABL Facility provides for maximum borrowings on a revolving basis of up to $145.0 million.  As a result of amendments to the terms of the ABL Facility, the maximum availability is subject to restriction if our Fixed Charge Coverage Ratio is less than 1.0 to 1.0, which it was as of February 28, 2013. In addition, our borrowing availability would be further restricted after November 30, 2014 if our Fixed Charge Coverage Ratio is less than 1.0 to 1.0. In such case, the limited availability could impact our ability to borrow for working capital purposes which could, in turn, negatively impact our financial position, cash flows and results of operations. In addition, since M&T was unable to reduce its final participation in the ABL Facility to no more than $75.0 million by December 15, 2012, M&T may add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable.  As of the date of this Annual Report on Form 10-K/A, the terms of the ABL Facility have not been modified as a result of M&T’s inability to syndicate the ABL Facility.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of our ABL Facility or obtain additional financing.  We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all.   If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt.  The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

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

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain the adequacy of our internal controls, our financial statements may not accurately reflect our financial condition. We have identified certain material weaknesses in our internal control over financial reporting in current and prior years, including those described in Item 9A of this Annual Report on Form 10-K/A and the following:

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

We also operate 52 quarries and sand deposits, 30 hot mix asphalt plants, 19 fixed and portable ready mixed concrete plants, four concrete products production plants, three lime distribution centers and six construction supply centers. For our safety services and equipment business, we conduct operations through five manufacturing facilities and 37 branch offices.

Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 115 years at current production levels.

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

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 28, 2013:

The following chart sets forth specifics of our production and distribution facilities:

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (million tons)	Expected Life (years)	FY 2013 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution/ CSC (1)	Precast/ Prestressed Concrete
Alfred Station, NY	Owned	Sand and gravel	6	25	0.3

Aschom, PA	Owned	Limestone	90	135	0.4	X	X

Ashford, NY	Owned	—	—			X

Bakersville, PA	Owned	Limestone	29	32	0.8	X

Bath, PA	Owned	—	—			X

Bedford, PA	Owned	—	—						X

Bethlehem, PA	Owned	—	—			X

Burkholder, PA	Owned	Limestone	80	94	0.8	X

Central City, PA	Owned	Sandstone	20	113	0.2

Chambersburg, PA	Owned	Limestone	47	39	.0.7	X	X

Clayton, DE	Owned	—	—						X

Clifford, PA	Owned	Sandstone	10	21	0.4	X

Como Park, NY	Owned	Limestone	19	80	0.4	X

Cowlesville, NY(2)	See footnote.	—	—				X

Delmar, DE	Owned	—	—						X

Denver, PA	Owned	Limestone	34	48	0.6	X	X		X

Derry, PA	Owned	Limestone	—	—	—

Dry Run, PA	Leased/Owned(3)	Limestone	12	89	0.1		X

Ebensburg, PA (Batch)	Owned	—	—				X

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (million tons)	Expected Life (years)	FY 2013 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution/ CSC (1)	Precast/ Prestressed Concrete
Ebensburg, PA	Leased(4)	Processing Facility	—						X

Egypt, PA	Leased (5)	Limestone	17	62	0.2

Elizabethville, PA	Owned	Sandstone	26	137	0.1	X

Fairfield, PA	Owned	Limestone	103	641	0.1

Franklinville, NY	Owned	Sand and gravel	39	70	0.5

Gettysburg, PA	Owned	Traprock	64	87	0.4	X

Greencastle, PA	Owned	—					X

Honey Brook, PA	Owned	Sand	33	109	0.3

Jayne Bend, PA	Leased(6)	Sand and gravel	1	7	0.1

Kutztown, PA	Owned/Leased(7)	Dolomite	24	33	0.4	X

Lackawanna, NY	Owned	Port	—				X

Ledge, NY	Owned	Limestone	4	15	—

Lewisburg, PA	Owned	Limestone and High Calcium	24	33	0.7	X

Limeville, PA	Owned	Limestone	26	81	0.3

Little Gap, PA	Owned	Sandstone	—	—	—

Liverpool, PA	Leased(8)	Sandstone	—	—	—

Martins Creek, PA	Owned	Limestone and Dolomite	88	438	0.1

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (million tons)	Expected Life (years)	FY 2013 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution/ CSC (1)	Precast/ Prestressed Concrete
McConnellstown, PA	Owned	Limestone	2	—	—

Mount Cydonia I, PA	Owned	Sandstone	24	49	0.2

Mount Cydonia II, PA	Owned	Sand and gravel	—	—	0.2

Mount Cydonia III, PA	Owned	Sandstone	7	42	0.1

Naginey, PA	Owned/Leased(9)	Limestone and High Calcium	25	79	0.2	X

Narvon, PA	Owned	Clay and Limestone	2	282	—

Nazareth, PA	Owned	Limestone and Dolomite	5	9	0.4

New Holland, PA	Owned	—	—				X	X	X

New Paris, PA	Owned	Limestone	22	—	—

Nottingham, PA	Owned	—	—				X

Ogletown, PA	Owned/Leased(10)	Limestone	27	1700	—

Olean, NY	Owned	—	—			X

Oley, PA	Owned	Limestone, Dolomite	64	208	0.2	X

Orbisonia, PA	Owned	Limestone	38	308	0.1

Ormrod, PA	Owned/Leased(11)	Limestone, Dolomite	39	59	0.7	X

Riverton, PA	Leased(12)	Sand and gravel	—	—	—

Roaring Spring, PA	Owned	Dolomite, Limestone	39	26	1.3	X	X		X	X

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (million tons)	Expected Life (years)	FY 2013 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution/ CSC (1)	Precast/ Prestressed Concrete
Schoeneck, PA	Owned	Limestone, Dolomite, High Calcium	66	68	0.2

Shamokin, PA	Owned/Leased(13)	Sandstone	8	45	0.1	X

Sheshequin, PA	Owned/Leased(14)	Sand and gravel	2	4	0.2

Shippensburg, PA	Owned	Limestone	164	252	0.3	X	X

Somerset, PA	Owned	—	—				X

Sproul, PA	Leased(15)	Limestone	—	—	—

Strodes Mill, PA	Owned	Sandstone	—	—	—

Tioga, PA	Leased(16)	Sandstone	5	95	—

Towanda, PA	Owned	—	—	—	—	X	X	X	X

Tyrone Forge, PA	Owned	Limestone	92	89	0.9	X	X

Union Furnace, PA	Owned	Limestone	271	961	0.3

Viola, DE	Owned	—	—						X

Weaverland, PA	Owned	Limestone	68	76	0.6

Wehrle Drive, NY	Owned	Limestone	163	126	1.2	X	X

Wescosville, PA	Owned	—	—			X		X	X

Whitehall, PA	Owned	Limestone, Dolomite	5	—	—

Williamson, PA	Owned	Limestone	43	708	—

Winfield, PA	Owned	Limestone	—	—	—

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

With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in twenty years. The indentures governing our notes and our ABL Facility contain covenants that limit our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The consolidated balance sheet data of NESL as of February 28, 2013 and as of February 29, 2012 and the related consolidated statements of comprehensive loss data of NESL for each of the fiscal years ended February 28, 2013 and February 29, 2012 are derived from our audited consolidated financial statements and the notes thereto included in “Item 8—Financial Statements and Supplementary Data.” The consolidated balance sheet data of NESL as of February 28, 2011, February 28, 2010 and February 28, 2009 and the related consolidated statements of operations data of NESL for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 has been derived from the audited consolidated financial statements of NESL not included herein.

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

Our revenue is derived from sales to customers that serve multiple end-use markets.  Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  A significant portion of our revenues, approximately 35%, are generated primarily through sales to PennDOT, the Pennsylvania Turnpike Commission, the New York State Thruway Authority and other agencies in the Commonwealth of Pennsylvania. All of our revenue from these agencies relate to non-residential construction projects.

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

The average depreciable lives by fixed asset category is as follows:

Land improvements	20 years
Buildings, improvements and capitalized software	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years

Depletion of limestone deposits is calculated over proven and probable reserves by the units of production method on a quarry-by-quarry basis. Amortization expense is the periodic expense related to our other intangible assets, which were primarily acquired as part of the Stabler acquisition and the amortization of software cost related to our ERP.

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

Executive Summary

The following is a financial summary for the fiscal years ending February 28, 2013, February 29, 2012, and February 28, 2011:

•           Net revenue decreased year over year from fiscal year 2011 through fiscal year 2013 by 6.8%;

•           Cost of revenue also decreased year over year from fiscal year 2011 though fiscal year 2013, but only by 3.7%. Cost of revenue as a percent of revenue has increased from 79.8% in fiscal year 2011 to 82.3% in fiscal year 2013;

•           SA&G costs also increased year over year from $61.5 million in fiscal year 2011 to $77.2 million in fiscal year 2013; and

•           Cash provided from operations remains positive each fiscal year 2011, 2012 and 2013.

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

The Company’s segment revenue presentation for fiscal years 2012 and 2011 has been revised to conform to certain revisions, which resulted in decreases to heavy/highway construction revenue and eliminations of $29.8 million and $30.8 million for fiscal years 2012 and 2011, respectively.  These revisions were made to align with the current management approach related to this segment.

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

The market for construction materials is soft with strong competition. One key factor for the reduced sales volumes is the decreased activity of the Marcellus Gas project in fiscal year 2013 when compared to fiscal year 2012. The chart below summarizes the impact of increased competition and soft market conditions on our sales volumes:

	Change in volume
	February 28, 2013	February 29, 2012	February 28, 2011
Aggregates	-6.9%	3.3%	4.7%
Hot mix Asphalt	-3.8%	-7.3%	-3.4%
Ready mix concrete	-2.1%	-2.8%	7.6%

Revenue for our heavy/highway construction business decreased $20.0 million, or 7.5%, to $248.2 million for fiscal year 2013 compared to $268.2 million for fiscal year 2012.  We continue to experience strong competition in the public and commercial markets.  The majority of our sales are government related projects. As a result, we are directly impacted as government funding is reduced for transportation spending. The majority of the revenue decrease is related to reduced project activity, including from the Marcellus Gas project, Kokosing/I-81 and PennDOT.  Further, we believe that the lack of a federal multi-year surface transportation bill over the past several construction seasons has caused the number of larger, heavy, multidiscipline, multiyear highway and bridge construction projects to decrease in favor of smaller, shorter jobs such as road resurfacing and bridge replacement and rehabilitation.

Revenue for our traffic safety services and equipment sales businesses increased $1.6 million, or 1.9%, to $84.5 million for fiscal year 2013 compared to $82.9 million for fiscal year 2012. The increase was the result of an increase in highway safety equipment revenue, which was offset by a decrease in rental activity. The increase in revenue for fiscal year 2013 compared to fiscal year 2012 can be attributed primarily to continued benefits of previously introduced product offerings.  Included in traffic safety service and equipment revenue for fiscal year 2012 is a refund of excess taxes of approximately $1.1 million. Overall rental service activity decreased for fiscal year 2013 compared to fiscal year 2012 primarily as the result of decline in transportation and infrastructure spending in our rental service regions.

Cost of Revenue

Cost of revenue decreased $18.0 million, or 3.1%, to $557.5 million for fiscal year 2013 compared to $575.5 million for fiscal year 2012. Cost of revenue as a percentage of revenue increased to 82.3% for fiscal year 2013 from 81.5% in fiscal year 2012.  The decrease in dollar cost of revenue for fiscal year 2013 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was due to reduced profitability in all three of our businesses.

	For Year Ended
	February 28,	February 29,
(In thousands)	2013	2012

Gross Cost of Revenue
Construction materials	$409,332	$426,831
Heavy/highway construction	240,237	260,749
Traffic safety services and equipment	71,249	67,761
Other non-core business operations	12,536	10,730
Segment totals	733,354	766,071
Eliminations	(175,851)	(190,585)
Total cost of revenue	$557,503	$575,486

	For Year Ended
	February 28,	February 29,
	2013	2012
Segment Gross Cost of Revenue as Percent of Gross Revenue
Construction materials	81.1%	80.6%
Heavy/highway construction	96.8%	97.2%
Traffic safety services and equipment	84.4%	81.7%
Other non-core business operations	82.1%	68.8%

Gross cost of revenue for our construction materials business as a percentage of its gross revenue was up 0.5% to 81.1% for the fiscal year ended February 28, 2013 compared to 80.6% for the fiscal year ended February 29, 2012. With the lower sales volume, management reduced production as to not build inventory. The lower production levels did not, however, cover fixed costs and increased mainly in transportation, causing the cost of revenue as a percentage of gross revenue to increase. Some quarries increased production, but lower margins contributed to such increase.

Gross cost of revenue for our heavy/highway construction business as a percentage of its gross revenue was down 0.4% to 96.8% for the fiscal year ended February 28, 2013 compared to 97.2% for the fiscal year ended February 29, 2012. The margins improved due to reduced spending incremental to normal reductions based on the decrease of activity.

Gross cost of revenue for our traffic services and equipment business as a percentage of its gross revenue was up 2.6% to 84.4% for the fiscal year ended February 28, 2013 compared to 81.7% for the fiscal year ended February 29, 2012. The primary driver was increased costs; mainly transportation, repairs, insurance, tools and rental, partially offset by decreased bonus payments.

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

Pension and Profit Sharing

Pension and profit sharing expense increased $0.7 million, or 9.2%, to $8.3 million during fiscal year 2013 compared to $7.6 million in fiscal year 2012. The increase is attributable primarily to higher discretionary contributions to the 401k plans in part of the business, increased contributions to multi-employer pension plans, partially offset by pension reductions related to applicable regulations and fewer contractors working on government jobs.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $12.6 million, or 19.5%, to $77.1 million for fiscal year 2013 compared to $64.5 million for fiscal year 2012. The increase was primarily attributable to costs associated with the remediation of our ERP system of approximately $4.3 million and higher legal and accounting fees of $7.1 million.  The increase in legal and accounting fees was directly related to resources needed to comply with our financial reporting responsibilities while continuing to support the efforts of the ERP remediation.

Operating (Loss) Income

Operating income for our construction materials business decreased $8.6 million, or 23.8%, to $27.6 million for fiscal year 2013 compared to $36.2 million for fiscal year 2012. Operating profit as a percentage of revenue for our construction materials business was 5.5% for fiscal year 2013 compared to 6.8% for fiscal year 2012. Operating income related to the sale of aggregates decreased $4.9 million, or 25.8%, to $14.1 million for fiscal year 2013 compared to $19.0 million for fiscal year 2012. The decrease was attributable primarily to decreased sales volumes without a commensurate reduction in operating costs. Additionally, variations in internal and external sales mix can cause changes in profitability period over period. Operating income related to our ready mixed concrete products for fiscal year 2013 decreased $1.0 million to operating income of $1.3 million compared to $2.3 million for fiscal year 2012. The decline in operating performance in fiscal year 2013 compared to fiscal year 2012 for our ready mixed concrete products is primarily attributable to volume reductions and higher costs related to transportation and repairs, which was partially offset by improved prices. The overall decrease in operating profit was offset by a $1.8 million increase in hot mix asphalt operating profit. Hot mix asphalt profit increased 11.9% to $16.9 million for fiscal year 2013 as compared to $15.1 million for fiscal year 2012. The improvement in hot mix asphalt profit is attributed to higher selling prices, while maintaining consistent operating costs, primarily those for liquid asphalt.  Contributing to the decrease in operating income was a $2.7 million impairment charge on our indefinite lived intangible asset.

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

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue

Revenue for our construction materials business increased $17.7 million, or 3.5%, to $529.8 million for fiscal year 2012 compared to $512.1 million for fiscal year 2011. The increase in revenue in our construction materials business was primarily attributable to the increase in sales of aggregates, hot mix asphalt, and precast/prestressed structural concrete in the amount of $10.4 million, $5.5 million and $3.3 million, respectively. Sales volumes of aggregates increased 3.3% to 18.0 million tons shipped and consumed while the average price per ton shipped and consumed increased 1.8% to $11.27 for fiscal year 2012. The increase in volumes of aggregates shipped and consumed was attributable to a 6.9% increase in external sales volumes, due to activity related to the Marcellus Gas project which was offset by a 3.8% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 7.3% to 3.7 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 10.9% to $54.03.  Sales volumes of precast/prestressed structural concrete products increased 18.1% to 0.07 million tons shipped and consumed, offset by a decrease in the average price per ton shipped and consumed of 5.0% to $460.14 for fiscal year 2012. The increase in volume is due to activity on some larger projects, including some schools.

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

Cost of Revenue

Cost of revenue decreased $3.1 million, or 0.5%, to $575.5 million for fiscal year 2012 compared to $578.6 million for fiscal year 2011. Cost of revenue as a percentage of revenue increased to 81.5% for fiscal year 2012 from 79.8% in fiscal year 2011.  The decrease in dollar cost of revenue for fiscal year 2012 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was attributable primarily to our heavy/highway construction business.  The heavy/highway construction business experienced an overall decrease in the amount of work available during the current fiscal year. Our multiyear jobs from 2009 and 2010 wrapped-up and were filled with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. Additionally, the heavy/highway business experienced a loss contract for one job due to unanticipated site conditions for approximately $1.0 million.

	For Year Ended
	Feb 29,	Feb 28,
(In thousands)	2012	2011

Gross Cost of Revenue
Construction materials	$426,831	$410,130
Heavy/highway construction	260,749	287,214
Traffic safety services and equipment	67,761	59,395
Other non-core business operations	10,730	8,812
Segment totals	766,071	765,551
Eliminations	(190,585)	(186,940)
Total cost of revenue	$575,486	$578,611

	For Year Ended
	Feb 29,	Feb 28,
	2012	2011

Segment Gross Cost of Revenue as Percent of Gross Revenue
Construction materials	80.6%	80.1%
Heavy/highway construction	97.2%	93.6%
Traffic safety services and equipment	81.7%	76.0%
Other non-core business operations	68.8%	57.9%

Gross cost of revenue for our construction materials business as a percentage of its gross revenue was up 0.5% to 80.6% for the fiscal year ended February 29, 2012 compared to 80.1% for the fiscal year ended February 28, 2011. The primary driver was increased material costs.

Gross cost of revenue for our heavy/highway construction business as a percentage of its gross revenue was up 3.6% to 97.2% for fiscal year ended February 29, 2012 compared to 93.6% for the fiscal year ended February 28, 2011. The margins deteriorated due to increased spending in transportation, equipment rental and tools, which was slightly offset by reduced subcontractor fees.

Gross cost of revenue for our traffic services and equipment business as a percentage of its gross revenue was up 5.7% to 81.7% for the fiscal year ended February 29, 2012 compared to 76.0% for the fiscal year ended February 28, 2011. Costs increased in many areas, including pallets, transportation, equipment rental, supplies and labor, which was partially offset by slight reduction in bonus.

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

Availability of ABL Facility and Covenant

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties. As of February 28, 2013, the Company was in compliance with these affirmative and negative covenants.

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

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of February 28, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility. See the discussion below concerning the potential modifications by M&T.

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

In connection with the third amendment, we also agreed with M&T that our board of directors would create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that has engaged an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan. Under the terms of the third amendment, the Plan must be reasonably acceptable in scope, timing and process to M&T.  On July 18, 2013, the Plan was unanimously approved by the members of the special committee and by our entire board of directors, which authorized the special committee to oversee the implementation of the Plan by management.  On July 19, 2013 the plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  The Company is currently engaged in discussions with M&T to resolve differences over the Plan and is confident that those differences will be resolved.

Potential Modification by M&T

In connection with the first amendment to the ABL Facility described above, in order to facilitate the syndication of the ABL Facility amongst additional lenders, the Company and M&T agreed that if M&T were unable to reduce its final loan commitments under the ABL Facility to no more than $75.0 million prior to December 15, 2012, M&T would be entitled to add to or modify the terms of the ABL Facility on a unilateral basis, including but not limited to adjusting the advance rates, adding or modifying certain covenants and increasing the interest and fees payable in order to facilitate its syndication efforts.  In connection with such modifications, there is no limit or ceiling to the interest rate M&T could charge.  Notwithstanding these rights, M&T would not be able to do the following without the Company’s consent:

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

               As of February 28, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T. However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

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

As of February 28, 2013, we had borrowed $24.3 million under the ABL Facility As of such date, the borrowing base was $109.7 million; provided, however, there was $84.7 million available to borrow because we were required to maintain at least $25 million of excess availability so that we do not trigger the fixed charge coverage ratio based covenant discussed above, We recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and waive the $25.0 million minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014.

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

Asset-Based Loan Facility

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

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively.  As such, the aggregate principal amount of old notes initially issued in the private placement transaction on March 15, 2012 increased by an additional $24,387,000 in additional notes issued as PIK interest in respect of the Secured Notes on the September 15, 2012 and March 15, 2013 interest payment dates.

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

In accordance with the indenture for the Secured Notes, the Company was required to file a registration statement with the Securities and Exchange Commission and consummate a registered offer to exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013.  We have not completed the exchange offer.  Due to the failure to consummate the exchange offer within the required time period, the interest rate on the Secured Notes has increased and will continue to increase by 0.25% per annum for the first 90-day period following the default and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum until such exchange offer is completed or the Secured Notes are redeemed.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $5.8 million and $4.4 million of new obligations under various financing arrangements related to equipment, assets and other in fiscal years 2013 and 2012, respectively.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.4 million as of February 28, 2013.  The Company is subject to annual principal maturities each year which is funded on a monthly basis depending upon the terms of the original agreement. The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, ‘‘Nature of Operations and Summary of Significant Accounting Policies’’ as reported in our notes to our financial statements for fiscal year 2013 included elsewhere in this Annual Report on Form 10-K/A.

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs.  Revenue from contract change orders is recognized when the owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date. As of February 28, 2013 and February 29, 2012, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

Our reporting units were determined based on our organization structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. The Company has three operating segments, which is the basis for determining its reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations.

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

The trademarks are considered to have an indefinite life and are not amortized but rather tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable based on a review of legal, regulatory, contractual, competitive, economic and other factors that limit the useful life of the asset. As a result of the Company’s review performed in combination with the annual impairment review completed as of February 28, 2013, the Company determined that factors had arisen which caused the Company to conclude that an indefinite useful life was no longer supportable.  Beginning in fiscal year 2014, our trademarks are being amortized on a straight-line basis between 30 and 50 years.  As a result, the Company recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its Construction Materials reporting unit. The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $3.4 million and the remaining balance for our Construction Materials reporting unit’s trademark is $8.2 million as of February 28, 2013.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows.  Our regions are i) Central Pennsylvania, ii) Chambersburg, Shippensburg, Gettysburg, Pennsylvania, iii) Lancaster, Pennsylvania, iv) Northeastern Pennsylvania and v) Western New York.  The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business, include two asset groups distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.  Except for the trademark impairments discussed in “Other Intangible Assets” above, no other impairment charges were recorded.

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

Depletion of limestone deposits is calculated over proven and probable reserves by the units of production method on a quarry-by-quarry basis.

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

Our reporting units were determined based on our organization structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. The Company has three operating segments, which is the basis for determining its reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations.

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

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs.  Revenue from contract change orders is recognized when the owner has agreed to the change order with the customer and the related costs are incurred.  We do not recognize revenue on basis of contract claims.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified.  Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes.  Administrative and general expenses are charged to expense as incurred.  Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date.  Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 28, 2013 and February 29, 2012, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows.  Our regions are i) Central Pennsylvania, ii) Chambersburg, Shippensburg, Gettysburg, Pennsylvania, iii) Lancaster, Pennsylvania, iv) Northeastern Pennsylvania and v) Western New York.  The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.  Except for the trademark impairments discussed in “Other Intangible Assets” above, no other impairment charges were recorded.

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

In connection with the third amendment, we also agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan. Upon the approval of the Plan by a majority of the members of the special committee, the Plan will be submitted to the entire board of directors for approval.  The vote of more than seven directors will be required to reject the Plan. The Plan must also be reasonably acceptable in scope, timing and process to M&T. Once the Plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the Plan by our management.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 million of unamortized deferred debt issuance costs to interest expense.

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

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties. As of February 28, 2013, the Company was in compliance with these affirmative and negative covenants.

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

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of February 28, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility. See the discussion below concerning the potential modifications by M&T.

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

In connection with the third amendment, we also agreed with M&T that our board of directors will create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that will engage an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan. Upon the approval of the Plan by a majority of the members of the special committee, the Plan will be submitted to the entire board of directors for approval.  The vote of more than seven directors will be required to reject the Plan. The Plan must also be reasonably acceptable in scope, timing and process to M&T. Once the Plan is approved by the board of directors, the special committee will be authorized to oversee the implementation of the Plan by our management.

Potential Modification by M&T

In connection with the first amendment to the ABL Facility described above, in order to facilitate the syndication of the ABL Facility amongst additional lenders, the Company and M&T agreed that if M&T were unable to reduce its final loan commitments under the ABL Facility to no more than $75.0 million prior to December 15, 2012, M&T would be entitled to add to or modify the terms of the ABL Facility on a unilateral basis, including but not limited to adjusting the advance rates, adding or modifying certain covenants and increasing the interest and fees payable in order to facilitate its syndication efforts.  In connection with such modifications, there is no limit or ceiling to the interest rate M&T could charge. Notwithstanding these rights, M&T would not be able to do the following without the Company’s consent:

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

As of February 28, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T. However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 million of unamortized deferred debt issuance costs to interest expense.

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

As of February 28, 2013, we had borrowed $24.3 million under the ABL Facility As of such date, the borrowing base was $109.7 million; provided, however, there was $84.7 million available to borrow because we were required to maintain at least $25 million of excess availability so that we do not trigger the fixed charge coverage ratio based covenant discussed above. We recently amended our ABL Facility to, among other things, reduce the overall commitment to $145.0 million and waive the $25.0 million minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014.

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

The Company agreed to pay $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company will also expense $0.7 million of unamortized deferred debt issuance costs to interest expense.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.         CONTROLS AND PROCEDURES

The information provided in this Item 9A — Controls and Procedures is as of the date of the filing of this amendment to Form 10-K.

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities.  Additionally, we reorganized existing resources to better match the accounting needs of the organization.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit resource and have appointed a new Chief Financial Officer.

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

As noted in our remediation plan below, we are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions by fiscal year-end 2014.

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

As noted in our remediation plan below, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions which is expected to be completed by fiscal year-end 2014.

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

As noted in our remediation plan below we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit resource and have appointed a new Chief Financial Officer.  We will have a formal internal audit function in place by the fourth quarter of fiscal year 2014, which will report to the Audit Committee.

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

As noted in our remediation plan below, we have performed an informal risk assessment and will formalize this risk assessment as our remediation efforts progress.

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

As noted in our remediation plan below, in the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff.

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

As noted in our remediation plan below, we have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company.  We have begun to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have designated a full time IT resource to act in an IT governance role.

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

We have established an automated procedure around journal entry input where the ERP has been implemented which requires a second review and approval of journal entries.  Full remediation will take place once the ERP has been implemented at other locations in fiscal year 2015.

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

We have implemented manual processes and checklists to ensure the proper tracking and elimination of intercompany activity. Further, upon the implementation of the ERP at all locations, an automated process will be implemented to eliminate and track intercompany activity.

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

We have established a manual process to track and eliminate intercompany activity as described above.  Additionally, we implemented a training program and analytical tools as of the first quarter of fiscal year 2014.

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

This material weakness related to recorded revenue existed at our Traffic Safety locations.  At the Traffic Safety locations during the first quarter of fiscal year 2014 we began implementation of a new billing system and updated and documented our revenue procedures.

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

We have developed integrity reports for the locations utilizing the new ERP to ensure subledger activity is properly posed to the general ledger.  We also implemented during the first quarter of fiscal year 2014 a new process to review the valuation of accounts receivable which requires approval by the CFO.

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

We established a manual review process during the fourth quarter of fiscal year 2013 to review capital expenditures and formalized the capital expenditure policy which was approved by the Board of Directors during the first quarter of fiscal year 2014.

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

Management has not implemented any new material capitalized software projects since fiscal year 2013. Additionally, we have implemented a capital expenditure policy approved by the Board of Directors during the first quarter of fiscal year 2014.

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

We have implemented physical inventory observation procedures at certain locations in lieu of a failed perpetual system.  We have created system reports to provide inventory information at our Traffic Safety locations to identify and assess lower of cost or market and obsolete inventory issues.

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

While not fully implemented, we have established a manual process to review asset retirement obligations related activity.  We expect to formally document the controls to ensure more robust review procedures are implemented by fiscal year-end 2014.

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

As mentioned above, we have implemented monthly physical inventory observations at certain locations of the Company.  Additionally, we have contracted for third party physical inventory observations to be performed at our quarry locations twice a year.

•                       We did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities. Specifically, we did not timely reconcile accounts payable and accrued liabilities or properly accrue for invoices payable in the period. For example, invoices for certain receipts of goods and services were improperly recorded in the period after they were received while other invoices were incorrectly recorded twice during the ERP implementation. This material weakness which was identified by management and the Company’s independent auditors during the year-end fiscal 2012 reporting process, resulted in additional procedures performed by management and adjustments identified by management and our independent auditors for fiscal year 2013 and 2012.

In addition to the implementation of integrity reports for locations operating on the new ERP, we have also established training, reports, and procedures around the accounts payable and Accrual process as of the first quarter of fiscal year 2014.

•                       We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal 2011 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal year 2013, 2012, 2011 year-end financial closing and reporting processes.

We have contracted third party advisors to provide training and support related to our tax provision preparation.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and as of Q1 2014 we have begun restructuring personnel and duties to address the deficiencies.

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

Plans for Remediation of Material Weaknesses

At the direction and with the full support of executive management, we continue our efforts to improve our internal control over financial reporting. In the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. In addition, over the past year, we have made progress in improving our internal control processes and procedures, including documenting our business processes. We have drafted a formal plan to remediate each of the identified material weaknesses which we anticipate will commence in the fiscal quarter ending August 31, 2013 and we expect to have remediation efforts finalized in fiscal year 2015. The remediation plan has been approved by our Board of Directors as of the date of this filing. As of the date of this filing, we have also established a steering committee that will provide oversight and direction, with accountability to the Board of Directors, for the remediation of the material weaknesses. Specific initiatives to date have been focused on the following:

•                                          We have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit resource and have appointed a new Chief Financial Officer,

•                                          We have hired a third party advisor, who is assisting management with its remediation efforts,

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

•                                          We have performed an informal risk assessment and will formalize this risk assessment as our remediation efforts progress.

The formal testing and evaluation of these controls are expected to be completed by the issuance of the fiscal year 2014 financial statements.

The following remediation efforts are expected to be completed by fiscal year-end 2014:

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

The formal testing and evaluation of these controls are expected to be completed early in fiscal year 2015.

The following remediation efforts are expected to be completed by fiscal year end 2015:

•                                          Although every employee signs a code of ethics when hired, we are instituting an annual code of ethics review process to reinforce, both internally and externally, our commitment to a strong effective control environment, with high ethical standards and financial reporting integrity.

•                                          We are implementing procedures and controls to ensure the segregation of duties within the organization, and to ensure that any issues with information technology general controls are identified, formalized and remediated throughout the organization.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management concluded that, as of February 28, 2013, our internal control over financial reporting was ineffective due to the material weaknesses set forth above.

Changes in Internal Control Over Financial Reporting

In the last fiscal quarter of fiscal year 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.  However, subsequently, the Company made certain changes to its internal controls over financial reporting described above under “Plans for Remediation of Material Weaknesses” to address the reported material weaknesses.

Item 9B.                           OTHER INFORMATION.

None.

PART III

Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of August 30, 2013 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	78	Director, Chairman of the Board and Executive Committee Member
Donald L. Detwiler	69	Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	54	President, Chief Executive Officer, Secretary, Director, and Executive Committee Member
James W. Van Buren	47	Director and Executive Committee Member
Albert L. Stone	53	Senior Vice President and Chief Financial Officer
Steven B. Detwiler	50	Senior Vice President-Construction Materials, President, Buffalo Crushed Stone Division, Director and Executive Committee Member
Donald Devorris	77	Director
William A. Gettig	86	Director
F. James McCarl	66	Director
Larry R. Webber	66	Director

Paul I. Detwiler, Jr. has served as the Company’s Chairman since the recapitalization in 1990. Prior to the recapitalization, Mr. Detwiler was the President. Mr. Detwiler has served as one of our directors since 1972. Mr. Detwiler graduated from Gettysburg College with a degree in business. Mr. Detwiler is the father of Paul I. Detwiler, III, Steven B. Detwiler and Jeffrey D. Detwiler and the cousin of Donald L. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 40 years with the Company, and his experience as a former senior executive officer of the Company contributed to our conclusion that he should serve as a director of the Company.

Donald L. Detwiler served as our Chief Executive Officer from 1992 to 2013 and served as President from 1990 until 2011.  Mr. Detwiler has served as one of our directors since 1972. Mr. Detwiler graduated from Juniata College with a B.S. in Finance & Geology. Mr. Detwiler is the father-in-law of James W. Van Buren and the cousin of Paul I. Detwiler, Jr. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 40 years with the Company, and his experience as a former senior executive officer of the Company contributed to our conclusion that he should serve as a director of the Company.

Paul I. Detwiler, III has served as our President since 2011, as our Secretary since 1994 and as our Chief Executive Officer since 2013.  From 1994 to 2013, Mr. Detwiler served as our Chief Financial Officer. Mr. Detwiler has served as a director since 1992. From 1992 until 2011, Mr. Detwiler served as Executive Vice President. Prior to this, he served as manager of the Company’s Information Services Division, where he developed the Company’s programming and automation systems departments.  Mr. Detwiler graduated from Lehigh University in 1981 with a B.S. in Information Science. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Steven B. Detwiler and Jeffrey D. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 20 years with the Company, his experience as our Chief Executive Officer and President, and his prior experience as our Executive Vice President, contributed to our conclusion that he should serve as a director of the Company.

James W. Van Buren served as our Executive Vice President from 2011 to 2013, as our Chief Operating Officer from 2000 to 2013, as a director since 1996 and as President of Work Area Protection Corp. from 2011 to 2013. From 1996 until 2011, he was our Vice President-Development. Prior to this, he was our production coordinator in the Contract Division. Prior to joining the Company, he was a real estate analyst and appraiser for four years with Thomas J. Maher in Philadelphia. Mr. Van Buren graduated from Juniata College in 1986 with a B.S. in Environmental Biology and received a Master of Business Administration from St. Francis College in 1996. Mr. Van Buren is the son-in-law of Donald L. Detwiler. Mr. Van Buren’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 15 years with the Company, and his experience as our former Executive Vice President and Chief Operating Officer, contributed to our conclusion that he should serve as a director of the Company.

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

Steven B. Detwiler has served as our Senior Vice President-Construction Materials since 2011. Prior to that, he served as our Vice President-Aggregates since 2000. Mr. Detwiler has served as the President of Buffalo Crushed Stone Division since 2000. Prior to this, Mr. Detwiler was Vice President of Valley Quarries, Inc.  From 1990 to 1993, he was the manager of the Equipment & Supply Division of the Company. Mr. Detwiler has served as one of our directors since 1998. Before joining the Company in 1990, Mr. Detwiler spent six years in the United States Army where he was honorably discharged at the rank of Captain. Mr. Detwiler graduated with a B.S. from the United States Military Academy in West Point, New York. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Jeffrey D. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 20 years with the Company, and his experience as an officer of several of our divisions, contributed to our conclusion that he should serve as a director of the Company.

Donald Devorris has served as a director of NESL since 1990. Mr. Devorris is currently President of Blair Electric, where has worked since 1959. Mr. Devorris has a B.S. degree in electrical engineering from Penn State University. Mr. Devorris’ senior management experience, including as President of Blair Electric, and his prior service as president and director of several non-public companies contributed to our conclusion that he should serve as a director of the Company.

William A. Gettig has served as a director of NESL since 1990. Mr. Gettig is currently Chief Executive Officer of Gettig Technologies, Inc., where he has worked since 1952. Mr. Gettig is the sole shareholder of Gettig Technologies, Inc., which owns GPI Aviation, Inc., Stelrema Corporation and Beacon Tool, Inc. Each of these entities and Mr. Gettig and his wife personally declared bankruptcy under the United States Bankruptcy Code in 2005. The bankruptcy plans were confirmed in 2007. Mr. Gettig has a B.S. degree in mechanical engineering from Trine University (formerly known as Tri-State University). Mr. Gettig’s senior management experience, including as Chief Executive Officer of Gettig Technologies, Inc., along with his extensive service on the boards of several banking institutions and universities, contributed to our conclusion that he should serve as a director of the Company.

F. James McCarl has served as a director of NESL since 2008. Mr. McCarl is currently Chief Executive Officer of the McCarl Group, where he has worked since 2003. Prior to holding this position, Mr. McCarl was president of McCarl’s Inc., where he worked from 1968 through 2002. Mr. McCarl has a B.A. degree in economics from the University of Pittsburgh and a Small Company Management Program certificate from Harvard Business School. Mr. McCarl’s senior management and business consulting experience, including as Chief Executive Officer of the McCarl Group, his experience in the construction industry as the chief financial officer and chief operating officer of a construction company, and his extensive service on the boards of several non-public companies contributed to our conclusion that he should serve as a director of the Company.

Larry R. Webber has served as a director of NESL since December 2008. Mr. Webber is currently managing director of the Institute for Strategic Management, where he has worked since 2009. Prior to that he was President of L.R. Webber Associates, Inc., where he worked from 1976 through 2006. Mr. Webber has a B.A. in economics from Westminster College and an M.A. in industrial relations from St. Francis University. Mr. Webber’s strategic management and business consulting experience, including as a managing director of Institute for Strategic Management and as executive officer of L.R. Webber Associates, Inc., along with over 36 years of experience as a business advisor contributed to our conclusion that he should serve as a director of the Company.

In addition to the information presented above regarding each director’s specific experiences, qualifications attributes and skills, we believe that all of our directors have a reputation for integrity and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and our board.

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

Special Committee

In connection with the third amendment, we also agreed with M&T that our board of directors would create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that has engaged an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan. Under the terms of the third amendment, the Plan must be reasonably acceptable in scope, timing and process to M&T.   On July 18, 2013, the Plan was unanimously approved by the members of the special committee and by our entire board of directors, which authorized the special committee to oversee the implementation of the Plan by management.  On July 19, 2013 the plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  The Company is currently engaged in discussions with M&T to resolve differences over the Plan and is confident that those differences will be resolved.

Code of Ethics

As a privately held company we are not obligated to adopt a formal code of ethics, however we are in the process of upgrading our corporate governance and we plan to adopt a formal code of ethics in the near future.

Item 11.                             EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our Chief Executive Officer and Chief Financial Officer at the end of fiscal year 2013 and the three other most highly compensated executive officers in fiscal year 2013 (which we refer to collectively as our named executive officers) are as follows:

•                  Paul I. Detwiler, Jr. - Director, Chairman of the Board and Executive Committee member;

•                  Donald L. Detwiler - Chief Executive Officer (at end of fiscal year 2013), Director, Vice Chairman of the Board and Executive Committee member;

•                  Paul I. Detwiler, III — Chief Executive Officer (commencing March 2013), President, Chief Financial Officer (at end of fiscal year 2013) and Secretary, Director and Executive Committee member;

•                  James W. Van Buren - Executive Vice President (at end of fiscal year 2013), Chief Operating Officer (at end of fiscal year 2013), Director, Executive Committee member. In July 2013, Mr.Van Buren resigned as Executive Vice President and Chief Operating Officer of the company and as President of Work Area Protection Corp; and

•                  Steven B. Detwiler –– Senior Vice President-Construction Materials, Director, Executive Committee Member and President of Buffalo Crushed Stone Division.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We are a privately-held company founded and wholly-owned by one family, the Detwiler family, and our senior management team, including all of our named executive officers, includes many third and fourth generation members of the Detwiler family. As a result, our executive compensation philosophy is streamlined. The compensation of our named executive officers, including our Chairman and Vice Chairman of the Board, for fiscal year 2013 was determined, reviewed and approved by our Chairman of the Board and Vice Chairman of the Board with significant input and direction from our Chief Executive Officer and our former Chief Operating Officer.

Our executive compensation has four components to it:

•                  base salary;

•                  bonuses;

•                  retirement benefits; and

•                  perquisites and other personal benefits.

Our goal is to ensure that our compensation practices are market, facilitate appropriate retention and reward superior performance. The components to our executive compensation are determined with the goal of motivating executives and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform for our company. However, as a result of the fact that our named executive officers are all members of the family which owns the Company, the compensation of our named executive officers is significantly influenced by the private negotiations between such individuals concerning their compensation, which is based upon the requests of such individuals, the performance of the Company and the ability of the Company to pay the determined compensation.

Elements of Compensation

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the company and the scope of their responsibilities.  As of the end of fiscal year 2013, the base salaries of our Chairman of the Board and our Vice Chairman of the Board generally move in tandem.  Similarly, as of the end of fiscal year 2013, the base salaries of our Chief Executive Officer and our Chief Operating Officer generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

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

Bonuses.  Our named executive officers are awarded cash bonuses based upon performance and the other discretionary elements described below.  Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company.  Bonuses for fiscal year 2013 were determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):

•                  market changes in compensation;

•                  the requests of the individual named executive officers; and

•                  our financial condition and results of operations.

Final bonus decisions for fiscal year 2013 were by private negotiation amongst our named executive officers, which are made by our Chairman of the Board and our Vice Chairman of the Board in consultation with our Chief Executive Officer and our former Chief Operating Officer. Bonuses are generally awarded annually at the end of the performance period. However, bonuses are also paid from time to time during the year to our named executive officers on a discretionary basis to reward specific accomplishments in connection with our operations or to cover certain expenses described under “Perquisites and Other Personal Benefits” below. A portion of the bonus awarded for fiscal year 2013 to each of Paul I. Detwiler, Jr. and Donald L. Detwiler was to reimburse such individual for their tax obligation resulting from their indirect interest in South Woodbury L.P. See “Certain Relationships and Related Party Transactions.” In addition, a portion of the bonus awarded for fiscal year 2013 to each of Paul I. Detwiler, III, Steven B. Detwiler and James W. Van Buren was based on the amount of premiums for life insurance policies owned by trusts created by Mr. Paul Detwiler, Mr. Steven Detwiler and Mr. Van Buren.

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
F. James McCarl
Larry R. Webber, Chair

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during fiscal years 2011, 2012 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total ($)
Paul I. Detwiler, Jr. Director, Chairman of the Board and Executive Committee Member	2013 2012 2011	432,436 426,484 425,000	513,788 620,247 1,087,618	0 0 0	19,973 12,250 11,126	55,093 26,720 69,214	(2) (2) (2)	1,021,290 1,085,701 1,592,958

Donald L. Detwiler Director, Vice Chairman, Chief Executive Officer (at end of fiscal year 2013), and Executive Committee Member	2013 2012 2011	434,545 426,914 425,000	377,522 488,617 935,796	0 0 0	15,234 12,250 11,126	57,430 29,232 43,932	(3) (3) (3)	884,731 957,013 1,415,854

Paul I. Detwiler, III President, Chief Executive Officer (commencing March 2013) Chief Financial Officer (at end of fiscal year 2013) and Corporate Secretary, Director and Executive Committee Member	2013 2012 2011	335,780 334,113 325,000	69,666 251,923 631,025	0 0 0	15,075 12,250 11,126	20,374 11,766 16,752	(4) (4) (4)	440,895 610,052 983,903

James W. Van Buren Executive-Vice President (at end of fiscal year 2013), Chief Operating Officer (at end of fiscal year 2013), Director and Executive Committee Member	2013 2012 2011	338,305 336,477 325,000	56,196 239,842 609,579	0 0 0	15,376 12,250 11,126	23,358 17,739 14,204	(5) (5) (5)	433,235 606,308 959,909

Steven B. Detwiler Senior Vice President-Construction Materials, Director and Executive Committee Member	2013 2012 2011	321,798 319,196 305,000	31,286 206,358 509,263	0 0 0	13,902 12,250 11,126	18,894 20,390 20,184	(6) (6) (6)	385,880 558,194 845,573

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

(6)                                         Includes company paid life insurance premiums ($1,365, $1,365 and $1,545 in 2013, 2012 and 2011, respectively), country club membership dues ($10,359, $8,749 and $10,936 in 2013, 2012   and 2011, respectively), use of company aircraft ($4,277, $3,987 and $3,734 in 2013, 2012 and 2011, respectively), use of company automobile ($1,813, $1,813 and $1,813 in 2013, 2012    and 2011, respectively) and company paid supplemental disability insurance premiums   ($1,080, $4,476 and $2,156 in 2013, 2012 and 2011, respectively).

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

In connection with Mr. Van Buren’s resignation as Executive Vice President and Chief Operating Officer of the Company on July 17, 2013, we entered into an Agreement and General Release with Mr. Van Buren which provides for a severance payment of $565,195.00 payable to Mr. Van Buren in one lump sum and COBRA payments for Mr. Van Buren through July 31, 2014 and for Mr. Van Buren’s spouse through January 31, 2015 in consideration for a release of all claims against the Company from Mr. Van Buren.

Item 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As set forth in the Audit Committee Charter, the Audit Committee is responsible for reviewing, approving or ratifying all related party transactions for potential conflicts of interest and overseeing all related party transactions on an ongoing basis as described in Item 404 of Regulation S-K under the Exchange Act. The Company has not adopted a standalone written related-party transaction policy. When a potential related-party transaction is identified, management presents it to the Audit Committee, which consists entirely of independent directors, to determine whether to approve or ratify it. The Audit Committee reviews the material facts of the related-party transaction and either approves or disapproves of the entry into the transaction. If advance approval of a related-party transaction is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified by the Audit Committee. No director may participate in the approval of a transaction for which he or she is a related party (other than with respect to executive compensation).

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

10.27

Amendment No. 3 to Credit Agreement, dated as of May 29, 2013, by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on May 30, 2013).

10.28

Agreement and General Release, dated July 17, 2013, by and between the Company and James W. Van Buren (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on July 19, 2013).

21.2*	Subsidiaries of the Company.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*                                         Previously filed.

**                                  Filed herewith.

***                           Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: August 30, 2013	By:
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

10.27

Amendment No. 3 to Credit Agreement, dated as of May 29, 2013, by and among the Company and Manufacturers and Traders Trust Company and the Lenders defined therein (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on May 30, 2013).

10.28

Agreement and General Release, dated July 17, 2013, by and between the Company and James W. Van Buren (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on July 19, 2013).

21.2*	Subsidiaries of the Company.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*                                         Previously filed.

**                                  Filed herewith.

***                           Furnished herewith.