Form 10-Q/A
period 2013-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-09-03
CIK 1527032

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

Explanatory Note

The sole purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of New Enterprise Stone & Lime Co., Inc. (the “Company”) for the quarterly period ended May 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013, is to (1) amend Footnote 4 of the Company’s unaudited condensed consolidated financial statements and Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations to clarify that, in connection with Manufacturers and Traders Trust Company (“M&T”) syndication efforts, there is no limit or ceiling to the interest rate M&T could charge under our asset-based loan facility and (2) amend Item 4 - Controls and Procedures for the purpose of adding specific disclosures and descriptions of the Company’s efforts to remediate its material weaknesses.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2013 filed with the Securities and Exchange Commission (“SEC”) on August 30, 2013. The results for interim periods are not necessarily indicative of the results for a full fiscal year.

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

ITEM 4 - CONTROLS AND PROCEDURES

The information provided in this Item 4 - Controls and Procedures is as of the date of the filing of this amendment to Form 10-Q.

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013.  Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2013, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

The formal testing and evaluation of these controls are expected to be completed by fiscal year-end 2014.

The following remediation efforts are expected to be completed by fiscal year-end 2014:

•                  We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

•                  We are performing a review of existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training,

•                  We are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates. We anticipate this will increase the accuracy and efficiency of our monthly close process,

•                  We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

•                  We are performing a review of existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training,

•                  We are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates. We anticipate this will increase the accuracy and efficiency of our monthly close process,

•                  We are implementing policies and procedures to ensure revenue is properly valued and recognized.

The formal testing and evaluation of these controls are expected to be completed by early in fiscal year 2015.

The following remediation efforts are expected to be completed by fiscal year-end 2015:

•                  Although every employee signs a code of ethics when hired, we are instituting an annual code of ethics review process to reinforce, both internally and externally, our commitment to a strong, effective control environment, with high ethical standards and financial reporting integrity.

•                  We are implementing procedures and controls to ensure the segregation of duties within the organization and to ensure that any issues with information technology general controls are identified, formalized and remediated throughout the organization.

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

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95***	Mine Safety Disclosures

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

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

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95***	Mine Safety Disclosures

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*                           Filed herewith.

**                    Furnished herewith.

***             Previously furnished.