Form 10-Q/A
period 2012-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-09-20
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of September 20, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

Explanatory Note

The sole purpose of this Amendment No.2 to the Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) of New Enterprise Stone & Lime Co., Inc. for the quarterly period ended May 31, 2012, filed with the Securities and Exchange Commission on December 26, 2012 and amended on September 3, 2013 (the “Amendment No. 1”), is to furnish corrected certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2, which include the proper signature dates thereto. In addition, this Form 10-Q/A includes Exhibits 32.1 and 32.2 as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

No other changes have been made to the Original Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Amendment No. 1, and does not modify or update in any way disclosures made in the Amendment No. 1.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: September 20, 2013	By:	/s/ Albert L. Stone
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

4