Form 10-K/A
period 2013-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2013-09-20
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

As of September 20, 2013, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The sole purpose of this Amendment No. 3 to the Annual Report on Form 10-K/A (the “Form 10-K/A”) of New Enterprise Stone & Lime Co., Inc. (the “Company,” “we,” “us,” or “our”) for the year ended February 28, 2013, originally filed with the SEC on May 29, 2013 and amended on June 11, 2013 (collectively, the “Original Form 10-K”) and September 3, 2013 (the “September 3, 2013 Amended and Restated Form 10-K”), is to revise the “Overview” section of “Item 1 — Business” and the “General” section of “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” to clarify the percentage of revenue that the Company derives from governmental and private sector end-use markets based upon fiscal 2013 revenue.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the September 3, 2013 Amended and Restated Form 10-K, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the September 3, 2013 Amended and Restated Form 10-K.  In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2.

This Form 10-K/A sets forth the September 3, 2013 Amended and Restated Form 10-K in its entirety.  It includes both items that have been changed as a result of the amended disclosure discussed above, items that were changed in connection with the September 3, 2013 Amended and Restated Form 10-K, and items that are unchanged from the September 3, 2013 Amended and Restated Form 10-K.  Other than the revision of the disclosures as discussed above and as expressly set forth herein and the amended disclosures set forth in the September 3, 2013 Amended and Restated Form 10-K, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and the September 3, 2013 Amended and Restated Form 10-K and has not been updated to reflect other events occurring subsequent to those filing dates.

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

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in fiscal year 2013 approximately 55% to 60% of our revenue was derived from public sector end-use markets and 40% to 45% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

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

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in fiscal year 2013 approximately 55% to 60% of our revenue was derived from public sector end-use markets and 40% to 45% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

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

21.2*	Subsidiaries of the Company.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL****	Instance document

101.SCH XBRL****	Taxonomy Extension Schema

101.CAL XBRL****	Taxonomy Extension Calculation Linkbase

101.DEF XBRL****	Taxonomy Extension Definition Linkbase

101.LAB XBRL****	Taxonomy Extension Label Linkbase

101.PRE XBRL****	Taxonomy Extension Presentation Linkbase

*                                         Previously filed.

**                                  Filed herewith.

***                           Furnished herewith.

****                    Previously furnished.

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

21.2*	Subsidiaries of the Company.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL****	Instance document

101.SCH XBRL****	Taxonomy Extension Schema

101.CAL XBRL****	Taxonomy Extension Calculation Linkbase

101.DEF XBRL****	Taxonomy Extension Definition Linkbase

101.LAB XBRL****	Taxonomy Extension Label Linkbase

101.PRE XBRL****	Taxonomy Extension Presentation Linkbase

*                                         Previously filed.

**                                  Filed herewith.

***                           Furnished herewith.

****                    Previously furnished.