Form 10-Q
period 2013-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2013-10-15
CIK 1527032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

As of October 15, 2013, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	August 31,
(In thousands, except share and per share data)	2013 (unaudited)	February 28, 2013

Assets
Current assets
Cash and cash equivalents	$4,400	$9,534
Restricted cash	15,188	10,123
Accounts receivable, less reserves of $4,338 and $3,515 respectively	153,240	52,271
Inventories	128,660	125,144
Deferred income taxes	13,880	12,386
Other current assets	8,817	8,337
Total current assets	324,185	217,795
Property, plant and equipment, net	361,990	371,868
Goodwill	89,073	89,073
Other intangible assets	20,542	21,000
Other assets	29,962	34,452
Total assets	$825,752	$734,188
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$9,794	$11,342
Accounts payable — trade	62,442	20,608
Accrued liabilities	67,090	54,007
Total current liabilities	139,326	85,957
Long-term debt, less current maturities	627,125	566,645
Deferred income taxes	50,510	52,443
Other liabilities	37,443	36,733
Total liabilities	854,404	741,778
Commitments and contingencies (Note 7)
Deficit
Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(155,916)	(134,297)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,323)	(2,422)
Total New Enterprise Stone & Lime Co., Inc. deficit	(31,003)	(9,483)
Noncontrolling interest in consolidated subsidiaries	2,351	1,893
Total deficit	(28,652)	(7,590)
Total liabilities and deficit	$825,752	$734,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012
Revenue
Construction materials	$122,167	$130,431	$202,120	$216,777
Heavy/highway construction	96,467	106,095	144,360	157,126
Traffic safety services and equipment	23,731	21,425	43,629	40,488
Other revenues	—	2,591	—	4,132
Total revenue	242,365	260,542	390,109	418,523

Cost of revenue (exclusive of items shown separately below)
Construction materials	75,979	77,022	140,055	142,719
Heavy/highway construction	87,492	97,359	134,896	149,285
Traffic safety services and equipment	17,567	18,382	33,805	33,280
Other expenses	—	2,551	—	3,461
Total cost of revenue	181,038	195,314	308,756	328,745

Depreciation, depletion and amortization	13,131	13,280	25,249	25,123
Equipment and intangible asset impairment	452	300	452	300
Pension and profit sharing	2,574	2,593	4,452	4,434
Selling, administrative and general expenses	17,974	17,420	37,387	35,102
(Gain) loss on disposals of property, equipment and software	(301)	7	(149)	(28)
Operating income	27,497	31,628	13,962	24,847
Interest expense, net	(18,919)	(17,535)	(38,096)	(40,355)
Income (loss) before income taxes	8,578	14,093	(24,134)	(15,508)
Income tax expense (benefit)	51	5,571	(3,424)	(5,916)
Net income (loss)	8,527	8,522	(20,710)	(9,592)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	30	14	99	91
Comprehensive income (loss)	8,557	8,536	(20,611)	(9,501)
Less: Comprehensive income attributable to noncontrolling interest	(170)	(334)	(909)	(639)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,387	$8,202	$(21,520)	$(10,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	August 31,
(In thousands)	2013	2012

Reconciliation of net loss to net cash from operating activities
Net income (loss)	$(20,710)	$(9,592)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	25,249	25,123
Equipment and intangible asset impairment	452	300
Gain on disposals of property, equipment and software	(149)	(28)
Non-cash payment-in-kind interest accretion	11,649	10,931
Amortization and write-off of debt issuance costs	2,450	8,231
Deferred income taxes	(3,492)	(5,900)
Bad debt expense	1,485	1,023
Changes in assets and liabilities:
Accounts receivable	(102,454)	(94,617)
Inventories	(3,516)	(6,261)
Other assets	(1,015)	(1,394)
Accounts payable	41,834	22,065
Other liabilities	14,020	6,815
Net cash used in operating activities	(34,197)	(43,304)
Cash flows from investing activities
Capital expenditures	(14,267)	(25,409)
Proceeds from sale of property and equipment	364	153
Change in cash value of life insurance	2,951	(3,006)
Change in restricted cash	(4,916)	(178)
Net cash used in investing activities	(15,868)	(28,440)
Cash flows from financing activities
Proceeds from revolving credit	116,351	187,725
Repayment of revolving credit	(68,012)	(221,361)
Proceeds from issuance of long-term debt	563	268,688
Repayment of long-term debt	(1,445)	(153,291)
Payments on capital leases	(2,075)	(2,564)
Debt issuance costs	—	(14,062)
Distribution to noncontrolling interest	(451)	(438)
Net cash provided by financing activities	44,931	64,697
Net decrease in cash and cash equivalents	(5,134)	(7,047)
Cash and cash equivalents
Beginning of period	9,534	15,032
End of period	$4,400	$7,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the Securities and Exchange Commission (“SEC”). The results for interim periods are not necessarily indicative of the results for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interest

The Company allocates net income (loss) and comprehensive income (loss) to both New Enterprise Stone and Lime Co., Inc. and its noncontrolling interest holders. For the periods presented, the net income (loss) and comprehensive income (loss) attributable to noncontrolling interest are the same amounts.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with current presentation.

Out of Period Adjustments

For the three months ended August 31, 2013, the Company recorded out of period pre-tax income of approximately $1.2 million primarily related to two adjustments.  The first out of period adjustment recorded was a $1.0 million loss for Construction in Progress that should have been written off in prior periods.   The second out of period adjustment was a $2.3 million gain for inventory that was inadvertently not recorded in prior periods.  As a result of these out of period adjustments, the Company’s operating income increased by $1.2 million and net income increased by $1.1 million for the three months ended August 31, 2013.

For the six months ended August 31, 2013, the Company recorded an out of period pre-tax loss of approximately $0.1 million which includes the year-to-date impact of the two adjustments noted above in the amount of $0.7 million pre-tax income offset by other errors corrected in the quarter ended May 31, 2013 that relate to prior periods.

Management does not believe these out of period errors are material to the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended August 31, 2013 or to any prior periods.

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

We use a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify net aggregate bank overdraft positions as other obligations within the current maturities of long-term debt, based on the short-term nature of these positions. As of August 31, 2013, the balance was $1.2 million.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

	August 31,	February 28,
(In thousands)	2013	2013

Costs and estimated earnings in excess of billings	$24,281	$4,265
Trade	129,406	48,392
Retainages	3,891	3,129
	157,578	55,786
Allowance for doubtful accounts	(4,338)	(3,515)
Accounts receivable, net	$153,240	$52,271

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

The Company’s total inventory consists of the following:

	August 31,	February 28,
(In thousands)	2013	2013

Crushed stone, agricultural lime, and sand	$81,110	$76,927
Safety equipment	14,917	16,057
Parts, tires, and supplies	11,920	11,331
Raw materials	10,370	9,247
Concrete blocks	3,507	4,210
Building materials	3,971	3,921
Other	2,865	3,451
	$128,660	$125,144

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	August 31,	February 28,
(In thousands)	2013	2013

Limestone and sand acreage	$144,721	$144,076
Land, buildings and building improvements	100,512	100,074
Crushing, prestressing, and manufacturing plants	330,899	326,066
Contracting equipment, vehicles and other	306,664	300,450
Construction in progress	3,375	5,680
Property, plant and equipment	886,171	876,346
Less: Accumulated depreciation and depletion	(524,181)	(504,478)
Property, plant and equipment, net	$361,990	$371,868

Depreciation expense was $11.9 million and $12.1 million for three months ended August 31, 2013 and August 31, 2012, respectively.  Depreciation expense was $23.0 million and $22.9 million for the six months ended August 31, 2013 and 2012, respectively.

The Company recorded asset impairment of $0.5 million related to equipment in the traffic safety services and equipment segment for the three months ended August 31, 2013.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the six months ended August 31, 2013.  Management continues to monitor the impact of market and economic events to determine if it is more likely than not that the carrying value of these reporting units has been impaired.  The timing of a sustained recovery in the construction industry will have a significant effect on the fair value of the Company’s reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units as a result of changes in future earnings, interest rates, market trends and/or cash flows could result in the recognition of goodwill impairment.

In the fourth quarter of fiscal year 2013, we completed our annual goodwill impairment testing.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years.  Beginning in fiscal year 2014, our trademarks, which were previously considered indefinite lived, are being amortized over 30 and 50 years.

Amortization of intangible assets for the three months ended August 31, 2013 and August 31, 2012 was $0.3 million and $0.1 million, respectively.

Amortization of intangible assets for the six months ended August 31, 2013 and August 31, 2012 was $0.5 million and $0.3 million, respectively.

Other Assets

The Company’s long term other assets consist of the following:

	August 31,	February 28,
(In thousands)	2013	2013

Deferred financing fees (less current portion of $3,522 and $3,658, respectively)	$12,073	$14,523
Capitalized software (net of accumulated amortization of $1,684 and $1,080, respectively)	8,607	9,211
Cash surrender value of life insurance (net of loans of $3,204 and $0, respectively)	1,387	4,338
Deferred stripping costs	3,876	3,868
Other	4,019	2,512
Total other assets	$29,962	$34,452

New Accounting Standards

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  This ASU was effective commencing with the three months ending May 31, 2013.   The Company recognizes actuarial gains and losses in Accumulated Other Comprehensive Income as they occur. Accordingly, our adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required.  However, if it is concluded otherwise, the quantitative test is not necessary.  This ASU was effective commencing with the three months ending May 31, 2013.  We adopted this standard on March 1, 2013, which did not have a material impact on the Company’s consolidated financial statements.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Recently Issued Accounting Standards

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company’s fiscal year beginning March 1, 2014. The Company is currently evaluating this guidance, but does not anticipate its adoption will have a material impact on the Company’s consolidated financial statements.

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

The Company believes it has sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under its ABL Facility, to fund the business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under previous credit facilities and ABL Facility, which resulted in the need to obtain several amendments, and should the Company fail in the future to meet certain covenants as applicable, it cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of the indebtedness under the ABL Facility and a cross default under its other indebtedness, including the Company’s $250.0 million 11% senior notes due 2018 (the “Notes”) and the Company’s $265.0 million ($289.4 million outstanding as of August 31, 2013) 13% senior secured notes due 2018 (the “Secured Notes”). If the lenders were to accelerate the due dates of the indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding.  This could require the Company to restructure or alter its operations and capital structure. Refer to Note 4, “Long-Term Debt” for disclosure of recent changes to the ABL Facility.

The Company was required to register and exchange the Secured Notes by March 10, 2013 or be subject to penalty interest.  Since the exchange has not yet been completed, penalty interest is 25 basis points for the first 90 days and each 90 days thereafter until the aggregate penalty interest rate reaches 1%, and will remain at 1% until we complete the exchange of the Secured Notes.  See Note 10, “Subsequent Events” for more information.

3.              Accrued Liabilities

Accrued liabilities consisted of the following:

	August 31,	February 28,
(In thousands)	2013	2013

Insurance	$24,723	$19,715
Interest	21,384	18,962
Payroll and vacation	10,340	8,281
Other	2,028	3,671
Withholding taxes	2,357	1,640
Billings in excess of costs and estimated earnings on uncompleted contracts	5,582	1,529
Contract expenses	676	209
Total accrued liabilities	$67,090	$54,007

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

4.              Long-Term Debt

	August 31,	February 28,
(In thousands)	2013	2013

ABL Facility ($56.1 million available as of August 31, 2013)	$73,613	$24,314
Secured Notes due 2018	289,387	276,925
Notes due 2018	250,000	250,000
Land, equipment and other obligations	17,163	19,005
Obligations under capital leases	6,756	7,743
Total debt	636,919	577,987
Less: Current portion	(9,794)	(11,342)
Total long-term debt	$627,125	$566,645

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

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of August 31, 2013, the Company was in compliance with these affirmative and negative covenants.

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

If at any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of August 31, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, the Company’s available borrowings under the ABL

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Facility will be reduced by $25.0 million.

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

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.0 to 1.0, if its minimum excess availability reaches $25.0 million (See amendment below).

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

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio as described above.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and August 31, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of August 31, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T.

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

In connection with the third amendment, we also agreed with M&T that our board of directors would create a special committee consisting of our four non-employee directors, which we refer to as the special committee, that has engaged an advisor to develop a business plan that

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

focuses on cost reductions and operational efficiencies, which we refer to as the Plan. Under the terms of the third amendment, the Plan must be reasonably acceptable in scope, timing and process to M&T.   On July 18, 2013, the Plan was unanimously approved by the members of the special committee and by our entire board of directors, which authorized the special committee to oversee the implementation of the Plan by management.  On July 19, 2013 the Plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  The Company is currently engaged in discussions with M&T to resolve differences over the Plan and is confident that those differences will be resolved.  If we fail to meet our covenants in the ABL Facility and our lenders do not agree to a waiver or amendment, then there would be an event of default under our ABL Facility. In such event, if our lenders accelerated the payment of indebtedness under the ABL Facility, such event would result in a cross-default under the Notes and Secured Notes.

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

As of August 31, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  The Company paid $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company also recognized $0.7 million of unamortized deferred financing fees as interest expense during the six months ended August 31, 2013.

Interest Rate and Availability

As of August 31, 2013, the weighted average interest rate on the ABL Facility was 6.25%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.0% for the six months ending August 31, 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

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

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

expenses.  The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an “Interest Form Election”) to pay interest on the Secured Notes (i) entirely in cash (“Cash Interest”) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (“Cash Interest Portion”) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (“PIK Interest Portion” or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.  At August 31, 2013, PIK interest was $35.0 million ($24.4 million was recorded as an increase to the Secured Notes and $10.6 million was recorded as a long-term obligation in other liabilities).

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of and with respect to each 12-month period that begins on March 15, 2013, March 15, 2014 and March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an “Interest Rate Increase”) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a “12-Month Cash Election”). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be affected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the three consecutive annual periods beginning March 15, 2013.

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively.

At any time prior to March 15, 2015, the Company may redeem, at its option, up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. The Company may also redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a “make-whole” premium. On and after March 15, 2015, the Secured Notes will be redeemable, in whole or in part, at the redemption prices specified as follows:

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

We were required to file a registration statement with the Securities and Exchange Commission (“SEC”) and complete an exchange offer for the exchange of the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes (the “Secured Registration Statement”) by March 10, 2013 or be subject to penalty interest. The penalty interest will increase 25 basis points each quarter for four consecutive quarters until it reaches 1% and will remain at 1% until we complete the exchange offer for the Secured Notes.  On June 13, 2013, we filed the Secured Notes Registration Statement.  For the six months ended August 31, 2013 the Company incurred $0.5 million of penalty interest.  The penalty interest will cease to accrue upon the completion of the exchange offer.  See Note 10, “Subsequent Events” for more information.

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

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Year	Percentage

2014	105.50%
2015	102.75%
2016 and thereafter	100.00%

In addition, prior to September 1, 2013, the Company was permitted to redeem up to 35.0% of the aggregate principal Notes outstanding with the net cash proceeds from certain equity offerings at a redemption price equal to 111.0% of the principal amount thereof, together with accrued and unpaid interest. If the Company experiences a change of control, as outlined in the indenture, the Company may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum, and are principally secured by the land and equipment acquired.

We issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $5.0 million and $5.4 million as of August 31, 2013 and February 28, 2013, respectively.  The effective interest rate on these bonds ranged from 0.20% to 0.43% for six months ended August 31, 2013 and 0.23% to 0.46% for the six months ended August 31, 2012.  The Company is subject to annual principal maturities each year which, is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdraft liability of $1.2 million and $2.2 million, which is included within the current portion of long-term debt as of August 31, 2013 and February 28, 2013, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal years 2014 and 2013 were 0.6% and 39.5%, respectively, resulting in tax expense of $0.1 million and $5.6 million, respectively. The effective income tax rates for the first six months of fiscal years 2014 and 2013 were 14.2% and 38.1%, respectively, resulting in tax benefit of $3.4 million and $5.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company reversed valuation allowance related to a portion of its state net operating loss carryforward that it has determined is more likely than not to be realized as a result of a state income tax law change that occurred during the second quarter of fiscal year 2014.

The cash taxes paid were not material for the three and six months ended August 31, 2013 and August 31, 2012, respectively, primarily as a result of net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is shown as pension and profit sharing in our condensed consolidated statements of comprehensive income (loss).

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and six months ended August 31, 2013 and 2012, was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$85	$68	$171	$135
Interest cost	100	99	200	198
Expected return on plan assets	(145)	(146)	(288)	(293)
Amortization of prior service cost	17	15	33	30
Recognized net actuarial loss	66	62	132	124
Total pension expense	$123	$98	$248	$194

The Company made contributions to the defined benefit pension plans of $0.1 million during the six months ended August 31, 2013, and expects to make additional contributions of $0.2 million in the remainder of fiscal year 2014.

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive income (loss) or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement is $13.6 million and is recorded as part of restricted cash as of August 31, 2013.   Reserves for retained losses within this captive, which are recorded in accrued liabilities in our condensed consolidated balance sheets, were approximately $13.9 million and $10.8 million as of August 31, 2013 and February 28, 2013, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.

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

In prior fiscal periods the Company reported other revenues separately, which management now includes within the construction materials segment consistent with managements business assessment.  Additionally in the first quarter of fiscal 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include trade receivable billings and collections, payment processing, accounting, legal and other administrative costs.  Operating profit for the three months ended August 31, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $8.9 million, $0.6 million, and $1.1 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively. Operating profit for the six months ended August 31, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $12.4 million, $1.8 million, and $1.4 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively

The following is a summary of certain financial data for the Company’s operating segments:

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Revenue
Construction materials	$181,803	$194,144	$293,022	$316,426
Heavy/highway construction	95,944	108,963	144,360	162,946
Traffic safety services and equipment	27,735	22,816	51,824	44,925
Other revenues	—	3,428	—	7,150
Segment totals	305,482	329,351	489,206	531,447
Eliminations	(63,117)	(68,809)	(99,097)	(112,924)
Total net revenue	$242,365	$260,542	$390,109	$418,523

Operating income (loss)
Construction materials	$34,987	$29,458	$42,342	$35,288
Heavy/highway construction	6,065	5,422	3,542	1,939
Traffic safety services and equipment	2,029	(812)	1,354	(1,275)
Corporate and unallocated	(15,584)	(2,440)	(33,276)	(11,105)
Total operating income	$27,497	$31,628	$13,962	$24,847

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Depreciation, depletion and amortization
Construction materials	$8,966	$7,585	$17,055	$15,301
Heavy/highway construction	1,697	2,920	3,773	4,817
Traffic safety services and equipment	1,846	1,722	3,360	3,414
Corporate and unallocated	622	1,053	1,061	1,591
Total depreciation, depletion and amortization	$13,131	$13,280	$25,249	$25,123

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

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Condensed Consolidating Balance Sheet at August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$29	$19	$4,352	$—	$4,400
Restricted cash	1,488	105	13,595	—	15,188
Accounts receivable	135,846	17,934	14	(554)	153,240
Inventories	113,486	15,174	—	—	128,660
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	12,916	964	—	—	13,880
Other current assets	7,555	1,221	41	—	8,817
Total current assets	271,320	35,417	18,649	(1,201)	324,185
Property, plant and equipment, net	340,800	21,190	7,272	(7,272)	361,990
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,119	12,423	—	—	20,542
Investment in subsidiaries	79,821	—	—	(79,821)	—
Intercompany receivables	965	20,672	51	(21,688)	—
Other assets	28,778	1,184	—	—	29,962
	$813,031	$96,731	$25,972	$(109,982)	$825,752
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$9,544	$—	$897	$(647)	$9,794
Accounts payable - trade	56,442	6,403	151	(554)	62,442
Accrued liabilities	49,631	3,131	14,328	—	67,090
Total current liabilities	115,617	9,534	15,376	(1,201)	139,326
Intercompany payables	21,314	95	279	(21,688)	—
Long-term debt, less current maturities	620,961	—	6,164	—	627,125
Intercompany capital leases, less current installments	7,272	—	—	(7,272)	—
Deferred income taxes	42,097	8,413	—	—	50,510
Other liabilities	36,773	670	—	—	37,443
Total liabilities	844,034	18,712	21,819	(30,161)	854,404
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(31,003)	78,019	1,802	(79,821)	(31,003)
Noncontrolling interest	—	—	2,351	—	2,351
Total (deficit) equity	(31,003)	78,019	4,153	(79,821)	(28,652)
	$813,031	$96,731	$25,972	$(109,982)	$825,752

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Condensed Consolidating Balance Sheet at February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31	$19	$9,484	$—	$9,534
Restricted cash	1,174	105	8,844	—	10,123
Accounts receivable	39,128	13,129	14	—	52,271
Inventories	109,032	16,112	—	—	125,144
Net investment in lease	—	—	634	(634)	—
Deferred income taxes	11,425	961	—	—	12,386
Other current assets	6,992	1,317	28	—	8,337
Total current assets	167,782	31,643	19,004	(634)	217,795
Property, plant and equipment, net	350,656	21,212	7,589	(7,589)	371,868
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,093	12,907	—	—	21,000
Investment in subsidiaries	81,430	—	—	(81,430)	—
Intercompany receivables	279	19,984	—	(20,263)	—
Other assets	33,252	1,200	—	—	34,452
	$724,720	$92,791	$26,593	$(109,916)	$734,188
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,175	$—	$801	$(634)	$11,342
Accounts payable - trade	18,343	2,044	221	—	20,608
Accrued liabilities	37,640	5,135	11,232	—	54,007
Total current liabilities	67,158	7,179	12,254	(634)	85,957
Intercompany payables	19,984	—	279	(20,263)	—
Long-term debt, less current maturities	559,915	—	6,730	—	566,645
Intercompany capital leases, less current installments	7,589	—	—	(7,589)	—
Deferred income taxes	43,834	8,609	—	—	52,443
Other liabilities	35,723	1,010	—	—	36,733
Total liabilities	734,203	16,798	19,263	(28,486)	741,778
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(9,483)	75,993	5,437	(81,430)	(9,483)
Noncontrolling interest	—	—	1,893	—	1,893
Total (deficit) equity	(9,483)	75,993	7,330	(81,430)	(7,590)
	$724,720	$92,791	$26,593	$(109,916)	$734,188

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$215,098	$29,050	$2,890	$(4,673)	$242,365
Cost of revenue (exclusive of items shown separately below)	160,283	22,522	3,194	(4,961)	181,038
Depreciation, depletion and amortization	11,241	1,890	—	—	13,131
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	2,471	103	—	—	2,574
Selling, administrative and general expenses	15,657	1,833	140	344	17,974
(Gain) loss on disposals of property, equipment and software	(132)	(169)	—	—	(301)
Operating income (loss)	25,578	2,419	(444)	(56)	27,497
Interest expense, net	(18,923)	(38)	(14)	56	(18,919)
Income (loss) before income taxes	6,655	2,381	(458)	—	8,578
Income tax expense (benefit)	9	42	—	—	51
Equity in earnings of subsidiaries	1,711	—	—	(1,711)	—
Net income (loss)	8,357	2,339	(458)	(1,711)	8,527
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	30	—	—	—	30
Comprehensive income (loss)	8,387	2,339	(458)	(1,711)	8,557
Less: comprehensive income attributable to noncontrolling interest	—	—	(170)	—	(170)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,387	$2,339	$(628)	$(1,711)	$8,387

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$223,736	$27,079	$1,975	$7,752	$260,542
Cost of revenue (exclusive of items shown separately below)	164,700	22,385	714	7,515	195,314
Depreciation, depletion and amortization	11,460	1,820	—	—	13,280
Equipment and intangible asset impairment	—	300	—	—	300
Pension and profit sharing	2,488	105	—	—	2,593
Selling, administrative and general expenses	14,554	2,419	103	344	17,420
(Gain) loss on disposals of property, equipment and software	(87)	94	—	—	7
Operating income (loss)	30,621	(44)	1,158	(107)	31,628
Interest expense, net	(17,444)	(71)	(127)	107	(17,535)
Income (loss) before income taxes	13,177	(115)	1,031	—	14,093
Income tax expense (benefit)	6,357	(786)	—	—	5,571
Equity in earnings of subsidiaries	1,368	—	—	(1,368)	—
Net income (loss)	8,188	671	1,031	(1,368)	8,522
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	14	—	—	—	14
Comprehensive income (loss)	8,202	671	1,031	(1,368)	8,536
Less: comprehensive income attributable to noncontrolling interest	—	—	(334)	—	(334)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,202	$671	$697	$(1,368)	$8,202

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$340,836	$52,262	$5,306	$(8,295)	$390,109
Cost of revenue (exclusive of items shown separately below)	270,705	41,484	4,699	(8,132)	308,756
Depreciation, depletion and amortization	21,805	3,444	—	—	25,249
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	4,266	186	—	—	4,452
Selling, administrative and general expenses	32,336	4,837	214	—	37,387
(Gain) loss on disposals of property, equipment and software	6	(155)	—	—	(149)
Operating income (loss)	11,718	2,014	393	(163)	13,962
Interest expense, net	(38,041)	(99)	(119)	163	(38,096)
Income (loss) before income taxes	(26,323)	1,915	274	—	(24,134)
Income tax expense (benefit)	(3,313)	(111)	—	—	(3,424)
Equity in earnings of subsidiaries	1,391	—	—	(1,391)	—
Net income (loss)	(21,619)	2,026	274	(1,391)	(20,710)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	99	—	—	—	99
Comprehensive income (loss)	(21,520)	2,026	274	(1,391)	(20,611)
Less: comprehensive income attributable to noncontrolling interest	—	—	(909)	—	(909)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(21,520)	$2,026	$(635)	$(1,391)	$(21,520)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$371,992	$48,699	$3,953	$(6,121)	$418,523
Cost of revenue (exclusive of items shown separately below)	293,823	39,498	1,328	(5,904)	328,745
Depreciation, depletion and amortization	21,421	3,702	—	—	25,123
Equipment and intangible asset impairment	—	300	—	—	300
Pension and profit sharing	4,250	184	—	—	4,434
Selling, administrative and general expenses	30,231	4,668	203	—	35,102
(Gain) loss on disposals of property, equipment and software	(122)	94	—	—	(28)
Operating income (loss)	22,389	253	2,422	(217)	24,847
Interest expense, net	(40,154)	(143)	(275)	217	(40,355)
Income (loss) before income taxes	(17,765)	110	2,147	—	(15,508)
Income tax expense (benefit)	(4,455)	(1,461)	—	—	(5,916)
Equity in earnings of subsidiaries	3,079	—	—	(3,079)	—
Net income (loss)	(10,231)	1,571	2,147	(3,079)	(9,592)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	91	—	—	—	91
Comprehensive income (loss)	(10,140)	1,571	2,147	(3,079)	(9,501)
Less: comprehensive income attributable to noncontrolling interest	—	—	(639)	—	(639)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(10,140)	$1,571	$1,508	$(3,079)	$(10,140)

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(36,950)	$2,213	$3,540	$(3,000)	$(34,197)
Cash flows from investing activities
Capital expenditures	(12,039)	(2,228)	—	—	(14,267)
Proceeds from sale of property and equipment	349	15	—	—	364
Change in cash value of life insurance	2,951	—	—	—	2,951
Change in restricted cash	(165)	—	(4,751)	—	(4,916)
Net cash used in investing activities	(8,904)	(2,213)	(4,751)	—	(15,868)
Cash flows from financing activities
Proceeds from revolving credit	116,351	—	—	—	116,351
Repayment of revolving credit	(68,012)	—	—	—	(68,012)
Proceeds from issuance of long-term debt	563	—	—	—	563
Repayment of long-term debt	(975)	—	(470)	—	(1,445)
Payments on capital leases	(2,075)	—	—	—	(2,075)
Debt issuance costs	—	—	—	—	—
Dividends paid	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	45,852	—	(3,921)	3,000	44,931
Net decrease in cash and cash equivalents	(2)	—	(5,132)	—	(5,134)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$29	$19	$4,352	$—	$4,400

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total

Cash flows from operating activities	$(46,689)	$2,287	$1,098	$—	$(43,304)
Cash flows from investing activities
Capital expenditures	(22,670)	(2,739)	—	—	(25,409)
Proceeds from sale of property and equipment	153	—	—	—	153
Change in cash value of life insurance	(3,006)	—	—	—	(3,006)
Change in restricted cash	(173)	(4)	(1)	—	(178)
Net cash used in investing activities	(25,696)	(2,743)	(1)	—	(28,440)
Cash flows from financing activities
Proceeds from revolving credit	187,725	—	—	—	187,725
Repayment of revolving credit	(221,361)	—	—	—	(221,361)
Proceeds from issuance of long-term debt	268,688	—	—	—	268,688
Repayment of long-term debt	(153,119)	—	(172)	—	(153,291)
Payments on capital leases	(2,564)	—	—	—	(2,564)
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(438)	—	(438)
Net cash provided by (used in) financing activities	65,307	—	(610)	—	64,697
Net (decrease) increase in cash and cash equivalents	(7,078)	(456)	487	—	(7,047)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$28	$20	$7,937	$—	$7,985

New Enterprise Stone and Lime Co. Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended August 31, 2013

10.                               Subsequent Events

The Company was required to register and exchange the Secured Notes, by March 10, 2013 or be subject to a penalty interest of 25 basis points each quarter until the aggregate penalty interest reaches 1%.  On June 13, 2013, the Company filed the Secured Notes Registration Statement. On September 30, 2013, the Secured Notes Registration Statement was declared effective by the SEC. The penalty interest will cease upon the completion of the exchange offer which is expected by October 30, 2013.

Effective October 1, 2013, the Company froze contributions to its nonqualified benefit plan, reduced the matching contribution rate for its qualified plan and froze certain other hourly and profit share contributions.

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

The majority of our construction contracts are obtained through competitive bidding in response to advertisements and as a result of the letting schedule provided by PennDOT. Our bidding activity is affected by several factors including the nature and volume of available jobs on which to bid, contract backlog, available personnel, current utilization of equipment and other resources, and competitive considerations. Bidding activity, contract backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Our contracts frequently call for retention- a specified percentage withheld from each payment until the contract is completed and the work accepted by the customer.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public funding levels. The primary end uses for our products include infrastructure projects such as highways, bridges, and other public institutions, as well as private residential and non-residential construction. A stagnant or declining economy will generally result in reduced demand for construction and construction materials in the private sector. This reduced demand increases competition for private sector projects and will ultimately increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce our revenues and/or have a downward impact on our gross profit margins. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements. Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. While some states and localities may seek to redirect funds related to diesel and gasoline taxes in an effort to balance their budgets, the Commonwealth of Pennsylvania currently does not allow for such activities. Funds earmarked for infrastructure purposes in the Commonwealth of Pennsylvania are constitutionally required to be used for that purpose.

Market conditions remained challenging through the second quarter of fiscal year 2014. Our business continues to be impacted by the slow pace of economic recovery and the continued pressure on state budgets which has limited state spending on public highway construction projects. The overall housing market remains weak and private non-residential construction is still experiencing a slow recovery. Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability. Our margins also remain under pressure as a result of higher fuel and liquid asphalt costs. We expect that the challenges to our business environment will persist throughout the remainder of fiscal year 2014, which will continue to affect our heavy/highway construction and traffic safety services and equipment businesses, which constitute a significant portion of our overall business. We expect that these conditions will continue to negatively impact our financial position, results of operations, cash flows and liquidity throughout the remainder of fiscal year 2014. To address these challenges, we are continuing our efforts to monitor and adjust our cost structure in our operating plants and control administrative and general spending. We also actively review our assets and properties on an ongoing basis for strategic disposals of lesser performing or non-core assets.

Effective October 1, 2013, the Company froze contributions to its nonqualified benefit plan, reduced the matching contribution rate for its qualified plan and froze certain other hourly and profit share contributions.

In addition to the overall economic trends affecting our financial position, we have been experiencing above average precipitation in the Pennsylvania markets in which we operate year over year, which has impacted demand for our construction materials and delayed our heavy/highway construction operations.

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

Executive Summary

The following is an income statement summary for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012 and a cash flow summary for the six months ended August 31, 2013 as compared to the six months ended August 31, 2012.

•                  Net revenue decreased $18.1 million (6.9%);

•                  Operating income decreased $4.1 million:

•                  Net interest expense increased $1.4 million (8.0%);

•                  Net cash used in operating activities decreased $9.1; and

•                  Cash used in investing activities decreased $12.5 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Net revenue	$242,365	$260,542	$390,109	$418,523
Cost of revenue (exclusive of items shown separately below)	181,038	195,314	308,756	328,745
Depreciation, depletion and amortization	13,131	13,280	25,249	25,123
Equipment and intangible asset impairment	452	300	452	300
Pension and profit sharing	2,574	2,593	4,452	4,434
Selling, administrative and general expenses	17,974	17,420	37,387	35,102
(Gain) loss on disposals of property, equipment and software	(301)	7	(149)	(28)
Operating income	27,497	31,628	13,962	24,847
Interest expense, net	(18,919)	(17,535)	(38,096)	(40,355)
Income (loss) before income taxes	8,578	14,093	(24,134)	(15,508)
Income tax expense (benefit)	51	5,571	(3,424)	(5,916)
Net income (loss)	$8,527	$8,522	$(20,710)	$(9,592)

The tables below disclose revenue and operating data for our reportable segments on a gross basis. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations. Net revenue and operating income exclude inter-segment sales and delivery revenues and costs. We also operate ancillary port operations and certain rental operations, which are included in construction materials (other non-core business operations for fiscal year 2013) line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

Prior to fiscal year 2014, the Company reported other revenues separately, which management now includes within the construction materials segment.  Additionally, in the first quarter of fiscal year 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include trade receivable billings and collections, payment processing, accounting, legal and other administrative costs. Operating profit for the three months ended August 31, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $8.9 million, $0.6 million, and $1.1 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively. Operating profit for the six months ended August 31, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $12.4 million, $1.8 million, and $1.4 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively.

The following table summarizes our revenue by segment:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Segment Revenue
Construction materials	$181,803	$194,144	$293,022	$316,426
Heavy/highway construction	95,944	108,963	144,360	162,946
Traffic safety services and equipment	27,735	22,816	51,824	44,925
Other revenues	—	3,428	—	7,150
Segment totals	305,482	329,351	489,206	531,447
Inter-segment eliminations	(63,117)	(68,809)	(99,097)	(112,924)
Total net revenue	$242,365	$260,542	$390,109	$418,523

The following tables summarize the percentage of revenue and operating income (loss) by our primary lines of business:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Revenue:
Construction materials	59.5%	59.0%	59.9%	59.5%
Heavy/highway construction	31.4%	33.1%	29.5%	30.7%
Traffic safety services and equipment	9.1%	6.9%	10.6%	8.5%
Other revenues	0.0%	1.0%	0.0%	1.3%
Segment totals	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Operating income (loss):
Construction materials	$34,987	$29,458	$42,342	$35,288
Heavy/highway construction	6,065	5,422	3,542	1,939
Traffic safety services and equipment	2,029	(812)	1,354	(1,275)
Other non-core business operations	—	539	—	(289)
Segment totals	43,081	34,607	47,238	35,663
Corporate and unallocated	(15,584)	(2,979)	(33,276)	(10,816)
Total operating income	$27,497	$31,628	$13,962	$24,847

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

Revenue

Total net revenue decreased $18.1 million or 6.9% to $242.4 million for the three months ended August 31, 2013 compared to $260.5 million for the three months ended August 31, 2012.  The decrease was driven by reductions in both the construction materials and heavy/highway construction segments, slightly offset by an increase in traffic safety services and equipment.

Segment revenue for our construction materials business decreased $12.3 million, or 6.3% to $181.8 million for the three months ended August 31, 2013 compared to $194.1 million for the three months ended August 31, 2012.  On a comparative basis this decrease was $15.8 million.  Hot mix asphalt revenue decreased $22.0 million, or 22.3%, due to lower volumes shipped and consumed, as a result of the completion of a large interstate job in our northern markets in the prior year and diminished demand in our central markets.  This decrease was partially offset by an increase in aggregates of $6.1 million, or 10.3%, due primarily to pricing / mix of products sold.  The price and demand for aggregates is largely based upon local markets and varies across the Company.

Segment revenue for our heavy/highway construction business decreased $13.1 million, or 12.0% to $95.9 million for the three months ended August 31, 2013 compared to $109.0 million for the three months ended August 31, 2012.  We continue to experience strong competition and a reduced number of projects in the public and commercial markets in which we operate.

Segment revenue for our traffic safety services and equipment businesses increased $4.9 million, or 21.5% to $27.7 million for the three months ended August 31, 2013 compared to $22.8 million for the three months ended August 31, 2012.  The increase was attributed to the continued benefits of previously introduced product offerings and increased market share in certain locations.

Cost of Revenue

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2013	2012	2013	2012

Segment Cost of Revenue
Construction materials	$135,614	$140,735	$230,957	$242,368
Heavy/highway construction	86,969	100,227	134,896	155,105
Traffic safety services and equipment	21,572	19,773	42,000	37,717
Other revenues	—	3,388	—	6,479
Segment totals	244,155	264,123	407,853	441,669
Eliminations	(63,117)	(68,809)	(99,097)	(112,924)
Total cost of revenue	$181,038	$195,314	$308,756	$328,745

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2013

Segment Gross Cost of Revenue as Percent of Gross Revenue
Construction materials	74.6%	72.5%	78.8%	76.6%
Heavy/highway construction	90.6%	92.0%	93.4%	95.2%
Traffic safety services and equipment	77.8%	86.7%	81.0%	84.0%

Total cost of revenue decreased $14.3 million or 7.3% to $181.0 for the three months ended August 31, 2013 compared to $195.3 million for the three months ended August 31, 2012.  The decrease was primarily driven by reductions of volumes in our construction materials and heavy/highway segments.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue was up 2.1% to 74.6% for the three months ended August 31, 2013 compared to 72.5% for the three months ended August 31, 2012.  This increase resulted primarily from decreased volumes without a commensurate reduction in expenses, which was partially offset by reduced stripping and quarry operation costs.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue is down 1.4% to 90.6% for the three months ended August 31, 2013 compared to 92.0% for the three months ended August 31, 2012. The slight decrease is attributable to the general timing of completion of various jobs and change orders as compared to the prior year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue has improved 8.9% to 77.8% for the three months ended August 31, 2013 compared to 86.7% for the three months ended August 31, 2012. The improvement is attributable to higher sales and improvements in cost controls.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $0.2 million, or 1.5% to $13.1 million for the three months ended August 31, 2013 compared to $13.3 million for the three months ended August 31, 2012.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $0.6 million, or 3.4% to $18.0 million for the three months ended August 31, 2013 compared to $17.4 million for the three months ended August 31, 2012. The increase was mainly attributable to strategic consulting of $0.8 million in the current period and $0.5 million of higher professional fees related to accounting and compliance, partially offset by a decrease of $0.4 million in Enterprise Resource Planning (“ERP”) system expenses.

Operating Income

Operating income for the three months ended August 31, 2012 included allocated indirect selling, administrative and general costs of $8.9 million, $0.6 million and $1.1 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively.  The equivalent indirect costs for the three months ended August 31, 2013 were included in corporate and unallocated as a result of changes in our method of assessing performance in segment operations.

Operating income for our construction materials business increased $5.5 million, or 18.6% to $35.0 million for the three months ended August 31, 2013 compared to $29.5 million for the three months ended August 31, 2012.  The increase was attributable to $8.9 million of allocated indirect costs included in operating income for the three months ended August 31, 2012, which were included in corporate and unallocated for the three months ended August 31, 2013.  Operating income on a comparative basis decreased $3.4 million, or 8.9%, primarily driven by decreased hot mix asphalt operating income, partially offset by aggregates operating income.  Operating income on a comparative basis for aggregate: increased $3.0 million due primarily to pricing / mix and decreased stripping and quarry operation costs, and hot mix asphalt decreased $6.8 million due primarily to decreased volumes.

Operating income for our heavy/highway construction business increased $0.7 million to $6.1 million for the three months ended August 31, 2013 compared to $5.4 million for the three months ended August 31, 2012.  The increase is attributable to $0.6 million of allocated indirect costs included in operating income for the three months ended August 31, 2012.  Operating income on a comparative basis was up $0.1 million due to the general timing of the completion of various jobs and change orders.

Operating income for our traffic safety services and equipment businesses increased $2.8 million to $2.0 million for the three months ended August 31, 2013 compared to a loss of $0.8 million for the three months ended August 31, 2012.  The increase is partially due to $1.1 million of allocated indirect costs included in operating income for the three months ended August 31, 2012.  Operating income on a comparative basis increased $1.7 million as the result of increased sales and a favorable product mix.

Interest Expense, net

Net interest expense increased $1.4 million, or 8.0% to $18.9 million for the three months ended August 31, 2013 compared to $17.5 million for the three months ended August 31, 2012 due primarily to increased overall indebtedness in the current period.

Income Tax Expense

The income tax provisions for the second quarters of fiscal years 2014 and 2013 consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods. Our effective tax rates for the three months ended August 31, 2013 and 2012 were 0.6% and 39.5%, respectively, resulting in tax expense of $0.1 million and $5.6 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that it believes are not more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that it has determined is more likely than not to be realized as a result of a state income tax law change that occurred during the three months ended August 31, 2013.

Six Months Ended August 31, 2013 Compared to Six Months Ended August 31, 2012

Revenue

Total net revenue decreased $28.4 million or 6.8% to $390.1 for the six months ended August 31, 2013 compared to

$418.5 million for the six months ended August 31, 2012.  The decrease was driven by reductions in both the construction materials  and heavy/highway construction segments, slightly offset by an increase in traffic safety services and equipment.

Segment revenue for our construction materials business decreased $23.4 million, or 7.4% to $293.0 million for the six months ended August 31, 2013 compared to $316.4 million for the six months ended August 31, 2012.  On a comparative basis this decrease was $30.6 million.  This decrease was primarily attributable to decreased hot mix asphalt revenue of $28.6 million, or 21.0% due to lower volumes shipped and consumed as a result of the completion of a large interstate job in our northern markets in the prior year and diminished demand in our central markets.

Segment revenue for our heavy/highway construction business decreased $18.5 million, or 11.4% to $144.4 million for the six months ended August 31, 2013 compared to $162.9 million for the six months ended August 31, 2012. We continue to experience strong competition, as well as a reduced number of projects, in the public and commercial markets.

Segment revenue for our traffic safety services and equipment businesses increased $6.9 million, or 15.4% to $51.8 million for the six months ended August 31, 2013 compared to $44.9 million for the six months ended August 31, 2012. The increase was attributed to the continued benefits of previously introduced product offerings and increased market share in certain locations.

Cost of Revenue

Total cost of revenue decreased $19.9 million or 6.1% to $308.8 million for the six months ended August 31, 2013 compared to $328.7 million for the six months ended August 31, 2012.  The decrease was primarily driven by reductions of volumes in our construction materials and heavy/highway segments.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue is up 2.2% to 78.8% for the six months ended August 31, 2013 compared to 76.6% for the six months ended August 31, 2012.  This increase resulted primarily from decreased volumes without a commensurate reduction in expenses, which was partially offset with reduced stripping and quarry operation costs.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue is down 1.8% to 93.4% for the six months ended August 31, 2013 compared to 95.2% for the six months ended August 31, 2012. The change in segment costs as a percent of segment revenue is attributable to the general timing of completion of various jobs and change orders as compared to the prior year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue is down 3.0% to 81.0% for the six months ended August 31, 2013 compared to 84.0% for the six months ended August 31, 2012. The improvement is attributable to higher sales and improvements in cost controls

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.1 million, or 0.4% to $25.2 million for the six months ended August 31, 2013 compared to $25.1 million for the six months ended August 31, 2012.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $2.3 million, or 6.6% to $37.4 million for the six months ended August 31, 2013 compared to $35.1 million for the six months ended August 31, 2012. The increase was mainly attributable to $4.4 million of higher professional fees related to accounting and compliance and strategic consulting of $0.9 million in the current period, partially offset by a decrease of $3.2 million in ERP system expenses.

Operating Income

Operating income for the six months ended August 31, 2012 included allocated indirect selling, administrative and general costs of $12.4 million, $1.8 million and $1.4 million for construction materials, heavy/highway construction and traffic safety services and equipment segments, respectively.  The equivalent indirect costs for the six months ended August 31, 2013 were included in corporate and unallocated as a result of changes in our method of assessing performance in segment operations.

Operating income for our construction materials business increased $7.0 million, or 19.8% to $42.3 million for the six months ended August 31, 2013 compared to $35.3 million for the six months ended August 31, 2012. The increase was attributable to $12.4 million of allocated indirect costs included in operating income for the six months ended August 31, 2012, which were included in corporate and unallocated for the six months ended August 31, 2013. Operating income on a comparative basis decreased $5.4 million, or 11.3%, primarily driven by decreased hot mix asphalt operating income, partially offset by aggregates operating income.  Operating income from aggregates on a comparative basis increased $2.1 million due primarily to decreased stripping and quarry operation costs.  Operating income from hot mix asphalt on a comparative basis decreased $7.3 million due primarily to decreased volumes.

Operating income for our heavy/highway construction business increased $1.6 million to $3.5 million for the six months ended August 31, 2013 compared to $1.9 million for the six months ended August 31, 2012. The increase in profitability is attributable to $1.8 million of allocated indirect costs included in operating income for the six months ended August 31, 2012.  Operating income on a comparative basis was down $0.2 million due to the general timing of the completion of various jobs and change orders.

Operating income for our traffic safety services and equipment businesses increased $2.7 million to $1.4 million for the six months ended August 31, 2013 compared to a loss of $1.3 million for the six months ended August 31, 2012. The increase is partially due to $1.4 million of allocated indirect costs included in operating income for the six months ended August 31, 2013. Operating income on a comparative basis increased $1.3 million as the result of increased sales and a favorable product mix.

Interest Expense, net

Net interest expense decreased $2.3 million, or 5.7% to $38.1 million for the six months ended August 31, 2013 compared to $40.4 million for the six months ended August 31, 2012. This decrease is primarily a result of the write-off of deferred financing fees in the prior year of $6.4 million associated with the refinancing which we did not incur in the current period, which was partially offset by increased interest expense incurred during the six months ended August 31, 2013 due to increased overall indebtedness.

Income Tax Benefit

The income tax provisions for the six months ended August 31, 2013 and 2012 consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods. Our effective tax rates for the six months ended August 31, 2013 and 2012 were 14.2% and 38.1%, respectively, resulting in tax benefit of $3.4 million and $5.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected income tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that it believes are not more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that it has determined is more likely than not to be realized as a result of a state income tax law change that occurred during the six months ended August 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of August 31, 2013, we had borrowed $73.6 million under the ABL Facility with $56.1 million available under the third amendment to the ABL Facility as discussed below. As of August 31, 2013, we had $4.4 million in cash and cash equivalents and working capital of $184.9 million as compared to $9.5 million in cash and cash equivalents and working capital of $131.8 million as of February 28, 2013. We maintain company owned life insurance policies with cash surrender values (“CSV”) from which we obtained $3.2 million of cash in the form of a loan against the $4.6 million of CSV which was used for working capital purposes. Additionally during the six months ended August 31, 2013, we transferred $3.0 million of cash in the form of a dividend from our captive insurance company to our operations, which was used to pay down a portion of the ABL Facility.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $15.2 million and $10.1 million as of August 31, 2013 and February 28, 2013, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

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

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of August 31, 2013, the Company was in compliance with these affirmative and negative covenants.

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

If at any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.0 to 1.0 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of August 31, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.0 to 1.0. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.0 to 1.0, our available borrowings under the ABL Facility will be reduced by $25.0 million.

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

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.0 to 1.0, if its minimum excess availability reaches $25.0 million (See amendment below).

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

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio as described above.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and August 31, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of August 31, 2013, M&T has not syndicated the ABL Facility and has not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T.

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

On July 19, 2013 the Plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  The Company is currently engaged in discussions with M&T to resolve differences over the Plan and is confident that those differences will be resolved. If we fail to meet our covenants in the ABL Facility and our lenders do not agree to a waiver or amendment, then there would be an event of default under our ABL Facility. In such event, if our lenders accelerated the payment of indebtedness under the ABL Facility, such event would result in a cross-default under the Notes and Secured Notes.

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

As of August 31, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the

ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  The Company paid $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company also recognized $0.7 million of unamortized deferred financing fees as interest expense during the six months ended August 31, 2013.

Interest Rate and Availability

As of August 31, 2013, the weighted average interest rate on the ABL Facility was  6.25%. The effective interest rate, including all fees, for the ABL Facility, was approximately 6.0% for the six months ended August 31, 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

In addition, in connection with the third amendment, M&T agreed to reduce the overall commitment to $145.0 million and waive the $25.0 million minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our ABL Facility, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. However, in the past we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities and our ABL Facility, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the ABL Facility and a cross-default under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that we would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure.

Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”) as a result of the prolonged economic tightening in our markets.  The Plan has focused on head-count reductions, operational efficiencies, and administrative savings.  Under the Plan, we will realign our current divisional structure by combining Eastern Industries and Martin Limestone into a new East division and, NESL operating business and Valley Quarries into a new West division.   This will result in a modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making.

While we have decided to realign divisions for management purposes, we will continue to market and sell under the various brands that we have today, including ASTI, Buffalo, Eastern, Martin, New Enterprise, PSC, PSI, Valley, Newcrete and WAPCO.  We believe that these brands are known in the market and have reputations which we value and will keep.

We believe the Plan and activities to date will reduce pre-tax operating costs by at least $20 million annually commencing in fiscal year 2015 and will be composed of head-count, operational consolidation, administrative and benefit structure savings.  We are currently identifying additional savings associated with the Plan.  We believe the restructuring associated with the activities to date is expected to result in one-time pre-tax charges of approximately $5.0 million, comprised of approximately $2.0 million for severance and related benefit costs and $3.0 million in other cash charges. The foregoing savings do not include potential asset sales, although the Company is continuing to evaluate the sale of non-core assets as part of enhancing overall liquidity.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2013 and August 31, 2012.

	Six Months Ended August 31,
(In thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(34,197)	$(43,304)
Investing activities	(15,868)	(28,440)
Financing activities	44,931	64,697
Cash paid for capital expenditures	(14,267)	(25,409)

Operating Activities

Net cash used in operating activities decreased $9.1 million to $34.2 million for the six months ended August 31, 2013 compared to $43.3 million for the six months ended August 31, 2012. Cash used in operating activities decreased primarily as a result of lower investments in working capital items of $22.3 million due to decreased activity, increased accounts payable with properly matching payments with receipts and less investment in inventory. These positive operational cash management enhancements were offset by decreased cash generated from operations of $13.2 million in the current period.

Investing Activities

Net cash used in our investing activities decreased $12.5 million to $15.9 million in the six months ended August 31, 2013 compared to $28.4 million in the six months ended August 31, 2012. Net cash used improved primarily due to reduced capital expenditures of $11.1 million and a positive $6.0 million change year over year related to cash surrender value of  insurance activity.  These reductions in investment spending were partially offset by increased cash collateral of $4.7 million related to our captive insurance arrangement.

Financing Activities

Net cash provided by financing activities decreased $19.8 million to $44.9 million in the six months ended August 31, 2013 compared to $64.7 million in the six months ended August 31, 2012.  The decrease in cash provided by financing activities was primarily due to decreased capital spending and reduced financing fees in the current year.

Capital Expenditures

Cash capital expenditures decreased $11.1 million to $14.3 million for the six months ended August 31, 2013 compared to $25.4 million for the six months ended August 31, 2012. This decrease was a result of lower spending on manufacturing and other plant related equipment.

Long-Term Debt

ABL Facility and Senior Secured Notes

On March 15, 2012, we completed the sale of $265 million of  the Secured Notes.  In connection with the sale of the Secured Notes, we also entered into the ABL Facility. We utilized the proceeds from the sale of the Secured Notes and the ABL Facility to prepay all amounts outstanding under our prior credit agreement and certain other debt.

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

Notes Due 2018

In August 2010, we sold $250 million aggregate principal amount of the Notes. Interest on the Notes is payable semiannually in arrears on March 1 and September 1 of each year. The proceeds from the issuance of the Notes were used to pay down debt.

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments, which include interest ranging up to 10.0% per annum, and are principally secured by the land and equipment acquired.

We issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The Company is subject to annual principal maturities each year which, is funded on a monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

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

Off Balance Sheet Arrangements

We have outstanding letters of credit of $17.9 million and $11.9 million at August 31, 2013 and February 28, 2013, respectively, which were not included in our Consolidated Balance Sheets.

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

•                  a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of August 31, 2013, we have $73.6 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate  $0.7 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

The information provided in this Item 4 - Controls and Procedures is as of the date of the filing of this Form 10-Q.

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August  31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit Director, Internal Audit resource and have appointed a new Chief Financial Officer. Therefore these areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education.  Additionally, we have supplemented these hirings with support from  third  party professional finance resources.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Director of Internal Audit, Internal Audit resource and have appointed a new Chief Financial Officer. We will have a formal internal audit function in place by the fourth quarter of fiscal year 2014, which will report to the Audit Committee.

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

We did not maintain effective controls over information and communication:

•             We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our ERP implementation. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues revolving around the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in fiscal year 2012, resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

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

As noted in our remediation plan below, we have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have begun to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have designated a full-time IT resource to act in an IT governance role.

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

We have developed integrity reports for the locations utilizing the new ERP to ensure subledger activity is properly posted to the general ledger. We also implemented during the first quarter of fiscal year 2014 a new process to review the valuation of accounts receivable which requires approval by the CFO.

For the quarterly period ended August 31, 2013, we have established formal processes and controls around the reconciliation and review of accounts receivable balances.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and as of the first quarter of fiscal year 2014 we have begun restructuring personnel and duties to address the deficiencies.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended August  31, 2013, are fairly stated in all material respects.

Plans for Remediation of Material Weaknesses

At the direction and with the full support of executive management, we continue our efforts to improve our internal control over financial reporting. In the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. In addition, over the past year, we have made progress in improving our internal control processes and procedures, including documenting our business processes. We have drafted a formal plan to remediate each of the identified material weaknesses which commenced in the fiscal quarter ending August 31, 2013 and we expect to have remediation efforts finalized in fiscal year 2015. The remediation plan has been approved by our Board of Directors as of the date of this filing. As of the date of this filing, we have also established a steering committee that will provide oversight and direction, with accountability to the Board of Directors, for the remediation of the material weaknesses. Specific initiatives to date have been focused on the following:

•             We have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Director of Internal Audit, Internal Audit resource and have appointed a new Chief Financial Officer. These areas continue to improve through our hiring efforts and through the use of supplemental professional finance resources.  The formal testing and evaluation of changes in this area were tested successfully.

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

The following remediation efforts are expected to be completed by fiscal year-end 2014:

•             We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

•             We performed a review of existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training.

                   For the period ended August 31, 2013 the formal testing and evaluation of changes in this area were tested successfully.

•             We are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates. We anticipate this will increase the accuracy and efficiency of our monthly close process,

•             We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions,

•             We are implementing policies and procedures to ensure revenue is properly valued and recognized. The formal testing and evaluation of these controls are expected to be completed in early  fiscal year 2015.

•             The following remediation efforts are expected to be completed by fiscal year-end 2015:

•             Although every employee signs a code of ethics when hired, we are instituting an annual code of ethics review process for management employees to reinforce, both internally and externally, our commitment to a strong, effective control environment, with high ethical standards and financial reporting integrity.

•             We are implementing procedures and controls to ensure the segregation of duties within the organization and to ensure that any issues with information technology general controls are identified, formalized and remediated throughout the organization.

We believe the plan described above, as implemented, will improve the design and operating effectiveness of our internal control over financial reporting. As we continue our remediation efforts over internal control over financial reporting, we will perform additional procedures to confirm that our financial statements continue to be fairly stated in all material respects. As detailed above, we do not anticipate that we will be able to remediate all of the material weaknesses during our fiscal year ending February 28, 2014.

Changes in Internal Control Over Financial Reporting

None.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in the Form 10-K, as amended, including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  The risks described in our Form 10-K have not materially changed.

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

10.1

Agreement and General Release dated July 17, 2013 by and between the Company and James W. Van Buren (incorporated by reference from the company’s current report on Form 8-K file no. 333-176538) filed July 19, 2013.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date October 15, 2013	By:	/s/Albert L. Stone
Albert L. Stone
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Agreement and General Release dated July 17, 2013 by and between the Company and James W. Van Buren (incorporated by reference from the company’s current report on Form 8-K file no. 333-176538) filed July 19, 2013.

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