Form 10-Q
period 2013-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2014-01-13
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 13, 2014, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2013

ITEM 1. FINANCIAL STATEMENTS
New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	November 30, 2013	February 28, 2013
Assets	(unaudited)	*
Current assets
Cash and cash equivalents	$2,074	$9,534
Restricted cash	15,058	10,123
Accounts receivable, less reserves of $4,290 and $3,515 respectively	133,866	52,271
Inventories	122,021	125,144
Deferred income taxes	14,028	12,386
Other current assets	8,451	8,337
Total current assets	295,498	217,795
Property, plant and equipment, net	352,408	371,868
Goodwill	89,073	89,073
Other intangible assets	20,312	21,000
Other assets	27,884	34,452
Total assets	$785,175	$734,188
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$11,401	$11,342
Accounts payable — trade	47,858	20,608
Accrued liabilities	56,883	54,007
Total current liabilities	116,142	85,957
Long-term debt, less current maturities	621,473	566,645
Deferred income taxes	50,337	52,443
Other liabilities	32,510	36,733
Total liabilities	820,462	741,778
Commitments and contingencies (Note 7 and Note 2)	0	0
Deficit
Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(161,173)	(134,297)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,274)	(2,422)
Total New Enterprise Stone & Lime Co., Inc. deficit	(36,211)	(9,483)
Noncontrolling interest in consolidated subsidiaries	924	1,893
Total deficit	(35,287)	(7,590)
Total liabilities and deficit	$785,175	$734,188

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Data derived from audited consolidated balance sheet as of February 28, 2013.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Revenue
Construction materials	$109,291	$97,856	$311,411	$314,633
Heavy/highway construction	92,432	71,012	236,792	228,138
Traffic safety services and equipment	19,623	19,440	63,252	59,928
Other revenues	—	1,928	—	6,060
Total revenue	221,346	190,236	611,455	608,759

Cost of revenue (exclusive of items shown separately below)
Construction materials	75,267	74,222	215,322	221,008
Heavy/highway construction	85,725	64,269	220,621	211,395
Traffic safety services and equipment	14,434	15,476	48,239	46,848
Other expenses	—	840	—	4,301
Total cost of revenue	175,426	154,807	484,182	483,552

Depreciation, depletion and amortization	11,741	13,381	36,990	38,504
Equipment and intangible asset impairment	—	—	452	300
Pension and profit sharing	2,055	2,050	6,507	6,484
Selling, administrative and general expenses	18,945	18,107	56,332	53,209
(Gain) loss on disposals of property, equipment and software	(497)	22	(646)	(6)
Operating income	13,676	1,869	27,638	26,716
Interest expense, net	(19,162)	(17,626)	(57,258)	(57,981)
Loss before income taxes	(5,486)	(15,757)	(29,620)	(31,265)
Income tax benefit	(401)	(6,909)	(3,825)	(12,825)
Net loss	(5,085)	(8,848)	(25,795)	(18,440)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	49	46	148	137
Comprehensive loss	(5,036)	(8,802)	(25,647)	(18,303)
Less: Comprehensive income attributable to noncontrolling interest	(172)	(365)	(1,081)	(1,004)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(5,208)	$(9,167)	$(26,728)	$(19,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
(In thousands)	2013	2012
Reconciliation of net loss to net cash from operating activities
Net loss	$(25,795)	$(18,440)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	36,990	38,504
Equipment and intangible asset impairment	452	300
Gain on disposals of property, equipment and software	(646)	(6)
Non-cash payment-in-kind interest accretion	17,630	17,117
Amortization and write-off of debt issuance costs	3,703	9,145
Deferred income taxes	(3,749)	(12,818)
Bad debt expense	1,678	1,249
Changes in assets and liabilities:
Accounts receivable	(82,266)	(34,687)
Inventories	3,123	2,908
Other assets	169	(3,121)
Accounts payable	27,251	827
Other liabilities	4,455	(9,211)
Net cash used in operating activities	(17,005)	(8,233)
Cash flows from investing activities
Capital expenditures	(16,912)	(31,910)
Proceeds from sale of property and equipment	801	194
Change in cash value of life insurance	3,266	(3,013)
Change in restricted cash	(4,935)	(133)
Net cash used in investing activities	(17,780)	(34,862)
Cash flows from financing activities
Proceeds from revolving credit	252,739	224,413
Repayment of revolving credit	(215,418)	(283,361)
Proceeds from issuance of long-term debt	563	268,513
Repayment of long-term debt	(5,236)	(154,029)
Payments on capital leases	(3,023)	(3,846)
Debt issuance costs	(250)	(14,062)
Distribution to noncontrolling interest	(2,050)	(1,084)
Net cash provided by financing activities	27,325	36,544
Net decrease in cash and cash equivalents	(7,460)	(6,551)
Cash and cash equivalents
Beginning of period	9,534	15,032
End of period	$2,074	$8,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statement of Changes in Equity (Deficit)

(In thousands)	Common Stock, Class A	Common Stock, Class B	Accumulated Deficit	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total New Enterprise Stone & Lime Co., Inc. Equity (Deficit)	Noncontrolling Interest	Total (Deficit) Equity
Balance, February 29, 2012 *	21	251	(76,779)	126,964	(2,181)	48,276	1,592	49,868
Net loss	—	—	(57,518)	—	—	(57,518)	1,384	(56,134)
Pension adjustment, net of tax of $104	—	—	—	—	(241)	(241)	—	(241)
Exchange of Class A voting common stock for Class B non-voting common stock	(20)	22	—	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,083)	(1,083)
Balance, February 28, 2013 *	1	273	(134,297)	126,962	(2,422)	(9,483)	1,893	(7,590)
Net loss	—	—	(26,876)	—	—	(26,876)	1,081	(25,795)
Pension adjustment, net of tax of $99	—	—	—	—	148	148	—	148
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,050)	(2,050)
Balance, November 30, 2013 (unaudited)	$1	$273	$(161,173)	$126,962	$(2,274)	$(36,211)	$924	$(35,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Data derived from audited consolidated statements of changes in equity (deficit).

New Enterprise Stone and Lime Co. Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended November 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP. The condensed balance sheet data at February 28, 2013 and the consolidated statement of changes in equity (deficit) at February 28, 2013 and February 29, 2012, were derived from audited financial statements, but do not include all disclosures required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the Securities and Exchange Commission (“SEC”). The results for interim periods are not necessarily indicative of the results for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interest

The Company allocates net loss and comprehensive loss to both New Enterprise Stone & Lime Co., Inc. and its noncontrolling interest holders. For the periods presented, the net loss and comprehensive income (loss) attributable to noncontrolling interest are the same amounts.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with current presentation.  The Company reclassified costs associated with certain non-core operations along with costs associated with shared equipment across regional operations from “Selling, administrative and general” to “Cost of revenue”.  Further the Company reclassified costs associated with managing the equipment between “Construction materials” and “Heavy/highway construction” within “Cost of revenue” in the prior year.  These reclassifications had no effect on the Company's Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc., Statement of cash flows, Operating income or the Balance sheet.

Restructuring

In conjunction with the third amendment of the Asset Based Loan ("ABL") Facility, the Company adopted a cost reduction and operational efficiency plan. During the first nine months of fiscal year 2014, we expensed approximately $4.0 million primarily attributable to severance and outside advisory services related to the implementation of the plan.

Out of Period Adjustments

For the nine months ended November 30, 2013, the Company recorded out of period pre-tax loss of approximately $0.1 million primarily related to an increase in cost of revenue of $1.1 million and offset by depreciation of $1.0 million.

Management does not believe these out of period errors are material to the unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended November 30, 2013 or to any prior periods.

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

We use a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, we classify net aggregate bank overdraft positions as other obligations within the current maturities of long-term debt, based on the short-term nature of these positions. As of November 30, 2013, the balance under our cash pooling arrangement was $5.8 million.

Trade Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consisted of the following:

	November 30,	February 28,
(In thousands)	2013	2013
Costs and estimated earnings in excess of billings	$22,010	$4,265
Trade	111,236	48,392
Retainages	4,910	3,129
	138,156	55,786
Allowance for doubtful accounts	(4,290)	(3,515)
Accounts receivable, net	$133,866	$52,271

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

The Company’s total inventory consists of the following:

	November 30,	February 28,
(In thousands)	2013	2013
Crushed stone, agricultural lime, and sand	$77,162	$76,927
Safety equipment	12,921	16,057
Parts, tires, and supplies	11,702	11,331
Raw materials	10,211	9,247
Concrete blocks	3,369	4,210
Building materials	3,812	3,921
Other	2,844	3,451
	$122,021	$125,144

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	November 30,	February 28,
(In thousands)	2013	2013
Limestone and sand acreage	$144,630	$144,076
Land, buildings and building improvements	100,828	100,074
Crushing, prestressing, and manufacturing plants	332,343	326,066
Contracting equipment, vehicles and other	299,494	300,450
Construction in progress	1,779	5,680
Property, plant and equipment	879,074	876,346
Less: Accumulated depreciation and depletion	(526,666)	(504,478)
Property, plant and equipment, net	$352,408	$371,868

For three months ended November 30, 2013 and 2012 depreciation expense was $10.7 million and $12.5 million, respectively.  For the nine months ended November 30, 2013 and 2012, depreciation expense was $33.7 million and $35.4 million, respectively.

The Company recorded an asset impairment of $0.5 million related to equipment in the traffic safety services and equipment segment sold in August 2013.

Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  There were no changes to the carrying value of goodwill during the nine months ended November 30, 2013.  Management continues to monitor the impact of market and economic events to determine if it is more likely than not that the carrying value of these reporting units has been impaired.  The timing of a sustained recovery in the construction industry will have a significant effect on the fair value of the Company’s reporting units. A decrease in the estimated fair value of one or more of the Company’s reporting units as a result of changes in future earnings, interest rates, market trends and/or cash flows could result in the recognition of goodwill impairment.

In the fourth quarter of fiscal year 2013, we completed our annual goodwill impairment testing.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology is being amortized over a straight-line basis of 15 years. The customer relationships are being amortized on a straight-line basis over 20 years.  As a result of the annual impairment review completed as of February 28, 2013, the Company concluded that an indefinite useful life was no longer supported for trademarks and they are now being amortized over 30 and 50 years.

For the three months ended November 30, 2013 and 2012, amortization of intangible assets was $0.2 million. For the nine months ended November 30, 2013 and 2012, amortization of intangible assets was $0.7 million and $0.5 million, respectively. For the nine months ended November 30, 2012, the Company recorded a $0.3 million impairment of its traffic safety services and equipment segments trademark due to changes in underlying assumptions.

Other Assets

The Company’s long term other assets consist of the following:

	November 30,	February 28,
(In thousands)	2013	2013
Deferred financing fees (less current portion of $3,658)	$11,070	$14,523
Capitalized software (net of accumulated amortization of $1,891 and $1,080, respectively)	8,363	9,211
Cash surrender value of life insurance (net of loans of $3,204 and $0, respectively)	1,072	4,338
Deferred stripping costs	3,876	3,868
Other	3,503	2,512
Total other assets	$27,884	$34,452

New Accounting Standards

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).  This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  This ASU was effective commencing with the three months ending May 31, 2013.  The Company recognizes actuarial gains and losses in Accumulated Other Comprehensive Income as they occur. Accordingly, our adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-2, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives companies the option to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not the indefinite-lived intangible asset is impaired, a quantitative impairment test is required.  However, if it is concluded otherwise, the quantitative test is not necessary.  This ASU was effective commencing with the three months ending May 31, 2013.  We adopted this standard on March 1, 2013, which did not have a material impact on the Company’s consolidated financial statements.

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

The Company believes it has sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under its credit facilities, to fund the business and operations for at least the next 12 months, including capital expenditures and debt service obligations. However, in the past the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future to meet certain covenants as applicable, it cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of the indebtedness under certain credit facilities and a cross default under its other indebtedness, including the Company’s $250 million 11% senior notes due 2018 (the “Notes”) and the Company’s $265.0 million ($301.0 million outstanding as of November 30, 2013) 13% senior secured notes due 2018 (the “Secured Notes”). If the lenders were to accelerate the due dates of the indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding.  This could require the Company to restructure or alter its operations and capital structure. Refer to Note 10. “Subsequent Events” for disclosure of recent changes to the Company's credit facilities.

The Company was required to register and exchange the Secured Notes by March 10, 2013 or be subject to penalty interest.  The Company completed the exchange offer for the Secured Notes on October 30, 2013. The Company incurred $0.8 million in penalty interest.

3.              Accrued Liabilities

Accrued liabilities consisted of the following:

	November 30,	February 28,
(In thousands)	2013	2013
Insurance	$25,823	$19,715
Interest	10,398	18,962
Payroll and vacation	9,530	8,281
Withholding taxes	1,744	1,640
Billings in excess of costs and estimated earnings on uncompleted contracts	6,255	1,529
Contract expenses	515	209
Other	2,618	3,671
Total accrued liabilities	$56,883	$54,007

4.              Long-Term Debt

	November 30,	February 28,
(In thousands)	2013	2013
ABL Facility ($71.8 million available as of November 30, 2013)	$57,973	$24,314
Secured Notes due 2018	300,962	276,925
Notes due 2018	250,000	250,000
Land, equipment and other obligations	18,129	19,005
Obligations under capital leases	5,810	7,743
Total debt	632,874	577,987
Less: Current portion	(11,401)	(11,342)
Total long-term debt	$621,473	$566,645

Asset-Based Loan Facility

The following is a description our ABL Facility, including all amendments thereto, as of November 30, 2013.

Original Terms

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  As discussed below, as a result of the third amendment to the ABL Facility, a maximum of $145.0 million may be borrowed under the ABL Facility.  The ABL Facility includes a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. The ABL Facility was to mature on March 15, 2017.  We classify borrowings under the ABL Facility as long-term due to our ability to maintain such borrowings on a long-term basis.

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

Borrowings under the ABL Facility are guaranteed on a full and unconditional and joint and several basis by certain of the Company’s existing and future domestic subsidiaries and are secured, subject to certain permitted liens, by first-priority liens on the ABL Priority Collateral and by second-priority liens on the collateral securing the secured notes ("Secured Notes") on a first-priority basis, except for certain real property.

Amendment of ABL Facility

First Amendment

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012, we entered into the first amendment to the ABL Facility to change the required delivery date of our audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements.  Subsequent to the date of the first amendment, we required multiple extensions of time and ultimately filed our audited February 29, 2012 financial statements, our fiscal year 2013 first and second quarter results and financial statements on December 17, 2012, December 26, 2012 and February 22, 2013, respectively.

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and November 30, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with Manufacturers and Traders Trust Company ("M&T") that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of November 30, 2013, M&T had not syndicated the ABL Facility and had not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T. Refer to Note 10. "Subsequent Events" for additional information.

Second Amendment

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

Third Amendment

On May 29, 2013, we entered into the third amendment to the ABL Facility.  Prior to the third amendment, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment, among other things, reduced the minimum excess availability to zero until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio. The Company also agreed to the following additional amendments to the ABL Facility in the third amendment: (i) the aggregate overall amount available for borrowing under the ABL Facility was reduced from $170.0 million to $145.0 million; (ii) the interest rate margin added to applicable LIBOR based borrowings was increased to a fixed 5.00%; (iii) the interest rate margin added to applicable Base Rate borrowings was increased to a fixed 3%; (iv) the 1.25% floor applicable to LIBOR based borrowings was removed; and (v) to the extent that the Company disposes of assets that are ABL priority collateral and certain unencumbered assets, the net cash proceeds will be used to prepay outstanding borrowings under the ABL Facility and the overall ABL Facility will be reduced by $1 for each $1 of assets sold up to $15 million.  The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  Although the overall commitment was reduced from $170.0 million to $145.0 million, because the Company’s borrowing base was below $145.0 million at the time of the third amendment, such reduction had no impact on the Company’s short-term ability to borrow under the ABL Facility.

In connection with the third amendment, we also agreed with M&T that our board of directors would create a "special committee" consisting of our four non-employee directors, which we refer to as the special committee, that engaged an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the "Plan". Under the terms of the third amendment, the Plan must be reasonably acceptable in scope, timing and process to M&T.  On July 18, 2013, the Plan was unanimously approved by the members of the special committee and by our entire board of directors, which authorized the special committee to oversee the implementation of the Plan by management.  On July 19, 2013 the Plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  Refer to Note 10. "Subsequent Events" for additional information. If we fail to meet our covenants in the ABL Facility and our lenders do not agree to a waiver or amendment, then there would be an event of default under our ABL Facility. In such event, if our lenders accelerated the payment of indebtedness under the ABL Facility, such event would result in a cross-default under the Notes and Secured Notes.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable.  The Company paid $0.3 million in fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company also recognized $0.7 million of unamortized deferred financing fees as interest expense during the nine months ended November 30, 2013.

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of November 30, 2013, the Company was in compliance with these affirmative and negative covenants.

Prior to the third amendment to the ABL Facility, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment to the ABL Facility, among other things, reduced the minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio. Refer to Note 10. "Subsequent Events" for additional information.

If at any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.00 to 1.00 for the immediately preceding four fiscal quarters or 12 consecutive months, as applicable.  As of November 30, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.00 to 1.00. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.00 to 1.00, the Company’s available borrowings under the ABL Facility will be reduced by $25.0 million. Refer to Note 10. "Subsequent Events" for additional information.

A fixed charge coverage ratio is also used to determine what advance rates apply in calculating the borrowing base under the ABL Facility, as well as whether the Company can make certain investments, acquisitions, restricted payments, repurchases or increases in the amount of cash interest payments on other indebtedness.  As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent fixed charge coverage ratio. If the calculation of the fixed charge coverage ratio is less than 1.00 to 1.00, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property, plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus, (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.00 to 1.00, if its minimum excess availability reaches $25.0 million (See amendment above).

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

As of November 30, 2013, despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things. Refer to 10. "Subsequent Events" for additional information.

Interest Rate and Availability

As of November 30, 2013, the weighted average interest rate on the ABL Facility was 6.25%.  The effective interest rate, including all fees, for the ABL Facility was approximately 6.8% for the nine months ended November 30, 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

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

On March 4, 2013, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2013 in the form of 5% cash payment and 8% payment in kind, which represents $14.9 million and $23.6 million, respectively. At November 30, 2013, PIK interest was $41.0 million ($36.0 million was recorded as an increase to the Secured Notes and $5.0 million was recorded as a long-term obligation in other liabilities).

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

The Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) and complete an exchange offer for the exchange of the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes (the “Secured Registration Statement”) by March 10, 2013 or be subject to penalty interest. The penalty interest will increase 25 basis points each quarter for four consecutive quarters until it reaches 1% and will remain at 1% until the Company completes the exchange offer for the Secured Notes.  On June 13, 2013, the Company filed the Secured Notes Registration Statement and concluded the exchange offer on October 30, 2013.  For the nine months ended November 30, 2013 the Company incurred $0.8 million of penalty interest.

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

The Company issued the revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $4.6 million and $5.4 million as of November 30, 2013 and February 28, 2013, respectively.  The effective interest rate on these bonds ranged from 0.20% to 0.43% for nine months ended November 30, 2013 and 0.23% to 0.46% for the nine months ended November 30, 2012.  The Company is subject to annual principal maturities each year which, is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdraft liability of $5.8 million and $2.2 million, which is included within the current portion of long-term debt as of November 30, 2013 and February 28, 2013, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2014 and February 28, 2013, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended November 30, 2013 and 2012 were 7.3% and 43.8%, respectively, resulting in tax benefit of $0.4 million and $6.9 million, respectively. The effective income tax rates for the nine months ended November 30, 2013 and 2012 were 12.9% and 41.0%, respectively, resulting in tax benefit of $3.8 million and $12.8 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized.

Cash paid for income taxes were not material for the three and nine months ended November 30, 2013 and 2012, respectively, primarily as a result of net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is shown as pension and profit sharing in our condensed consolidated statements of comprehensive loss. Effective October 1, 2013, the Company froze contributions to its nonqualified benefit plan, reduced the matching contribution rate for its qualified plan and froze certain other hourly and profit share contributions.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and nine months ended November 30, 2013 and 2012, was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Net periodic benefit cost
Service cost	86	$67	$257	$203
Interest cost	100	99	300	297
Expected return on plan assets	(143)	(147)	(431)	(439)
Amortization of prior service cost	17	15	50	45
Recognized net actuarial loss	66	62	198	186
Total pension expense	$126	$96	$374	$292

The Company made contributions to the defined benefit pension plans of approximately $0.2 million during the nine months ended November 30, 2013, and expects to make additional contributions of approximately $0.1 million in the remainder of fiscal year 2014.

7.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive loss or liquidity.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided in the arrangement is $13.6 million and is recorded as part of restricted cash as of November 30, 2013.  Reserves for retained losses within this captive, which are recorded in accrued liabilities in our condensed consolidated balance sheets, were approximately $14.8 million and $10.8 million as of November 30, 2013 and February 28, 2013, respectively.  Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.

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

In prior fiscal periods, the Company reported other revenues separately, which management now includes within the construction materials segment consistent with management's business assessment.  Additionally in the first quarter of fiscal 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal and other administrative costs, unallocated corporate functions and divisional administrative functions.

Operating income for the three months ended November 30, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $3.5 million and $1.3 million for construction materials and heavy/highway construction segments respectively. Operating profit for the nine months ended November 30, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $15.9 million and $3.2 million for construction materials and heavy/highway construction segments, respectively.

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Revenue
Construction materials	$166,235	$142,106	$459,257	$463,452
Heavy/highway construction	92,433	71,969	236,793	234,915
Traffic safety services and equipment	23,108	21,104	74,932	69,219
Other revenues	—	6,735	—	13,885
Segment totals	281,776	241,914	770,982	781,471
Eliminations	(60,430)	(51,678)	(159,527)	(172,712)
Total net revenue	$221,346	$190,236	$611,455	$608,759
Operating income (loss)
Construction materials	$23,883	$9,573	$66,227	$44,861
Heavy/highway construction	4,317	563	7,859	4,661
Traffic safety services and equipment	1,986	875	3,339	(400)
Corporate and unallocated	(16,510)	(9,142)	(49,787)	(22,406)
Total operating income	$13,676	$1,869	$27,638	$26,716

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Depreciation, depletion and amortization
Construction materials	$8,107	$5,831	$25,162	$21,132
Heavy/highway construction	2,088	4,037	5,861	8,854
Traffic safety services and equipment	1,304	2,128	4,664	5,542
Corporate and unallocated	242	1,385	1,303	2,976
Total depreciation, depletion and amortization	$11,741	$13,381	$36,990	$38,504

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

Condensed Consolidating Balance Sheet at November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$73	$3	$1,998	—	$2,074
Restricted cash	1,357	106	13,595	—	15,058
Accounts receivable	117,451	16,402	1,856	(1,843)	133,866
Inventories	109,045	12,976	—	—	122,021
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	13,064	964	—	—	14,028
Other current assets	7,463	948	40	—	8,451
Total current assets	248,453	31,399	18,136	(2,490)	295,498
Property, plant and equipment, net	331,861	20,547	7,120	(7,120)	352,408
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,077	12,235	—	—	20,312
Investment in subsidiaries	82,021	—	—	(82,021)	—
Intercompany receivables	999	25,194	(34)	(26,159)	—
Other assets	26,734	1,150	—	—	27,884
	$781,373	$96,370	$25,222	$(117,790)	$785,175
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,152	$—	$896	$(647)	11,401
Accounts payable - trade	45,476	3,994	231	(1,843)	47,858
Accrued liabilities	38,768	2,943	15,172	—	56,883
Total current liabilities	95,396	6,937	16,299	(2,490)	116,142
Intercompany payables	25,785	95	279	(26,159)	—
Long-term debt, less current maturities	615,512	—	5,961	—	621,473
Intercompany capital leases, less current installments	7,120	—	—	(7,120)	—
Deferred income taxes	41,924	8,413	—	—	50,337
Other liabilities	31,847	663	—	—	32,510
Total liabilities	817,584	16,108	22,539	(35,769)	820,462
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(36,211)	80,262	1,759	(82,021)	(36,211)
Noncontrolling interest	—	—	924	—	924
Total (deficit) equity	(36,211)	80,262	2,683	(82,021)	(35,287)
Total liabilities and deficit	$781,373	$96,370	$25,222	$(117,790)	$785,175

Condensed Consolidating Balance Sheet at February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31	$19	$9,484	$—	$9,534
Restricted cash	1,174	105	8,844	—	10,123
Accounts receivable	39,128	13,129	14	—	52,271
Inventories	109,032	16,112	—	—	125,144
Net investment in lease	—	—	634	(634)	—
Deferred income taxes	11,425	961	—	—	12,386
Other current assets	6,992	1,317	28	—	8,337
Total current assets	167,782	31,643	19,004	(634)	217,795
Property, plant and equipment, net	350,656	21,212	7,589	(7,589)	371,868
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,093	12,907	—	—	21,000
Investment in subsidiaries	81,430	—	—	(81,430)	—
Intercompany receivables	279	19,984	—	(20,263)	—
Other assets	33,252	1,200	—	—	34,452
	$724,720	$92,791	$26,593	$(109,916)	$734,188
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,175	$—	$801	$(634)	$11,342
Accounts payable - trade	18,343	2,044	221	—	20,608
Accrued liabilities	37,640	5,135	11,232	—	54,007
Total current liabilities	67,158	7,179	12,254	(634)	85,957
Intercompany payables	19,984	—	279	(20,263)	—
Long-term debt, less current maturities	559,915	—	6,730	—	566,645
Intercompany capital leases, less current installments	7,589	—	—	(7,589)	—
Deferred income taxes	43,834	8,609	—	—	52,443
Other liabilities	35,723	1,010	—	—	36,733
Total liabilities	734,203	16,798	19,263	(28,486)	741,778
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(9,483)	75,993	5,437	(81,430)	(9,483)
Noncontrolling interest	—	—	1,893	—	1,893
Total (deficit) equity	(9,483)	75,993	7,330	(81,430)	(7,590)
Total liabilities and deficit	$724,720	$92,791	$26,593	$(109,916)	$734,188

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$198,687	$25,950	$1,819	$(5,110)	$221,346
Cost of revenue (exclusive of items shown separately below)	158,526	20,353	1,465	(4,918)	175,426
Depreciation, depletion and amortization	10,392	1,349	—	—	11,741
Equipment and intangible asset impairment	—	—	—	—	—
Pension and profit sharing	1,988	67	—	—	2,055
Selling, administrative and general expenses	16,925	1,940	80	—	18,945
(Gain) loss on disposals of property, equipment and software	(516)	19	—	—	(497)
Operating income (loss)	11,372	2,222	274	(192)	13,676
Interest expense, net	(19,230)	21	(145)	192	(19,162)
Income (loss) before income taxes	(7,858)	2,243	129	—	(5,486)
Income tax expense (benefit)	(401)	—	—	—	(401)
Equity in earnings of subsidiaries	2,200	—	—	(2,200)	—
Net income (loss)	(5,257)	2,243	129	(2,200)	(5,085)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	49	—	—	—	49
Comprehensive income (loss)	(5,208)	2,243	129	(2,200)	(5,036)
Less: comprehensive income attributable to noncontrolling interest	—	—	(172)	—	(172)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(5,208)	$2,243	$(43)	$(2,200)	$(5,208)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$168,021	$22,644	$1,974	$(2,403)	$190,236
Cost of revenue (exclusive of items shown separately below)	138,912	17,383	807	(2,295)	154,807
Depreciation, depletion and amortization	9,445	3,936	—	—	13,381
Equipment and intangible asset impairment	—	—	—	—	—
Pension and profit sharing	1,963	87	—	—	2,050
Selling, administrative and general expenses	15,884	2,128	95	—	18,107
(Gain) loss on disposals of property, equipment and software	15	7	—	—	22
Operating income (loss)	1,802	(897)	1,072	(108)	1,869
Interest expense, net	(17,597)	(69)	(68)	108	(17,626)
Income (loss) before income taxes	(15,795)	(966)	1,004	—	(15,757)
Income tax expense (benefit)	(5,551)	(1,358)	—	—	(6,909)
Equity in earnings of subsidiaries	1,031	—	—	(1,031)	—
Net income (loss)	(9,213)	392	1,004	(1,031)	(8,848)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	46	—	—	—	46
Comprehensive income (loss)	(9,167)	392	1,004	(1,031)	(8,802)
Less: comprehensive income attributable to noncontrolling interest	—	—	(365)	—	(365)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(9,167)	$392	$639	$(1,031)	$(9,167)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$539,523	$78,212	$7,125	$(13,405)	$611,455
Cost of revenue (exclusive of items shown separately below)	429,231	61,837	6,164	(13,050)	484,182
Depreciation, depletion and amortization	32,197	4,793	—	—	36,990
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	6,254	253	—	—	6,507
Selling, administrative and general expenses	49,261	6,777	294	—	56,332
(Gain) loss on disposals of property, equipment and software	(510)	(136)	—	—	(646)
Operating income (loss)	23,090	4,236	667	(355)	27,638
Interest expense, net	(57,271)	(78)	(264)	355	(57,258)
Income (loss) before income taxes	(34,181)	4,158	403	—	(29,620)
Income tax expense (benefit)	(3,714)	(111)	—	—	(3,825)
Equity in earnings of subsidiaries	3,591	—	—	(3,591)	—
Net income (loss)	(26,876)	4,269	403	(3,591)	(25,795)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	148	—	—	—	148
Comprehensive income (loss)	(26,728)	4,269	403	(3,591)	(25,647)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,081)	—	(1,081)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(26,728)	$4,269	$(678)	$(3,591)	$(26,728)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$540,013	$71,343	$5,927	$(8,524)	$608,759
Cost of revenue (exclusive of items shown separately below)	432,735	56,881	2,135	(8,199)	483,552
Depreciation, depletion and amortization	30,866	7,638	—	—	38,504
Equipment and intangible asset impairment	—	300	—	—	300
Pension and profit sharing	6,213	271	—	—	6,484
Selling, administrative and general expenses	46,115	6,796	298	—	53,209
(Gain) loss on disposals of property, equipment and software	(107)	101	—	—	(6)
Operating income (loss)	24,191	(644)	3,494	(325)	26,716
Interest expense, net	(57,751)	(212)	(343)	325	(57,981)
Income (loss) before income taxes	(33,560)	(856)	3,151	—	(31,265)
Income tax expense (benefit)	(10,006)	(2,819)	—	—	(12,825)
Equity in earnings of subsidiaries	4,110	—	—	(4,110)	—
Net income (loss)	(19,444)	1,963	3,151	(4,110)	(18,440)
Unrealized actuarial gains (losses) and amortization of prior service costs, net of income tax	137	—	—	—	137
Comprehensive income (loss)	(19,307)	1,963	3,151	(4,110)	(18,303)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,004)	—	(1,004)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(19,307)	$1,963	$2,147	$(4,110)	$(19,307)

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(19,836)	$2,842	$2,989	$(3,000)	$(17,005)
Cash flows from investing activities
Capital expenditures	(14,040)	(2,872)	—	—	(16,912)
Proceeds from sale of property and equipment	786	15	—	—	801
Change in cash value of life insurance	3,266	—	—	—	3,266
Change in restricted cash	(183)	(1)	(4,751)	—	(4,935)
Net cash used in investing activities	(10,171)	(2,858)	(4,751)	—	(17,780)
Cash flows from financing activities
Proceeds from revolving credit	252,739	—	—	—	252,739
Repayment of revolving credit	(215,418)	—	—	—	(215,418)
Proceeds from issuance of long-term debt	563	—	—	—	563
Repayment of long-term debt	(4,562)	—	(674)	—	(5,236)
Payments on capital leases	(3,023)	—	—	—	(3,023)
Debt issuance costs	(250)	—	—	—	(250)
Dividends paid	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(2,050)	—	(2,050)
Net cash provided by (used in) financing activities	30,049	—	(5,724)	3,000	27,325
Net increase (decrease) in cash and cash equivalents	42	(16)	(7,486)	—	(7,460)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$73	$3	$1,998	$—	$2,074

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(13,020)	$2,325	$2,462	—	$(8,233)
Cash flows from investing activities
Capital expenditures	(29,133)	(2,777)	—	—	(31,910)
Proceeds from sale of property and equipment	194	—	—	—	194
Change in cash value of life insurance	(3,013)	—	—	—	(3,013)
Change in restricted cash	(127)	(4)	(2)	—	(133)
Net cash used in investing activities	(32,079)	(2,781)	(2)	—	(34,862)
Cash flows from financing activities
Proceeds from revolving credit	224,413	—	—	—	224,413
Repayment of revolving credit	(283,361)	—	—	—	(283,361)
Proceeds from issuance of long-term debt	268,513	—	—	—	268,513
Repayment of long-term debt	(153,639)	—	(390)	—	(154,029)
Payments on capital leases	(3,846)	—	—	—	(3,846)
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(1,084)	—	(1,084)
Net cash provided by (used in) financing activities	38,018	—	(1,474)	—	36,544
Net (decrease) increase in cash and cash equivalents	(7,081)	(456)	986	—	(6,551)
Cash and cash equivalents
Beginning of period	7,106	476	7,450	—	15,032
End of period	$25	$20	$8,436	$—	$8,481

10.	Subsequent Events

On December 13, 2013, the Company entered into the fourth amendment to the ABL Facility, containing modifications which the Company negotiated with Fortress Credit Corp. (the “New Lender”). In connection with the fourth amendment, the New Lender agreed to an assignment of all of the outstanding loans and commitments under the ABL Facility by M&T to the New Lender.
The fourth amendment retains the overall $145.0 million amount of the ABL Facility by providing a term loan in the amount of $85.0 million, with a revolving credit commitment of $60.0 million. The Company had approximately $50.0 million outstanding under the ABL Facility immediately prior to the fourth amendment.
The combined term loan and revolving credit borrowings will continue to be subject to a borrowing base formula. The fourth amendment increases the advance rates that are applicable while the fixed charge coverage ratio is less than 1.00 to 1.00 as follows: (i) as to eligible accounts receivable, from 70% to 77.5%; and (ii) as to eligible inventory, from 40% to 50%. The advance rates as to eligible real estate remains the same. In addition, the fourth amendment retains the March 15, 2017 maturity date.
The fourth amendment extends the date after which the Company must comply with a fixed charge coverage ratio of 1.00 to 1.00 if it does not maintain minimum excess availability of $25.0 million by one year, until November 30, 2015.
The fourth amendment also terminates the fee letter and supplemental fee letter between M&T and the Company, which letters purported to give M&T the ability to modify the terms of the ABL Facility, subject to certain limitations. The fourth amendment further removes the obligation that the Company’s previously disclosed business plan focused on cost reductions and operational efficiencies must be reasonably acceptable in scope, timing and process to M&T.

Outstanding balances under the term loan and the revolving credit facility will bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate plus 5.0% or (b) a LIBOR rate (but not less than 1.25%) plus 7.00%. The unused portion of the revolving credit commitment will be subject to a commitment fee at a rate of 2.00% per annum.
Until M&T is replaced as the letter of credit issuing bank under the ABL Facility, the letter of credit sublimit under the ABL Facility is reduced from $15.0 million to $12.5 million, but the fourth amendment gives the Company the ability to obtain letters of credit from third parties to compensate for such reduction. To the extent that the Company posts cash collateral in order to procure the issuance of letters of credit (either under the ABL Facility or by third parties up to agreed limits), there will be an increase in the borrowing base equal to the amount by which such cash collateral exceeds the face amount of such letters of credit, not to exceed 3.00% of the face amount of such letters of credit. M&T is obligated to remain as Issuing Bank and Agent until March 31, 2014 unless a replacement issuing bank or successor agent, as applicable, has been appointed, and to provide cash management services to the Company until the six month anniversary of the fourth amendment effective date. The fourth amendment removes the swing line facility.
While the Company believes that the amended ABL Facility will allow it to meet its longer term liquidity requirements, it continues its previously announced efforts to refinance the ABL Facility in order to obtain increased liquidity at lower cost. There can be no assurances that the Company will be able to obtain such refinancing on favorable terms or at all. The Company will pay a 1.00% prepayment premium if it refinances the ABL Facility on or prior to January 31, 2014 (or on or prior to February 14, 2014 if the Company has posted a non-refundable deposit equal to such prepayment premium by January 31, 2014). The following premiums otherwise apply to prepayments of the term loan and reductions of the revolving commitments: (w) five percent (5.00%) on or prior to the first anniversary of the fourth amendment effective date, (x) three percent (3.00%) after the first anniversary of the fourth amendment effective date but on or prior to the second anniversary of the fourth amendment effective date, (y) one percent (1.00%) after the second anniversary of the fourth amendment effective date but on or prior to the third anniversary of the fourth amendment effective date and (z) zero percent (0%) after the third anniversary of the fourth amendment effective date.
In connection with certain mandatory prepayments of the term loan, there will be an increase to the revolving credit commitments in the amount of such prepayments to preserve availability under the ABL Facility.

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

Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Our contracts frequently call for retainage (a specified percentage withheld from each payment) until the contract is completed and the work accepted by the customer.

Almost all of our products are produced and consumed outdoors. Our financial results for any quarter do not necessarily indicate the results expected for the year because seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Normally, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector. Our primary balance sheet accounts, such as accounts receivable and accounts payable, vary greatly during these peak periods, but return to historical levels as our operating cycle is completed each fiscal year. Thus, the results from operating for the nine months ended November 30, 2013 are not indicative of full year results.

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

We are encouraged by the new $2.3 billion Transportation Bill adopted by the Commonwealth of Pennsylvania (the "Transportation Bill"), but to date we have not experienced the impact of this momentous legislation. Market conditions remained challenging through the first nine months of fiscal year 2014 although improved weather conditions in the third quarter helped boost revenue. We also experienced a one-time unanticipated increase in activity during the third quarter, however it is too early to determine if a positive trend has emerged. Competition remains strong as a result of the weak public and private sector demand, with residential and commercial contractors bidding aggressively on projects, which continues to affect our profitability.

As our operating season is effectively complete, we look to diligently control costs through the winter months and continue to enhance our cost savings and operational efficiency plan. We are also continuing to focus on remediating the material weaknesses in our internal controls and implementing the ERP at the remaining locations of the Company. We believe that the combination of a single ERP platform with strong internal controls will enhance our financial as well as management reporting which will in turn provide us more reliable and timely information to run the business.

Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head-count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. ("Eastern"), and Martin Limestone, Inc. ("Martin"), into a new East division and, NESL operating business and Valley Quarries, Inc. ("Valley") into a new West division.  This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making.

While we have decided to realign divisions for management purposes, we will continue to market and sell under the various brands that we have today, including ASTI Transportation Systems Inc., Buffalo Crushed Stone Inc., Eastern, Martin, NESL Operations, Precision Solar Controls Inc. ("PSC"), Protection Services Inc. ("PSI"), Valley, Newcrete Products and Work Area Protection Corp. ("WAPCO").  We believe that these brands are known in the market and have reputations which we value and will keep.

We believe the Plan and activities to date will reduce pre-tax operating costs by at least $30 million annually commencing in fiscal year 2015 and will be composed of head-count, operational consolidation, administrative and benefit structure savings.  We are currently working to identifying additional savings associated with the Plan.  We believe the restructuring associated with the activities to date is expected to result in one-time pre-tax charges of approximately $5.0 to $6.0 million, comprised of approximately $2.0 to $2.5 million for severance and related benefit costs and $3.0 to $3.5 million in other cash charges. The foregoing savings do not include potential asset sales, although we are continuing to evaluate the sale of non-core assets as part of enhancing overall liquidity. During the first nine months we expensed approximately $4.0 million primarily attributable to severance and outside advisory services related to the implementation of the plan.

Transportation Bill

On November 25, 2013, Governor Tom Corbett signed into law the Transportation Bill, which we believe is the most significant transportation funding package the Commonwealth of Pennsylvania has enacted in recent times.
    In summary, the Transportation Bill represents a five-year, additional $2.3 billion funding plan which directs money in the following many ways. The $2.3 billion in additional revenues will be generated from increases to user fees which include fuel taxes, registration and licensing fees, and various traffic violation fines, surcharges and permits. We have not experienced any incremental revenue associated with the Transportation Bill in the nine months ended November 30, 2013.
While we have just begun the process of analyzing how the new law will impact the highway construction industry for years to come, much of the decisions regarding future letting schedules and specific project selections have yet to be determined and finalized by PennDOT.  Because the revenues increase over the course of the next five years, we expect this to be an ongoing process as PennDOT evaluates what additional projects they can move to construction. PennDOT’s anticipated 2014 letting forecast of $1.5 billion will increase to approximately $2.0 billion as a result of the Transportation Bill.  PennDOT plans to direct the additional $500.0 million in lettings in 2014.  Under the new law, PennDOT is granted $500.0 million in additional bonding authority to allow it to expedite projects while additional revenues flow to the Commonwealth.  PennDOT has not announced its plans or schedule of how it will use such bonding authority to advance construction projects.
Executive Summary

The following is an income statement summary for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 and a cash flow summary for the nine months ended November 30, 2013 as compared to the nine months ended November 30, 2012.

•	Net revenue increased $31.1 million (16.4%);

•	Operating income increased $11.8 million (621.1%);

•	Net interest expense increased $1.6 million (9.1%);

•	Net cash used in operating activities increased $8.8 million; and

•	Cash used in investing activities decreased $17.1 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Net revenue	$221,346	$190,236	$611,455	$608,759
Cost of revenue (exclusive of items shown separately below)	175,426	154,807	484,182	483,552
Depreciation, depletion and amortization	11,741	13,381	36,990	38,504
Equipment and intangible asset impairment	—	—	452	300
Pension and profit sharing	2,055	2,050	6,507	6,484
Selling, administrative and general expenses	18,945	18,107	56,332	53,209
(Gain) loss on disposals of property, equipment and software	(497)	22	(646)	(6)
Operating income	13,676	1,869	27,638	26,716
Interest expense, net	(19,162)	(17,626)	(57,258)	(57,981)
Loss before income taxes	(5,486)	(15,757)	(29,620)	(31,265)
Income tax expense (benefit)	(401)	(6,909)	(3,825)	(12,825)
Net Loss	$(5,085)	$(8,848)	$(25,795)	$(18,440)

The tables below disclose revenue and operating data for our reportable segments before certain inter and intra segment eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations. Net revenue and operating income exclude inter-segment sales and delivery revenues and costs. We also operate ancillary port operations and certain rental operations, which are included in construction materials (other non-core business operations for fiscal year 2013) line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

Prior to fiscal year 2014, the Company reported other revenues separately, which management now includes within the construction materials segment.  Additionally, in the first quarter of fiscal year 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal and other administrative costs, unallocated corporate functions and divisional administrative functions. Operating profit for the three months ended November 30, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $3.5 million and $1.3 million for construction materials and heavy/highway construction. Operating profit for the nine months ended November 30, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $15.9 million and $3.2 million for construction materials and heavy/highway construction segments.

The following table summarizes our segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Segment Revenue
Construction materials	$166,235	$142,106	$459,257	$463,452
Heavy/highway construction	92,433	71,969	236,793	234,915
Traffic safety services and equipment	23,108	21,104	74,932	69,219
Other revenues	—	6,735	—	13,885
Segment totals	281,776	241,914	770,982	781,471
Inter-segment eliminations	(60,430)	(51,678)	(159,527)	(172,712)
Total net revenue	$221,346	$190,236	$611,455	$608,759

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Segment Revenue:
Construction materials	59.0%	58.8%	59.6%	59.2%
Heavy/highway construction	32.8%	29.7%	30.7%	30.1%
Traffic safety services and equipment	8.2%	8.7%	9.7%	8.9%
Other revenues		2.8%		1.8%
Segment totals	100.0%	100.0%	100.0%	100.0%

     The following table summarizes the segment cost of revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Segment Cost of Revenue
Construction materials	$132,210	$118,472	$363,168	$369,827
Heavy/highway construction	85,726	65,226	220,622	218,172
Traffic safety services and equipment	17,920	17,140	59,919	56,139
Other revenues	—	5,647	—	12,126
Segment totals	235,856	206,485	643,709	656,264
Eliminations	(60,430)	(51,678)	(159,527)	(172,712)
Total cost of revenue	$175,426	$154,807	$484,182	$483,552

     The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2013
Cost of Revenue as Percent of Revenue (before eliminations)
Construction materials	79.5%	83.4%	79.1%	79.8%
Heavy/highway construction	92.7%	90.6%	93.2%	92.9%
Traffic safety services and equipment	77.5%	81.2%	80.0%	81.1%

The following table summarizes the segment operating income:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Operating income (loss):
Construction materials	$23,883	$9,573	$66,227	$44,861
Heavy/highway construction	4,317	563	7,859	4,661
Traffic safety services and equipment	1,986	875	3,339	(400)
Other non-core business operations	—	827	—	538
Segment totals	30,186	11,838	77,425	49,660
Corporate and unallocated	(16,510)	(9,969)	(49,787)	(22,944)
Total operating income	$13,676	$1,869	$27,638	$26,716

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Revenue

Total net revenue increased $31.1 million or 16.4% to $221.3 million for the three months ended November 30, 2013 compared to $190.2 million for the three months ended November 30, 2012.  The increase in revenue was driven primarily by favorable weather conditions and unanticipated one-time activity in the construction materials and heavy/highway construction segments resulting in a year-to-date catchup.

Segment revenue for our construction materials business increased $24.1 million, or 17.0% to $166.2 million for the three months ended November 30, 2013 compared to $142.1 million for the three months ended November 30, 2012.  Prior to fiscal year 2014, the Company reported other revenues separately, which management now includes within the construction materials segment. Therefore, on a comparative basis this increase was $17.4 million.  Revenue increased for most product lines for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase in revenue was attributable primarily to increased sales of aggregates with the volume of tons shipped and consumed increasing by approximately 21.4% for the three months ended November 30, 2013 compared to the three months ended November 30, 2012.

Segment revenue for our heavy/highway construction business increased $20.4 million, or 28.3% to $92.4 million for the three months ended November 30, 2013 compared to $72.0 million for the three months ended November 30, 2012.  The increase in revenue was driven by our ability to complete more work in the three months ended November 30, 2013 compared to the three months ended November 30, 2012 primarily due to one-time unanticipated projects and favorable weather conditions.

Segment revenue for our traffic safety services and equipment businesses increased $2.0 million, or 9.5% to $23.1 million for the three months ended November 30, 2013 compared to $21.1 million for the three months ended November 30, 2012.  The increase was attributed to the increase of internal sales related primarily to the increase in heavy/highway construction; external sales remained relatively flat when compared to the three months ending November 30, 2012.

Cost of Revenue

Total cost of revenue increased $20.6 million or 13.3% to $175.4 million for the three months ended November 30, 2013 compared to approximately $154.8 million for the three months ended November 30, 2012.  Cost of revenue as a percentage of sales decreased 2.1% to 79.3% for the three months ended November 30, 2013 compared to 81.4% for the three months ended November 30, 2012.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 3.9% to 79.5% for the three months ended November 30, 2013 compared to 83.4% for the three months ended November 30, 2012.  Segment cost of revenue as a percentage of segment revenue decreased primarily from increased sales volumes over similar fixed costs.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 2.1% to 92.7% for the three months ended November 30, 2013 compared to 90.6% for the three months ended November 30,

2012. The increase in segment cost of revenue as a percentage of segment revenue was primarily attributable to the timing and completion of lower margin jobs in our eastern markets.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue decreased 3.7% to 77.5% for the three months ended November 30, 2013 compared to 81.2% for the three months ended November 30, 2012. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to relatively stable sales with improvements in cost controls.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.7 million, or 12.7% to $11.7 million for the three months ended November 30, 2013 compared to $13.4 million for the three months ended November 30, 2012. The decrease was primarily attributable to $1.2 million of depreciation in the prior year that did not recur in the current year related to capitalized asset retirement obligations and assets related to a previous acquisition that were fully depreciated in the current year.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $0.8 million, or 4.4% to $18.9 million for the three months ended November 30, 2013 compared to $18.1 million for the three months ended November 30, 2012. The increase was primarily attributable to strategic consulting expenses, partially offset by a decrease in bonuses and legal and accounting fees.

Operating Income

     Operating income for our construction materials business increased $14.3 million, or 149.0% to $23.9 million for the three months ended November 30, 2013 compared to $9.6 million for the three months ended November 30, 2012.  There were $3.5 million of allocated indirect costs included in operating income for the three months ended November 30, 2012, which were included in corporate and unallocated for the three months ended November 30, 2013.  Operating income for construction materials on a comparative basis increased $10.8 million, or 82.4%, primarily driven by increased profit attributable to aggregates and hot mix asphalt.  Operating income on a comparative basis for aggregates increased $5.9 million and hot mix asphalt increased $2.4 million both increases due primarily to increased volumes with similar fixed costs.

Operating income for our heavy/highway construction business increased $3.7 million to $4.3 million for the three months ended November 30, 2013 compared to operating income of $0.6 million for the three months ended November 30, 2012.  The increase is partially attributable to $1.3 million of allocated indirect costs included in operating income for the three months ended November 30, 2012.  Operating income on a comparative basis increased $2.4 million due to the general timing of the completion of various jobs and change orders.

Operating income for our traffic safety services and equipment businesses increased $1.1 million to $2.0 million for the three months ended November 30, 2013 compared to $0.9 million for the three months ended November 30, 2012.  The increase in profitability is attributable primarily to improvements in cost controls.

Interest Expense, net

Net interest expense increased $1.6 million, or 9.1% to $19.2 million for the three months ended November 30, 2013 compared to $17.6 million for the three months ended November 30, 2012 due primarily to increased overall indebtedness in the current period.

Income Tax Benefit

The income tax provision for the three months ended November 30, 2013 and November 30, 2012 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended November 30, 2013 and 2012 were 7.3% and 43.8%, respectively, resulting in tax benefit of $0.4 million and $6.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

Nine Months Ended November 30, 2013 Compared to Nine Months Ended November 30, 2012

Revenue

Total net revenue increased $2.7 million or 0.4% to $611.5 million for the nine months ended November 30, 2013 compared to $608.8 million for the nine months ended November 30, 2012.

Segment revenue for our construction materials business decreased $4.2 million, or 0.9% to $459.3 million for the nine months ended November 30, 2013 compared to $463.5 million for the nine months ended November 30, 2012.  Prior to fiscal year 2014, the Company reported other revenues separately, which management now includes within the construction materials segment. Therefore, on a comparative basis segment revenue decreased by $18.0 million.  This decrease was primarily attributable to decreased hot mix asphalt revenue of $24.5 million, or 12.6% due to lower volumes shipped and consumed as a result of the completion of a large interstate job in our northern markets in the prior year and diminished demand in our central markets. The decrease in hot mix asphalt segment revenue was partially offset by a $4.1 million increase in aggregates revenue.

Segment revenue for our heavy/highway construction business increased $1.9 million, or 0.8% to $236.8 million for the nine months ended November 30, 2013 compared to $234.9 million for the nine months ended November 30, 2012. Although we continue to experience strong competition, as well as a reduced number of projects, in the public and commercial markets, revenue increased slightly due primarily to one-time unanticipated activity and favorable weather conditions in the third quarter of fiscal year 2014 which allowed us to complete more work.

Segment revenue for our traffic safety services and equipment businesses increased $5.7 million, or 8.2% to $74.9 million for the nine months ended November 30, 2013 compared to $69.2 million for the nine months ended November 30, 2012. The increase was attributed to several factors including the continued benefits of previously introduced product offerings and increased market share in certain locations and favorable weather conditions in the third quarter of fiscal year 2014.

Cost of Revenue

Total cost of revenue increased $0.6 million or 0.1% to $484.2 million for the nine months ended November 30, 2013 compared to $483.6 million for the nine months ended November 30, 2012.  Cost of revenue as a percentage of sales decreased 0.2% to 79.2% for the nine months ended November 30, 2013 compared to 79.4% for the nine months ended November 30, 2012.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 0.7% to 79.1% for the nine months ended November 30, 2013 compared to 79.8% for the nine months ended November 30, 2012. This decrease resulted primarily from increased volumes with the fixed cost structure remaining flat.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue were relatively flat at 93.2% for the nine months ended November 30, 2013 up from 92.9% for the nine months ended November 30, 2012.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue decreased 1.1% to 80.0% for the nine months ended November 30, 2013 compared to 81.1% for the nine months ended November 30, 2012. The improvement is attributable to diligent cost controls.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.5 million, or 3.9% to $37.0 million for the nine months ended November 30, 2013 compared to $38.5 million for the nine months ended November 30, 2012. The decrease was primarily attributable to $1.2 million of depreciation in the prior year that did not recur in the current year related to capitalized asset retirement obligations and assets related to a previous acquisition were fully depreciated in the current year.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $3.1 million, or 5.8% to $56.3 million for the nine months ended November 30, 2013 compared to $53.2 million for the nine months ended November 30, 2012. The increase was primarily attributable to higher professional fees related to accounting and compliance and strategic consulting fees of $4.4 million and $1.5 million, respectively which was partially offset by a decrease of approximately $3.0 million in ERP expenses.

Operating Income

Operating income for our construction materials business increased $21.3 million, or 47.4% to $66.2 million for the nine months ended November 30, 2013 compared to $44.9 million for the nine months ended November 30, 2012. The increase was attributable to $15.9 million of allocated indirect costs included in operating income for the nine months ended November 30, 2012, which were included in corporate and unallocated for the nine months ended November 30, 2013. Operating income on a comparative basis increased $5.4 million, or 8.9%, primarily driven by increased aggregates operating income, partially offset by decreased hot mix asphalt operating income.  Operating income from aggregates on a comparative basis increased $8.1 million due primarily to increased volumes with similar fixed costs. Operating income from hot mix asphalt on a comparative basis decreased $4.9 million due primarily to decreased volumes.

Operating income for our heavy/highway construction business increased $3.2 million to $7.9 million for the nine months ended November 30, 2013 compared to operating income of $4.7 million for the nine months ended November 30, 2012. The increase in profitability is attributable to $3.2 million of allocated indirect costs included in operating income for the nine months ended November 30, 2012.  Operating income on a comparative basis was flat.

Operating income for our traffic safety services and equipment businesses increased $3.7 million to $3.3 million for the nine months ended November 30, 2013 compared to a loss of $0.4 million for the nine months ended November 30, 2012. The increase in profitability is attributable primarily to increased revenues and improvements in cost controls.

Interest Expense, net

Net interest expense decreased $0.7 million, or 1.2% to $57.3 million for the nine months ended November 30, 2013 compared to $58.0 million for the nine months ended November 30, 2012. This decrease is primarily a result of the write-off of deferred financing fees in the prior year of $6.4 million associated with the refinancing which we did not incur in the current period, largely offset by increased interest expense incurred during the nine months ended November 30, 2013 due to increased overall indebtedness.

Income Tax Benefit

The income tax provisions for the nine months ended November 30, 2013 and 2012 consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the nine months ended November 30, 2013 and 2012 were 12.9% and 41.0%, respectively, resulting in tax benefit of $3.8 million and $12.8 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected income tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe are not more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that it has determined is more likely than not to be realized as a result of a state income tax law change that occurred during the nine months ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under our credit facilities. As of November 30, 2013, we had borrowed $58.0 million under the ABL Facility with 71.8 million available under the third amendment to the ABL Facility as discussed below. As of November 30, 2013, we had $2.1 million in cash and cash equivalents and working capital of $179.4 million as compared to $9.5 million in cash and cash equivalents and working capital of $131.8 million as of February 28, 2013. We maintain company owned life insurance policies with cash surrender values (“CSV”) from which we obtained $3.2 million of cash in the form of a loan against the $4.3 million of CSV which was used for working capital purposes.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Restricted cash balances of $15.1 million and $10.1 million as of November 30, 2013 and February 28, 2013, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals.

Asset-Based Loan Facility

The following is a description of our ABL Facility, including all amendments thereto, as of November 30, 2013. On December 13, 2013, we entered into the fourth amendment to the ABL facility which modified certain of the terms described below. A detailed description of these modifications is provided below. Refer to Note. 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

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

Amendment of ABL Facility

First Amendment

The ABL Facility contained a covenant that required us to deliver our fiscal year 2012 annual financial statements to the lender by May 29, 2012. On September 7, 2012, we entered into the first amendment to the ABL Facility to change the required delivery date of our audited February 29, 2012 financial statements and the required delivery date of our first and second quarter results and financial statements.  Subsequent to the date of the first amendment, we required multiple extensions of time and ultimately filed our audited February 29, 2012 financial statements, our fiscal year 2013 first and second quarter results and financial statements on December 17, 2012, December 26, 2012 and February 22, 2013, respectively.

As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent Fixed Charge Coverage Ratio as described above.  We were subject to the adjusted borrowing base calculation as of February 28, 2013 and November 30, 2013.  The first amendment added a 1.25% floor to LIBOR for purposes of determining the interest rate applicable to LIBOR based borrowings, which was later removed in the third amendment discussed below.

In connection with the first amendment to the ABL Facility, we also agreed with M&T that, in the event M&T is unable to reduce its final participation in the ABL Facility to no more than $75.0 million during the primary syndication of the ABL

Facility by December 15, 2012, M&T would be entitled to add or modify terms of the ABL Facility that were previously prohibited from being added or modified, including but not limited to the advance rates, certain covenants and the interest and fees payable. As of November 30, 2013, M&T had not syndicated the ABL Facility and had not modified the terms of the ABL Facility.  See the discussion below concerning the potential modifications by M&T. Refer to Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

Second Amendment

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

Third Amendment

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

In connection with the third amendment, we also agreed with M&T that our board of directors would create a special committee consisting of our four non-employee directors, which we refer to as the "special committee", that engaged an adviser to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the "Plan". Under the terms of the third amendment, the Plan must be reasonably acceptable in scope, timing and process to M&T.  On July 18, 2013, the Plan was unanimously approved by the members of the special committee and by our entire board of directors, which authorized the special committee to oversee the implementation of the Plan by management. On July 19, 2013 the Plan was submitted to M&T for its review and on August 15, 2013, M&T informed the Company that the Plan is not acceptable in scope, timing and process.  The Company believes that the concerns with the Plan expressed by M&T go beyond scope, timing and process.  The Company is currently engaged in discussions with M&T to resolve differences over the Plan and is confident that those differences will be resolved. Refer to Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information. If we fail to meet our covenants in the ABL Facility and our lenders do not agree to a waiver or amendment, then there would be an event of default under our ABL Facility. In such event, if our lenders accelerated the payment of indebtedness under the ABL Facility, such event would result in a cross-default under the Notes and Secured Notes.

The third amendment did not change other significant terms of the ABL Facility such as the maturity, borrowing base formula, and covenants, as applicable. The Company paid $0.3 million fees to effect the third amendment to the ABL Facility and as a result of the reduction in the maximum borrowings of the ABL Facility the Company also recognized $0.7 million of unamortized deferred financing fees as interest expense during the nine months ended November 30, 2013.

Availability of ABL Facility and Covenants

The ABL Facility includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our guarantors to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) issuances of equity that have mandatory redemption or put rights prior to the maturity of the ABL Facility and (viii) providing negative pledges to third parties.  As of November 30, 2013, the Company was in compliance with these affirmative and negative covenants.

Prior to the third amendment to the ABL Facility, if the Company had less than $25.0 million of availability under the ABL Facility at any point in time, it would be obligated to comply with a fixed charge coverage ratio.  The third amendment to the ABL Facility, among other things, reduced the minimum excess availability threshold for the fixed charge coverage ratio until November 30, 2014, effectively increasing the Company’s short-term borrowing availability by allowing it to borrow up to the entire amount of the ABL Facility without needing to comply with a fixed charge coverage ratio. Refer to Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

If at any time after November 30, 2014 excess availability is less than the greater of (i) $25.0 million or (ii) 15.0% of the lesser of the commitments and the borrowing base, the Company must comply with a minimum fixed charge coverage ratio test of at least 1.00 to 1.00 for the immediately preceding four fiscal quarters or twelve consecutive months, as applicable.  As of November 30, 2013, the Company’s Fixed Charge Coverage Ratio was below 1.00 to 1.00. The practical result will be that after November 30, 2014, so long as our fixed charge coverage ratio as calculated pursuant to the covenant remains less than 1.00 to 1.00, our available borrowings under the ABL Facility will be reduced by $25.0 million.

A fixed charge coverage ratio is also used to determine what advance rates apply in calculating the borrowing base under the ABL Facility, as well as whether the Company can make certain investments, acquisitions, restricted payments, repurchases or increases in the amount of cash interest payments on other indebtedness.  As part of the first amendment to the ABL Facility entered into on September 7, 2012, the borrowing base formula under the ABL Facility became subject to adjustment based on the most recent fixed charge coverage ratio. If the calculation of the fixed charge coverage ratio is less than 1.00 to 1.00, the borrowing base will be equal to the sum of (a) the lesser of (i) $56.0 million (from $65.0 million) and (ii) 65% (from 75%) of the appraised value of the eligible real property, plus (b) 70% (from 85%) of the outstanding balance of eligible accounts receivable plus, (c) 40% (from 60%) of eligible inventory, minus (d) reserves imposed by the agent of the ABL Facility in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, minus (e) reserves imposed by the agent to the ABL Facility with respect to branded inventory in its sole discretion.

The applicability of the Company’s fixed charge coverage ratio is conditional upon reaching the minimum excess availability.  As a result of the third amendment, the Company has a minimum excess availability of zero (reduced from $25.0 million) until November 30, 2014, effectively eliminating the need to comply with a fixed charge coverage ratio.  After this date, the Company may be subject to a fixed charge coverage ratio of 1.00 to 1.00, if its minimum excess availability reaches $25.0 million (See amendment above).

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

As of November 30, 2013 despite M&T’s inability to successfully syndicate the ABL Facility, the terms of the ABL Facility have not been modified by M&T.  However, should M&T choose to exercise its right to add or modify terms of the
ABL Facility, borrowings under the ABL Facility may be subject to terms less favorable than the current terms of the ABL Facility which could negatively impact our financial position, cash flows and results of operations. Furthermore, such modifications may require us to renegotiate the terms of the ABL Facility or obtain additional financing. We may not be able to obtain such modifications or additional financing on commercially reasonable terms or at all. If we are unable to obtain such modifications or additional financing, we would have to consider other options, such as the sale of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things. Refer to 10. "Subsequent Events: for additional information.

Fourth Amendment

On December 13, 2013, we entered into the fourth amendment to the ABL Facility, containing modifications which it negotiated with Fortress Credit Corp. (the “New Lender”). In connection with the fourth amendment, the New Lender agreed to an assignment of all of the outstanding loans and commitments under the ABL Facility by M&T to the New Lender. Refer to Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

Interest Rate and Availability

As of November 30, 2013, the weighted average interest rate on the ABL Facility was  6.25%. The effective interest rate, including all fees, for the ABL Facility, was approximately 6.8% for the nine months ended November 30, 2013. As discussed above, we recently amended our ABL Facility to fix the interest rate margin added to LIBOR based borrowings at 5.0%, fix the interest rate margin added to base rate borrowings at 3.0% and remove the 1.25% floor applicable to LIBOR based borrowings.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2013 and November 30, 2012.

	Nine Months Ended November 30,
(In thousands)	2013	2012
Net cash (used in) provided by:
Operating activities	$(17,005)	$(8,233)
Investing activities	(17,780)	(34,862)
Financing activities	27,325	36,544
Cash paid for capital expenditures	(16,912)	(31,910)

Operating Activities

Net cash used in operating activities increased $8.8 million to $17.0 million for the nine months ended November 30, 2013 compared to $8.2 million for the nine months ended November 30, 2012. Cash used in operating activities increased primarily as a result of change in working capital, mostly driven by increased activity in the quarter ending November 30, 2013, combined with opening balance sheet differences. Revenue in quarter ended February 29, 2012 was 13.0% higher than revenue in quarter ended February 28, 2013

Investing Activities

Net cash used in our investing activities decreased $17.1 million to $17.8 million in the nine months ended November 30, 2013 compared to $34.9 million in the nine months ended November 30, 2012. Net cash used improved primarily due to reduced capital expenditures of $15.0 million and a positive $6.3 million change year over year related to cash surrender value of  insurance activity.  These reductions in investment spending were partially offset by increased cash collateral of $4.8 million related to our captive insurance arrangement.

Financing Activities

Net cash provided by financing activities decreased $9.2 million to $27.3 million in the nine months ended November 30, 2013 compared to $36.5 million in the nine months ended November 30, 2012.  The decrease in cash provided by financing activities was primarily due to decreased capital spending and partially offset by additional cash needed for operating activities.

Capital Expenditures

Cash capital expenditures decreased $15.0 million to $16.9 million for the nine months ended November 30, 2013 compared to $31.9 million for the nine months ended November 30, 2012. This decrease was a result of lower spending on manufacturing and other plant related equipment. We expect total cash capital expenditures to be approximately $20.0 - $25.0 million for the fiscal year 2014. We expect cash capital expenditures in fiscal year 2015 to also be approximately $20.0 - $25.0 million.

Long-Term Debt

ABL Facility and Senior Secured Notes

On March 15, 2012, we completed the sale of $265.0 million of  the Secured Notes.  In connection with the sale of the Secured Notes, we also entered into the ABL Facility. We utilized the proceeds from the sale of the Secured Notes and the ABL Facility to prepay all amounts outstanding under our prior credit agreement and certain other debt.

Refer to Note 4. “Long-Term Debt” and Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

Notes Due 2018

In August 2010, we sold $250.0 million aggregate principal amount of the Notes. Interest on the Notes is payable semiannually in arrears on March 1 and September 1 of each year. The proceeds from the issuance of the Notes were used to pay down debt.

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

Changes in Future Contractual Obligations

There were no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Contractual Obligations”, except interest payments as noted below.

The following table presents, as of February 28, 2013, our future interest payments as presented in the Form 10-K.

Total	2015	2016	2017	2018	Thereafter
$242,312	$47,648	$52,336	$54,059	$69,336	$18,933

On December 13, 2013 we entered into the fourth amendment to the ABL Facility. The new agreement replaced the $145.0 million ABL Facility with an $85.0 million term loan and a revolver of $60.0 million. The impact on future interest payments are included in the table below. Refer to Note 10. "Subsequent Events" to the condensed consolidated financial statements for further information.

Total		2015	2016	2017	2018	Thereafter
$262,333	*	$54,193	$58,719	$60,389	$71,079	$17,953

* Future interest payments were calculated based upon $85.0 million outstanding using the applicable fixed and floating rates charged by our lender as of the date of the refinancing. The primary cause for the increase in future interest payments relates to the increase in the outstanding balance of the credit facility compared to the prior year.

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 0.5% and 3.5%. We have outstanding letters of credit of $17.4 million and $11.9 million at November 30, 2013 and February 28, 2013, respectively, which were not included in our Consolidated Balance Sheets.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of November 30, 2013, we have $58.0 million in indebtedness outstanding under our ABL Facility subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate  $0.6 million change in our annual interest expense in total on our ABL Facility.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30,

2013. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2013, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

We did not maintain an effective control environment primarily attributable to the following:

•
We did not maintain an effective control environment that consistently emphasized adherence to GAAP. This control deficiency, which was identified in 2011 by the Company’s independent auditors and elevated to a material weakness in fiscal 2012 in part because of difficulties encountered with the ERP implementation, led to adjustments identified by both management and the Company’s independent auditors during the fiscal year 2013, 2012 and 2011 financial closing and reporting process. None of these adjustments resulted in the requirement to restate previously issued financial statements.

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment where needed to further strengthen competencies. As of this filing, the procedures and select policies are final and available to employees on the company’s dedicated policy and procedure intranet site. We have completed the related internal control design and implementation activities that include financial statement analytical review, and disclosure review. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

As noted in our remediation plan below, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit Director, Internal Audit resource and have appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment where needed to further strengthen competencies. Therefore these areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education.  Additionally, we have augmented these resources with support from third party professional finance resources.

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

As noted in our remediation plan below, we are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions for fiscal year-end 2014. As of this filing, formal procedures and select policies have been approved by the respective business leaders and communicated. We plan to complete policy implementation and our testing of internal control effectiveness for year-end 2014.

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

As noted in our remediation plan below, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. As of this filing, formal procedures and select policies have been approved by the respective business leaders and communicated. We plan to complete policy implementation and our testing for effectiveness for year-end 2014.

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

As noted in our remediation plan below, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a series of management reports to augment our analytical processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, account reconciliation review, inventory cycle counts, numerous review and approval controls in these areas, and an internal control certification. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

As noted in our remediation plan below, we have hired an experienced Director of Internal Audit and an Internal Audit resource. An internal audit function was formally in place and provided updates to the Board of Directors for the quarterly period ended November 30, 2013. As of this filing, the internal audit function reports to the Audit Committee.

We did not maintain effective controls over risk assessment:

•
We did not maintain processes to evaluate certain business and related fraud risks which may have an impact on the integrity of financial reporting. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls and was identified as a material weakness during the fiscal 2012 year-end financial reporting process by management.

As noted in our remediation plan below, we have developed a risk assessment process as part of our remediation efforts. We continue to refine this process as we monitor risks on an informal and formal basis. An internal audit function was formally in place and aids managements in the risk assessment process. This function provided updates to the Board of Directors for the quarterly period ended November 30, 2013.

We did not maintain effective controls over information and communication:

•
We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our ERP implementation. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues associated with the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in fiscal year 2012, resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

As noted in our remediation plan below, in the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. We expect that remediation will be complete once the ERP has been implemented at other locations in fiscal year 2015.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. Remediation is expected to be completed once the ERP has been implemented at other locations in fiscal year 2015.

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

As noted in our remediation plan below, we have hired new information technology personnel and designated a full-time IT resource to act in an IT governance role, who is responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. We have begun to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We are evaluating segregation of duties and have designed information technology general controls which we have begun implementation. Remediation is expected to be completed once the ERP has been implemented at other locations in fiscal year 2015.

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

We have designed and implemented a journal entry process which includes journal entry review and formal approval. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

We have implemented manual processes and checklists to ensure the proper tracking and elimination of intercompany activity. As of this filing, we have completed internal control design and implementation activities that include financial statement analytical review and the completion and review of intercompany account reconciliation. Further, upon the implementation of the ERP at all locations, an automated process will be implemented to eliminate and track intercompany activity.

•
We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year-end financial closing and reporting processes.

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools as of the first quarter of fiscal year 2014. As of this filing, we have completed internal control design and implementation activities that have formalized the review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

This material weakness related to recorded revenue existed at our Traffic Safety locations. At the Traffic Safety locations during the first quarter of fiscal year 2014 we began implementation of a new billing system and updated and documented our revenue procedures. As of this filing, we have completed internal control design and implementation activities that have formalized the review and approval process by appropriate personnel that include price, invoice, shipment, adjustments and account reconciliation reviews. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

We have developed integrity reports for the locations utilizing the new ERP to ensure subledger activity is properly posted to the general ledger. As of this filing, we have completed internal control design and implementation activities that include the review of customer accounts receivable aging for appropriateness, formal approval of accounts receivable write-offs, and accounts receivable reconciliation review. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

We established a manual review process during the fourth quarter of fiscal year 2013 to review capital expenditures and formalized the capital expenditure policy which was approved by the Board of Directors during the first quarter of fiscal year 2014. As of this filing, we have completed internal control design and implementation activities that include the review and approval of additions, disposals, construction in process and repair expenditures. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

Management has not implemented any new material capitalized software projects since fiscal year 2013. Additionally, we have implemented a capital expenditure policy approved by the Board of Directors during the first quarter of fiscal year 2014. As of this filing, we have completed internal control design and implementation activities that include the review and approval of additions, disposals, construction in process and repair expenditures. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

We have implemented physical inventory observation procedures at certain locations in lieu of a failed perpetual system. We have created system reports to provide inventory information at our Traffic Safety locations to identify and assess lower of cost or market and obsolete inventory issues. Additionally, we have contracted for third party physical inventory observations to be performed at our quarry locations twice a year. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

While not fully implemented, we have established a manual process to review asset retirement obligations related activity. We expect to formally document the controls to ensure robust review procedures are implemented for fiscal year-end 2014. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

As mentioned above, we have implemented monthly physical inventory observations at certain locations of the Company. As of this filing, we have completed internal control design and implementation activities that include inventory cycle counts. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

In addition to the implementation of integrity reports for locations operating on the new ERP, we have also established training, reports, and procedures around the accounts payable and accrual process as of the first quarter of fiscal year 2014. As of this filing, we have completed internal control design and implementation activities that include the review and approval of accruals and accounts payable reconciliation. We plan to complete our testing of internal control effectiveness for year-end 2014.

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

We have contracted third party advisors to provide training and support related to our tax provision preparation. As of this filing, we have completed internal control design activities that include tax filing, provision and disclosure review. Remediation is expected to take place in fiscal year 2015.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and as of the first quarter of fiscal year 2014 we have begun restructuring personnel and duties to address the deficiencies. Remediation will be completed once the ERP has been implemented at other locations in fiscal year 2015.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended November 30, 2013, are fairly stated in all material respects.

Plans for Remediation of Material Weaknesses

At the direction and with the full support of executive management, we continue our efforts to improve our internal control over financial reporting through the execution of our company wide remediation plan. This plan focused on internal control over financial reporting and leverages specialized third party resources and key personnel across locations, functions and various levels of management based on the Committee of Sponsoring Organizations (“COSO”) Internal Control- Integrated Framework. This framework has provided our management with a basis to perform a risk based evaluation of its control environment involving internal controls over financial reporting and develop the remediation plan. The plan includes the identification and design of key controls, documentation of processes, targeted training, as well as the creation of related policies and procedures. We are leveraging technology through the use of an electronic tool to monitor key control activities and are implementing our testing strategy that is overseen by our Director of Internal Audit. In the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. In addition, over the past year, we have made progress in improving our internal control processes and procedures, including documenting our business processes. We continue to execute on the remediation plan approved by our Board of Directors with the Director of Internal Audit providing updates. The Steering Committee continues to provide oversight and direction, with accountability to the Board of Directors, for the remediation of the material weaknesses. Specific initiatives to date have been focused on the following:

•
We have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Director of Internal Audit, Internal Audit resource and have appointed a new Chief Financial Officer. These areas continue to improve through our hiring efforts and through the use of supplemental professional finance resources.  The formal testing and evaluation of changes in this area were tested successfully. Management continues to evaluate personnel and augment where needed to further strengthen competencies

•	We have hired a third party advisor, who assisting management with its remediation efforts.

•	We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation.

•
We have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company.

•	We have implemented a series of management reports to augment our analytical processes.

•	We have developed a risk assessment process as part of our remediation efforts and continue to refine as we monitor risks on an informal and formal basis as our remediation efforts progress.

•
We have completed internal control design and implementation activities and are in the process of testing of internal control effectiveness. The formal testing and evaluation of these controls are expected to be completed for fiscal year-end 2014.

The following remediation efforts have been completed or are expected to be completed for fiscal year-end 2014:

•
We continue implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions. As of this filing, formal procedures and select policies have been approved by the respective business leaders and communicated.

•
We performed a review and continue to evaluate existing Accounting, Tax and Information Technology Department personnel with the goals of enhancing our complement of resources with a higher degree of accounting and internal control knowledge, experience, and training.

•
We are documenting and formalizing our period end financial reporting processes, including the implementation of a monthly close checklist and formal policies and procedures concerning journal entries, account reconciliations, accrued expenses and estimates. We anticipate this will increase the accuracy and efficiency of our monthly close process.

•
We are implementing policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of generally accepted accounting principles for business transactions. As of this filing, the procedures and select policies are final and available to employees on our dedicated policy and procedure intranet site.

•
We are implementing policies and procedures to ensure revenue is properly valued and recognized. The formal testing and evaluation of these controls are expected to be completed in early  fiscal year 2015. As of this filing, the procedures are final and available to employees, as well as several key policies.

•

•
Although every employee signs a code of ethics when hired, we are instituting an annual code of ethics review process for key management employees to reinforce, both internally and externally, our commitment to a strong, effective control environment, with high ethical standards and financial reporting integrity.

The following remediation efforts are expected to be completed by fiscal year-end 2015:

•
We are implementing procedures and controls to manage segregation of duties risk within the organization and to ensure that any issues with information technology general controls are identified, formalized and remediated throughout the organization. Remediation will take place once the ERP has been implemented at other locations in fiscal year 2015

We believe the plan described above, as implemented, will improve the design and operating effectiveness of our internal control over financial reporting. As we continue our remediation efforts over internal control over financial reporting, we will perform additional procedures to confirm that our financial statements continue to be fairly stated in all material respects. As detailed above, we do not anticipate that we will be able to remediate all of the material weaknesses during our fiscal year ending February 28, 2014.

Changes in Internal Control Over Financial Reporting

We maintained an internal audit or similar function for the period ended November 30, 2013. We have an adequate independent, objective body to assess, monitor, and evaluate the intended operating effectiveness of controls or to conduct operational audits for the identification of recommendations to improve operating effectiveness of the organization. This function provides updates to the Board of Directors and presently reports to the CFO. As of this filing, the internal audit function reports to the Audit Committee. Management has concluded that this is no longer a material weakness.

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
10.1
Amendment No. 4 to Credit Agreement, dated as of December 13, 2013, by and among New Enterprise Stone & Lime Co., Inc., as Borrower, the subsidiary guarantors party thereto, Manufacturers and Traders Trust Company, as Agent and the other lender parties signatory thereto (includes Exhibit A to Amendment No 4, the amended and restated Credit Agreement) (incorporated by reference from the Company's current report on Form 8-K file No. 133-176538) filed on December 19, 2013).

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: January 13, 2014	By:	/s/Albert L. Stone
Albert L. Stone
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 4 to Credit Agreement, dated as of December 13, 2013, by and among New Enterprise Stone & Lime Co., Inc., as Borrower, the subsidiary guarantors party thereto, Manufacturers and Traders Trust Company, as Agent and the other lender parties signatory thereto (includes Exhibit A to Amendment No 4, the amended and restated Credit Agreement) (incorporated by reference from the Company's current report on Form 8-K file No. 133-176538) filed on December 19, 2013).

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