Form 10-K
period 2014-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2014-05-21
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended February 28, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☒  No ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

The  registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of February 28, 2014, there was no established public market for the registrant’s Class A Voting and Class B Non-Voting Common Stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of May 21, 2014, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended February 28, 2014 (“fiscal year 2014”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

PART I
Item 1.                                    BUSINESS.

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 10 crushed stone producers based on tonnage of crushed stone produced and one of the top 50 highway contractors based on revenues in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of: aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; ready mixed concrete production; and the production of concrete products. Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in fiscal year 2014 approximately 55% to 60% of our revenue was derived from public sector end-use markets and 40% to 45% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

Through four generations of family management, we have grown both organically and by acquisitions and now operate, own or lease, 57 quarries and sand deposits, 30 hot mix asphalt plants, 17 fixed and portable ready mixed concrete plants, 3 concrete products production plants, 3 lime distribution centers and 6 construction supply centers. Our traffic safety services and equipment business operates five manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record

Corporate Information

New Enterprise Stone & Lime Co., Inc. (which we refer to as "NESL" or the "Company") is a Delaware corporation initially formed as a partnership in 1924. Our principal executive offices are located at 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, PA 16664, and our telephone number is (814) 766-2211.

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

Pennsylvania, which was the third largest producer of construction aggregates and the sixth largest producer of concrete in the United States in 2013, is located between the major consumer markets of the eastern United States and the large agricultural and industrial regions of the Midwestern United States, with an extensive and heavily utilized interstate system connecting the two. In addition, the state has a widely dispersed and dense rural population that requires approximately 120,000 miles of paved roads throughout the state that must be maintained on a regular basis. A high percentage of the state’s roads are built in frost susceptible areas which, when subject to the typical freeze-thaw cycles of Pennsylvania’s climate, create excess pavement stresses, deformation and surface degradation, all requiring road maintenance.

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

The level of state spending on infrastructure varies across the United States and depends on the needs and economies of individual states. However, a large part of any state’s public expenditure on transportation infrastructure is a factor of the amount of federal funds it receives for such purposes. During its fiscal year ended June 30, 2012, PennDOT spent approximately $6.3 billion on transportation projects and administration. In addition, the Pennsylvania Turnpike Commission, the roads of which are located near many of our facilities, receives toll revenue less susceptible to variations in state funding which it utilizes for its maintenance and construction operations. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 is $6.8 billion, approximately 90% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system. The New York Thruway, also in our market area, is a toll road with dedicated funding outside of the New York Department of Transportation.

On November 25, 2013, Governor Tom Corbett signed into law the House Bill 1060 (the "Transportation Bill") which we believe is one of the most significant transportation funding package the Commonwealth of Pennsylvania has enacted in recent times. In summary, the Transportation Bill provides an additional $2.3 billion per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. Of this amount, $1.65 billion per year is earmarked for highways and bridges by 2017, with an additional $220 million per year for local government highway and bridge projects. The monies to fund this program are already being collected as increases in user fees went into effect on January 1, 2014.

We are analyzing how the new law will impact the highway construction industry, and many of the decisions regarding future letting schedules and specific project selections have yet to be determined and finalized. Because the amounts available increase over the course of the next five years, we expect this to be an ongoing process as PennDOT evaluates what additional projects they can move off the drawing board into construction. As a direct result of the Transportation Bill, PennDOT has indicated they anticipate their 2014 letting will be approximately $2.0 billion, a $500 million increase from the previous year. Based on our historical performance, we believe we have the opportunity to increase revenue by up to $50 million in fiscal year 2015.

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

United States housing starts peaked in 2005 at just over 2.0 million units. From 2007 to 2009, housing starts declined approximately 25% to 40% in each year.  Housing starts began to increase modestly in 2010 and 2011, with an approximate 6% and 4%, increase, respectively, and then increased significantly at a rate of 28% and 18%, in 2012 and 2013, respectively, according to the National Association of Homebuilders. The housing starts in the Pennsylvania market in which we operate had a similar decline and rebound. We believe lower home prices and attractive mortgage interest rates are positive factors that should continue to impact single-family housing construction in 2014 and beyond.

Consistent with past cycles of private sector construction, private non-residential construction remained strong after residential construction peaked in 2006. However, in late 2008, contract awards for non-residential buildings in the United States peaked. By April 2011, contract awards for non-residential construction had declined approximately 40% from its peak in 2008 and then began to rise modestly at the end of 2011, continuing into 2013.

Our Competitive Strengths

The following characteristics provide us with competitive advantages relative to others that operate in our markets. While our competitors may possess one or more of these strengths, we believe we are a leader in our markets because of our full complement of these attributes. Our strengths include:

Leading Market Positions

We are one of the top 10 crushed stone producers based on tonnage of crushed stone produced and one of the top 50 largest highway contractors based on revenues in the United States, according to industry surveys. These leading market positions are driven by our regionally focused operational footprint, which facilitates efficient, low-cost product delivery and responsiveness to customer demands, which are essential to maintaining existing customers and securing new business.

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

Favorable Market Fundamentals

We work extensively for PennDOT and other governmental entities within Pennsylvania which are responsible for the state’s roads and highways. Pennsylvania’s diversified economy is heavily reliant on the state’s approximately 120,000 miles of interstate, state and local roads, and approximately 32,000 state and local bridges. Pennsylvania has the nation’s sixth largest gross state product and the nation’s eleventh largest road network, which serves as a critical highway transportation route connecting Midwestern manufacturing centers and the northeast corridor. The Pennsylvania State Transportation Advisory Committee, in its report dated May 2010, identified over $3.5 billion of annual unmet state and local highway and bridge funding needs in excess of currently available funding levels. In a recent Pennsylvania Senate Transportation Committee Report, approximately 23% of the state owned roads were rated poor and 18% and 34% of the state and local owned bridges, respectively, were rated structurally deficient.  In November 2013, Governor Corbett signed into law the Transportation Bill which provides an additional $2.3 billion per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. The market for highway and bridge construction in Pennsylvania is favorably impacted by this new state legislation. We believe our construction materials locations, understanding of various specifications, project management and skilled labor position us to take advantage of these favorable dynamics and enable us to provide competitive bids on most public sector projects in Pennsylvania.

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

Experienced and Dedicated Management Team
Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul Detwiler, Jr., and our Vice Chairman, Donald Detwiler, have spent their entire careers working at NESL (55 and 48 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul Detwiler, III and Jeffrey Detwiler hold senior management positions, with Paul Detwiler, III serving on our Board of Directors, our Executive Committee, and as our Chief Executive Officer and President, having joined us in 1981. Albert Stone became our Chief Financial Officer on March 22, 2013. Mr. Stone has been in the aggregates and heavy/highway construction business since 1986. Our senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our segments and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in over 20 years.

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

Drive Profitable Growth Through Reinvestment

Through over 89 years of operations, we have developed significant experience and expertise in identifying and executing new growth opportunities. We expect to continue to enhance our overall competitive position and customer base by reinvesting in our business. We also anticipate that we will leverage our experience to develop more greenfield quarry locations within or adjacent to our current markets.

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

Transportation infrastructure projects represent a substantial portion of the overall U.S. infrastructure market. These projects are driven by both state and federal funding programs. During 2012, the U.S. Congress passed a two year funding bill, Moving Ahead for Progress, or MAP-21, which provides relatively flat infrastructure funding for Pennsylvania as compared to the previous federal allocation. With approximately 120,000 miles of interstate, state and local roads and approximately 32,000 state and local bridges, Pennsylvania currently has the fifth largest allocation of the Federal Highway Trust Fund budget, receiving approximately $1.6 billion annually.

In addition to federal funding, highway construction and maintenance funding is also available through state agencies. In Pennsylvania, new highway and bridge construction and maintenance is coordinated by PennDOT. During its fiscal year ended June 30, 2012, PennDOT spent approximately $6.3 billion on transportation projects and administration. Typically the federal government funds a portion of PennDOT’s annual budget, while Pennsylvania funds the balance through the Motor License Fund ("MLF"). MLF funds are mandated per the state constitution to fund expenditures on highways and bridges and may not be reallocated to other state funding needs in the annual budgeting process. The Pennsylvania Turnpike Commission has a budget that is currently separate from PennDOT. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2013 was $6.8 billion, approximately 90% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system.

On November 25, 2013, Governor Tom Corbett signed into law the Transportation Bill which we believe is one of the most significant transportation funding package the Commonwealth of Pennsylvania has enacted in recent times. In summary, the Transportation Bill provides an additional $2.3 billion per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. Of this amount, $1.65 billion per year is earmarked for highways and bridges by 2017, with an additional $220 million per year for local government highway and bridge projects. The monies to fund this program are already being collected as increases in user fees went into effect on January 1, 2014.

PennDOT and the Pennsylvania Turnpike Commission have historically provided consistent demand for construction materials and projects in our markets. In addition, we also bid on purchase order contracts for hot mix asphalt and aggregates supplied directly to PennDOT maintenance districts and municipalities.

Construction Materials

Aggregates

The aggregates industry generated over $18.6 billion in sales through the production and shipment of 2.0 billion metric tons in 2013 in the United States, according to the United States Geological Survey, which we refer to as USGS. Aggregates include materials such as gravel, crushed stone, limestone and sand, which are primarily incorporated into construction materials, such as hot mix asphalt, cement and ready mixed concrete. Aggregates are also used for various applications and products, such as railroad ballast, filtration, roofing granules and in solutions for snow and ice control. The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone valued at $11.0 billion in 2013 in the United States.

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

The demand for aggregates is a function of several factors, including transportation infrastructure spending and changes in population density. In the past few years, the recession in the United States has led to a decrease in overall private construction activity. Despite the increase in federal stimulus spending, public construction activity has also suffered a decline over this period. Crushed stone production was about 1.20 billion tons in 2013, an increase of 3% compared with that of 2012. Apparent consumption also increased to about 1.25 billion tons. Demand for crushed stone was slightly higher in 2013 because of record demand in the third quarter of the year which offset the slowdown in activity that some of the principal construction markets had experienced during the previous four quarters. Long-term increases in construction aggregates demand will be influenced by activity in the public and private construction sectors, as well as by construction work related to security measures being implemented around the nation. The underlying factors that would support a rise in prices of crushed stone are expected to be present in 2014, especially in and near metropolitan areas. The crushed stone industry continued to be concerned with environmental, health, and safety regulations. Shortages of crushed stone in some urban and industrialized areas are expected to continue to increase owing to local zoning regulations and land-development alternatives. These issues are expected to continue and to cause new crushed stone quarries to be located away from large population centers. The estimated total annual production for consumption of construction aggregates in 2013 increased, compared with that of 2012, in 30 of the 50 States for which estimates were made. The five leading states, in descending order of total annual output for 2013, were Texas, California, Pennsylvania, Missouri, and Ohio. Their combined total annual output was 598 Mt, an estimated increase of a little greater than 4% when compared with that of 2012. With U.S. economic activity slowly improving, construction sand and gravel output for 2013 increased about 3% compared with that of 2012. The total number of employees in the U.S. construction sand and gravel industries continue to increase from the low employment figure in 2012. Growth in housing starts in 2013 is increasing demand for construction sand and gravel in many states. Growth was also seen in some nonresidential construction, especially within the sectors of communications, power generation, and non-highway transportation.

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

Asphalt pavement is one of the building blocks of the United States. The United States has more than 2.6 million miles of paved roads and highways, 93% of which are surfaced with asphalt.

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

Ready Mixed Concrete

Demand for ready mixed concrete is driven by its highly versatile end use applications. The ready mixed concrete industry generated approximately $30 billion in sales in 2013, according to the National Ready Mixed Concrete Association. Ready mixed concrete is created through the combination of coarse and fine aggregates with water, various chemical admixtures and cement. Given the high weight-to-value ratio, delivery of ready mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 - minute window in which newly mixed concrete must be poured to maintain quality and desired performance characteristics. Most industry participants produce ready mixed concrete in batch plants and use concrete mixer trucks to deliver the concrete to customers’ job sites. Ready mixed concrete, which is poured in place at a construction site, can compete with other precast concrete products and concrete masonry block products.

According to the National Ready Mixed Concrete Association, it is estimated that there are approximately 5,500 ready mixed concrete plants in the United States. The North American ready mixed concrete industry is highly fragmented. Given that the concrete industry has historically consumed approximately 75% of all cement produced annually in the United States, many cement companies choose to be vertically integrated. Additionally, we face competition from precast concrete manufacturers.

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

Heavy/Highway Construction

Heavy/highway construction businesses provide a broad range of transportation and site preparation construction services, including grading and drainage, building bridge structures and concrete and blacktop paving services. While we provide services for a range of projects from driveway construction to the construction of new interstate highways, our business is primarily focused on structures, road construction and maintenance and blacktop/concrete paving. In general, the highway construction industry’s growth rate is directly related to federal and state transportation agencies’ funding of road, highway and bridge maintenance and construction. While public sector spending for highway construction has increased over the past two years, primarily as a result of federal stimulus money released under the American Recovery and Reinvestment Act, the simultaneous decrease in private sector spending has resulted in a contraction of the overall market. In Pennsylvania, public spending on third-party highway construction in 2013 was approximately $1.7 billion due to reallocation of funds by the state that shifted funds from certain other existing projects. Public spending on third-party highway construction for 2014 is budgeted at approximately $2.0 billion.

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

Our Aggregate Operations

Aggregate Products

We mine limestone, sandstone, dolomite, clay, gravel, white quartzite and other natural resources from 42 quarries and sand deposits throughout Pennsylvania and western New York. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.  According to the USGS, we were the tenth largest crushed stone producer in the United States in 2012.

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

Aggregate Reserves
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 123 years at current production levels. See “Item 2 - Properties.”

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

Aggregate Competition
The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2013 in the United States. This fragmentation is a result of the cost of transporting aggregates, which limits producers to a market area within 100 miles of their production facilities.

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

As part of our vertically integrated structure, we operate, own or lease 30 hot mix asphalt plants and seven blacktop paving divisions.

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

We operate 17 fixed and portable ready mixed concrete plants for highway paving and bridge construction.

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

Our Concrete Products Operations

Our Precast/Prestressed Products Operations

We produce precast/prestressed concrete components for highway bridges and various commercial structures, including I-beams, box beams, double tee beams, stadium risers, prison cells and wall panels. Each of these products is manufactured pursuant to unique specifications for each particular job. Prestressed concrete units can then be used in the construction of bridges, modular correctional facilities, parking structures and sports facilities. Our ready mixed concrete operations supply the high strength mixes used in the precast/prestressed beams, stadium risers, prison cells and wall panels we produce. Our sales staff works with our engineers and production staff to maximize value and reduce overall construction time. Our precast/prestressed manufacturing and sales facility is located in Roaring Spring, Pennsylvania with an additional sales office in Center Valley, Pennsylvania. Our manufacturing facility produces prestressed concrete bridge beams and a number of commercial structural building components.

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

Our Masonry Block Operations

We operated our masonry block operation from three facilities located in Pennsylvania. During the fourth quarter of fiscal year 2014, the Company received an offer to purchase the block manufacturing operations at the New Holland location. In addition to the sale of the block manufacturing facilities, the agreement contained certain non-compete provisions which required the Company to close one facility as of the settlement date. The final sale was consummated on March 14, 2014 and the total sale price was approximately $8.9 million.

Our Heavy/Highway Construction Operations

Heavy/Highway Construction

Our heavy/highway operations are separated into two basic categories: (i) large heavy/highway projects, which are typically complex roadway and bridge rehabilitation or new construction projects that incorporate all or most of our construction operation disciplines, including grading, drainage, paving, structure work and civil engineering and project management, and (ii) private and non-residential blacktop paving projects or small- and mid-size maintenance projects, which are typically less complex roadway and bridge rehabilitation projects and involve minor bridgework, roadway patching and blacktop paving. In addition, we also provide gas and fiber optic line installation and repair services. These combined operations made us one of the top 50 largest highway contractors in the United States, according to a survey of contractors and design firms published by the Engineering News Record in May 2013.

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
We purchase products from third party manufacturers such as plastic drums, channelizers, sign posts and stands, attenuators, reflective materials and other resale items and resell them to a network of independent distributors. A third party manufactures the barrels and channelizers and the reflective striping is applied at our facilities. The channelizers are produced by a third party vendor on a verbal contract or on a purchase order basis. The attenuators are manufactured by third parties in Salt Lake City, Utah, Somerset, Pennsylvania and Texas. We are not dependent on any one supplier for our purchased products with competitive options for sources of products. 3M Company and CN Brown Plastics accounted for 16% and 8% of our fiscal year 2014 external purchases respectively. No other single supplier accounted for more than 5% of total external purchases for our products.
For more discussion on the Company's manufacturing facilities see the section of this Annual Report on Form 10-K titled "Item 2 Properties".

Traffic Safety Services and Equipment Markets and Sales and Marketing

Our traffic safety equipment is sold nationwide through a network of distributors as well as through our own sales force. Distributors include highway traffic control companies, “Do-It-Yourself” home centers, safety supply, industrial supply, telecommunication supply, contractor equipment and supply. One of our largest customers for this business is Lowe's Companies, Inc.

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
As of February 28, 2014, we had 29 branch offices and sub-offices in the eastern United States. Each location varies slightly in the services they provide so as to best compete in the local market. Generally all regions sell products and install traffic patterns or rent equipment to contractors so they can set their own traffic patterns. Branch offices are overseen by three regional managers who report to our Harrisburg, Pennsylvania office.

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

Construction Backlog

Backlog is our estimate of the revenue that we expect to earn in future periods on projects performed by our heavy construction civil business.  We generally include a project in our contract backlog at the time a contract is awarded.  At February 28, 2014, our backlog was $234.8 million, as compared to $155.7 million at February 28, 2013.

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

Employment
At February 28, 2014, we had approximately 2,900 employees of which approximately 17% are full time salary employees and approximately 83% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

At February 28, 2014, approximately 28% of our total hourly employees were union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 28, 2014:

Union	Contract Status	Number of Employees
New Enterprise Stone & Lime Co., Inc.

The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Local 110 and 453. Select quarries, hot mix asphalt and ready mixed concrete plants	Expires April 30, 2014. Contract currently under negotiations.	299

United Steelworkers Union—Local 00504, Roaring Spring Newcrete plant	Expires March 15, 2014. Contract currently under negotiations.	74

Truck Drivers Local Union No. 449, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America	Expires June 30, 2014.	4

International Union of Operating Engineers—Local 17	Como Park contract expires March 31, 2015, Franklinville contract expires March 31, 2016, Gateway contract expires June 30, 2014 and ABC Paving contract expires March 31, 2014. Contract currently under negotiations.	40

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Wehrle Drive and Barton Road contract expires May 31, 2015.	39

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Olean and Como blacktop and quarry contract expires May 15, 2015.	31

International Brotherhood of Electrical Workers and Northeastern Line Constructors Chapter, NECA	Expires December 31, 2014.	19

Laborers International Union of North America Upstate New York Laborers District Council No. 210	Expires March 31, 2014. Contract currently under negotiations.	9

Kutztown & Oley Quarries, United Steelworkers	Expires May 31, 2014. Contract currently under negotiations.	13

Oley Quarries, United Steelworkers	Expires May 31, 2014. Contract currently under negotiations	11

Little Gap, Whitehall, Ormrod and Nazareth Quarries, Teamster	Expires December 31, 2014.	27

Kutztown, Wescosville, Ormrod and Bethlehem Blacktop, Teamster	Expires January 31, 2016.	10

Wescosville Block, Building and Forms, Teamster	Expires December 31, 2014.	15

Service Division and Eastern Trucking, Teamster	Expires May 31, 2014. Contract currently under negotiations.	21

Elco-Hausman Construction, International Union of Operating Engineers Local Union 542	Expires April 30, 2014. Contract currently under negotiations.	5

Elco-Hausman Construction, Teamsters Local 773	Expires May 31, 2014. Contract currently under negotiations.	4

Elco-Hausman Construction, Laborers Local 158	Expires April 30, 2016.	3

Clifford, Towanda, Sheshequin and Towanda (concrete, Block and Delivery), Unaffiliated Company Collective Bargaining Unit	Expires December 31, 2015.	53

Teamsters Local 110 (Cleveland)	Expires December 31, 2014	4

Teamsters Local 110 (Columbus)	Expires December 31, 2014.	2

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

We are frequently required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamations are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in non-residential or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability. As of February 28, 2014, we have accrued approximately $18.7 million to cover our mine reclamation obligations.

Worker Health and Safety

Our operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Mine Safety and Health Administration and the Occupational Safety and Health Administration, which are likely to become stricter in the future. Failure to comply with these requirements can result in fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe we are in substantial compliance with such requirements but cannot guarantee that violations will not occur which could result in significant costs. We conduct approximately 21,000 hours of annual Mine Safety and Health Administration and Occupational Safety and Health Administration training sessions, as well as weekly tool box talks. Finally, we have safety professionals on staff, as well as a corporate risk manager.

Insurance

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, auto liability, property and medical benefit claims. We utilize an actuary to assist us with estimating the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Although we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. Our Pennsylvania workers compensation claims are self insured for up to $1.0 million per occurrence. We maintain a wholly-owned captive insurance company, Rock Solid Insurance Company, which we refer to as RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto liability and property coverage. Our automobile and general liability policies are currently fully insured in the primary layer, the first $5.0 million, through a deductible reimbursement program with one of our insurance carriers and our subsidiary, RSIC.  Including the workers’ compensation (non-Pennsylvania employees), this casualty program is additionally insured for a maximum annual aggregated loss for $10.0 million and has a multi coverage clash protection for $2.5 million per occurrence. We are liable for up to $0.3 million per year per member for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. We are responsible for the first $0.3 million for each property claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property claim.  Our property insurance coverage then carries a $15.0 million limit per occurrence. Our pollution liability coverage is a three year program with an aggregate $15.0 million limit (policy aggregate of $30.0 million) and a $1.0 million deductible. RSIC is subject to the insurance rules and regulations of the state of South Carolina. The premiums paid annually to RSIC from the Company are determined by a third party actuary.

In addition to the $5.0 million primary insurance coverage, we have an additional $95.0 million of insurance coverage, which is insured by several non-affiliated insurance companies.

Item 1A.                           RISK FACTORS.

Risks Related to Our Business and Industry

Our business depends on activity within the construction industry.

We sell most of our construction materials and traffic safety equipment, and provide all of our heavy/highway construction services, to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the non-residential and residential construction markets, could remain weak and continue to fall if companies and consumers continue to struggle to obtain credit for construction projects or if the slow pace of economic activity continues to delay or cancel capital projects. State and federal budget issues continue to hurt the funding available for infrastructure spending, particularly heavy/highway construction and traffic safety, which constitute a significant portion of our business. Many states, including Pennsylvania, have reduced their construction spending because of budget shortfalls caused by lower tax revenues and uncertainty relating to long-term federal highway funding. There has been a reduction in many states’ investment in highway maintenance. These factors resulted in a continued reduction in our sales during fiscal year 2013, with a slight improvement in 2014 which, combined with a decline in pricing in many of our business units, continues to hurt our business. Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction remain low in our top revenue-generating markets of Pennsylvania and western New York, our business and results of operations continue to be materially adversely affected and there is no assurance that this will not continue to affect our business in the future.

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

These adverse economic factors have in the past, and in the immediate future could continue to, materially adversely affect our financial condition, results of operations, cash flows and liquidity. These factors have also in the past resulted in our inability to meet our covenants under our debt facilities and necessitated our seeking numerous amendments and waivers. Our asset-based revolving credit agreement, dated as of February 12, 2014, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, Wells Fargo Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the "Revolving Credit Agreement" or "RCA"), and our term loan credit and guaranty agreement, dated as of February 12, 2014, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the "Term Loans" and, together with the RCA, the "Credit Facilities"), each contain certain financial covenants, and if we fail to meet these covenants then the lenders under the Credit Facilities can accelerate the indebtedness and exercise other remedies against us. Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures will depend largely upon the availability of financing and our future operating performance.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facilities or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our indebtedness and obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as the sales of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

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

Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development must stay ahead of actual growth. As is the case with the broader industry, we acquire existing quarries and, where practical, extend the permit boundaries at existing quarries and open greenfield sites to continue to grow our reserves. In a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our business and results of operations may be materially adversely affected.

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

We are dependent upon the services of our senior management. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave us, to compete against us or to reduce his involvement could have a material adverse effect on our business.

We may not be able to grow our business effectively or successfully implement our growth plans if we are unable to recruit additional management and other personnel.

Our ability to continue to grow our business effectively and successfully implement our growth strategy is partially dependent upon our ability to attract and retain qualified management employees and other key employees. We believe there are a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. Our inability to attract and retain talented personnel could limit our ability to grow our business.

Labor disputes could disrupt operations of our businesses.

As of February 28, 2014, labor unions represent approximately 28% of our total employees. Our collective bargaining agreements for employees generally expire between 2013 and 2016. Although we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our business, raise costs, and reduce revenues and earnings from the affected locations.

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

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the years ended February 28, 2014 and February 28, 2013 and have a history of material weaknesses and significant deficiencies in our internal control in prior years as well. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to implement methods to document, review and test our control policies, procedures and systems, we may fail to comply in the future with our SEC reporting obligations, including the requirement to provide management’s assessment of our internal control on financial reporting.

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

In addition, we continue to implement an enterprise resource planning system (“ERP”), which is not yet operational across all of our business units. Any impact from the issues we experienced or additional delays in the implementation of this system could cause further disruption of our internal control over financial reporting and cause delays in our ability to adequately assess our internal control over financial reporting. On February 12, 2014, the Company entered into the RCA and Term Loans. The Credit Facilities contain certain financial maintenance and other covenants, including the delivery of financial statements. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and our $265.0 million 13% senior secured notes due 2018 (the “Secured Notes”). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations.

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

We are exposed to risks associated with fluctuations in interest rates in connection with our variable rate debt, including under the Credit Facilities. Any material and untimely changes in interest rates could result in significant losses to us. See “Item 7A —Quantitative and Qualitative Disclosures About Market Risk.”

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

We also operate, own or lease 57 quarries and sand deposits, 30 hot mix asphalt plants, 17 fixed and portable ready mixed concrete plants, 3 concrete products production plants, 3 lime distribution centers and six construction supply centers. For our safety services and equipment business, we conduct operations through five manufacturing facilities and 29 branch offices.
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 123 years at current production levels.

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

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 28, 2014:

The following chart sets forth specifics of our production and distribution facilities:

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2014 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution and CSC (1)	Precast/ Prestressed Concrete
Alfred Station, NY	Owned	Sand and gravel	10	33	0.3
Allentown, PA	Owned	—	—	—	—	X		X	X
Aschom, PA	Owned	Dolomite, Limestone	89	135	0.4	X
Ashford, NY	Owned	—	—	—	—	X
Athens, PA	Owned/Leased(2)	Sand and gravel	2	5	0.3
Bakersville, PA	Owned	Limestone	29	32	0.8	X
Bangor, PA	Leased(3)	Sand and gravel	—	—	—
Bath, PA	Owned	—	—	—	—	X
Bedford, PA	Owned	—	—	—	—				X
Bethlehem, PA	Owned		—	—	—	X
Central City, PA	Owned	Sandstone	14	78	0.2
Chambersburg, PA	Owned	Limestone	47	39	0.8		X
Chambersburg, PA	Owned	—	—	—	—	X
Clayton, DE	Owned	—	—	—	—
Clearfield, PA	Owned		—	—	—
Coal Twp, PA	Owned/Leased(4)	Sandstone	7	45	0.1	X
Como Park, NY	Owned	Limestone	31	77	0.4	X
Coplay, PA	Owned/leased(5)	Limestone, Dolomite	35	53	0.7	X
Cowlesville, NY	(6)	—	—	—	—		X
Delmar, DE	Owned	—	—	—	—				X
Denver, PA	Owned	Limestone	34	57	0.6	X	X		X
Dry Run, PA	Leased/Owned(7)	Limestone	12	89	0.1		X
Ebensburg, PA (Batch)	Owned	—	—	—	—		X
Ebensburg, PA (Pulverizing)	Leased(8)	Processing Facility	—	—	—				X
Egypt, PA	Leased (9)	Limestone	16	61	0.2
Elizabethville, PA	Owned	Sandstone	27	142	0.2	X
Ephrata, PA	Owned	Limestone	103	98	0.8	X
Erie, PA	Owned		—	—	—					X
Fairmont, WV	owned		—	—	—
Fairfield, PA	Owned	Limestone	103	641	0.1
Farmersville, PA	owned	Sand and gravel	—	—	—
Franklinville, NY	Owned	Sand and gravel	32	64	0.5
Frankstown, PA	owned		—	—	—
Gap, PA	Owned	Limestone	26	93	0.3
Gettysburg, PA	Owned	Traprock	64	87	0.4	X
Greencastle, PA	Owned	—	—	—	—		X
Honey Brook, PA	Owned	Sand	88	284	0.3
Kutztown, PA	Owned/Leased(10)	Dolomite	22	31	0.7	X

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2014 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution and CSC (1)	Precast/ Prestressed Concrete
Lackawanna, NY	Owned	Port	—	0	0		X
Ledge, NY	Owned	Limestone/Dolomite	16	40	0.4
Lenoxville, PA	Owned	Sandstone	18	59	0.4	X
Lewisburg, PA	Owned	Limestone	25	35	0.7	X
Lewistown, PA	Owned	Sandstone	—	—	—
Lewistown, PA	Owned	Limestone	—	—	—
Liverpool, PA	Leased(11)	Sandstone	—	—	—
Mainsville, PA	Owned	Sand and gravel	1	11	—
Martins Creek, PA	Owned	Limestone	92	458	0.3
McConnellstown, PA	Owned	Limestone	2	—	—
Middlebury Center, PA	Leased(12)	Sandstone	3	8	0.1
Milroy, PA	Owned/Leased(13)	Limestone	37	120	0.3	X
Mount Cydonia I, PA	Owned	Sandstone	24	49	0.2
Mount Cydonia II, PA	Owned	Sand and gravel	—	20	—
Mount Cydonia III, PA	Owned	Sandstone	7	42	0.1
Narvon, PA	Owned	Clay and Limestone	2	200	—
Nazareth, PA	Owned	Dolomite	4	9	0.4
New Holland, PA	Owned	—	—	—	—		X	X
New Holland, PA	Owned	Limestone	68	100	0.6
New Paris, PA	Owned	Limestone	22	—	—
Nottingham, PA	Owned	—	—	—	—		X
Ogletown, PA	Owned/Leased(14)	Sandstone, Limestone	27	—	—
Olean, NY	Owned	—	—	—	—	X
Oley, PA	Owned	Limestone	53	173	0.3	X
Orbisonia, PA	Owned	Limestone	38	308	0.1
Palmerton, PA	Owned/Leased	Sandstone	—	—	—
Pembroke, NY	owned	Sand and gravel	—	—	—
Roaring Spring, PA	Owned	Dolomite, Limestone	39	25	1.3	X	X			X
Shippensburg, PA	Owned	Limestone	164	252	0.4	X	X
Somerset, PA	Owned	—	—	—	—		X
Sproul, PA	Leased(15)	Limestone	—	—	—
Stevens, PA	Owned	Limestone, Dolomite, High Calcium	65	232	0.2
Towanda, PA	Owned	—	—	—	—	X	X	X	X
Tunkhannock, PA	Leased(16)	Sand and gravel	1	6	0.1
Tyrone Forge, PA	Owned	Dolomite, Limestone	92	89	0.9	X	X
Union Furnace, PA	Owned	Dolomite, Limestone	271	961	0.3
Viola, DE	Owned	—	—	—	—				X
Wehrle Drive, NY	Owned	Limestone	163	136	1.2	X	X
Whitehall, PA	Owned	Limestone	—	—	—
Williamson, PA	Owned	Limestone	43	708	—
Winfield, PA	Owned	Limestone	—	—	—

(1)	Construction Supply Centers

(2)	The term of this lease is May 23, 1996 until all materials subject to the lease have been completely mined or removed from the premises. There are no renewal rights.

(3)	The term of this lease is November 1, 2004 through October 31, 2024. There are no renewal rights.

(4)	The initial term of this lease was May 1, 1989 through May 1, 1990, but the lease automatically renews on a year-to-year basis.

(5)	The term of this lease is March 1, 2002 through February 28, 2020. After the expiration of the term, the lease will continue on a year-to-year basis.

(6)	Cowlesville, NY is owned by a third party who leases the concrete batch plant to the Company. Pursuant to a batch agreement, Area Ready-Mix provides batching services at this plant.

(7)	The term of this lease is April 4, 1996 through April 4, 2016. There are no renewal rights.

(8)	The term of this lease expires December 31, 2021. The lease may be renewed for up to an additional five (5) years.

(9)	The term of this lease is January 1, 2010 through January 1, 2020. The lease shall automatically renew for five additional periods of five (5) years each.

(10)	The term of this lease is November 19, 1976 through November 19, 2056. There are no renewal rights

(11)	The terms for the two leases at this site are both January 1, 2009 through December 31, 2018. Both leases will automatically renew for an additional ten (10) year term.

(12)	The initial term of this lease was June 1, 1986 through June 1, 1991. The lease may be renewed for successive periods of five (5) years. The current term of this lease will expire on May 31, 2016.

(13)	The terms for the two leases at this site will continue until all commercially recoverable limestone has been recovered and removed from the premises. There is no option to renew.

(14)	The term of this lease is January 1, 1999 through January 1, 2019. The lease may be renewed for three (3) additional terms of five (5) years each after the expiration of the initial term.

(15)	The term of this lease is March 5, 1999 through March 5, 2024. The lease may be renewed for an additional twenty-five (25) year term.

(16)	The term of this lease is September 8, 1992 through September 8, 2042. There are no renewal rights.

In addition, we operate three portable ready mixed concrete plants.

The following chart sets forth specifics of our traffic safety equipment manufacturing facilities:

Facility	Owned/Leased	Square Footage
St Charles, Illinois manufacturing facility, warehouse and office space	Owned	49,000 sq. ft.
Harrisburg, Pennsylvania manufacturing facility	Owned	28,000 sq. ft.
Lake City, Florida manufacturing facility	Owned	28,632 sq. ft.
New Castle, Delaware facility and office space	Leased	12,110 sq. ft.
Garland, Texas manufacturing facility	Leased	40,050 sq. ft.

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

PART II

Item 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of common stock of NESL. All of the issued and outstanding common stock of NESL is held by members of the Detwiler family or trusts established by and for members of the Detwiler family. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of May 21, 2014, there were approximately 16 beneficial holders of the common stock.

With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in over twenty years. The indentures governing our notes and the Credit Facilities contain covenants that limit our ability to pay dividends. See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have no equity compensation plans.

Item 6.                                    SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to consolidated financial statements in “Item 8—Financial Statements and Supplementary Data.”

(in thousands)	February 28, 2014		February 28, 2013		February 29, 2012	February 28, 2011		February 28, 2010
Consolidated Statement of Comprehensive (Loss) Income
Revenue	$681,645		$677,090		$705,934	$725,399		$736,857
Operating costs and expenses:
Costs of revenue	556,338		557,503		575,486	578,611		580,612
Depreciation, depletion and amortization	48,792		50,942		51,674	45,917		43,742
Asset impairment	7,636		4,704		1,100	—		—
Pension and profit sharing	7,247		8,325		7,622	8,907		9,690
Selling, administrative and general expenses	77,301		77,138	(5)	64,511	61,547		64,779
(Gain) loss on disposals of property, equipment and software	(891)		323		808	(600)		(261)
Operating income (loss)	(14,778)		(21,845)		4,733	31,017		38,295
Other income (expense):
Interest income	407		140		343	318		593
Interest expense	(86,871)	(3)	(75,987)	(2)	(46,902)	(41,586)	(1)	(29,536)
Total other expense	(86,464)		(75,847)		(46,559)	(41,268)		(28,943)
(Loss) income before income taxes	(101,242)		(97,692)		(41,826)	(10,251)		9,352
Income tax expense (benefit)	(9,099)		(41,558)		(16,397)	(4,478)		392
Net (loss) income	(92,143)		(56,134)		(25,429)	(5,773)		8,960
Noncontrolling interest in net (income) loss	(1,256)		(1,384)		(820)	(1,195)		(1,165)
Net (loss) income attributable to stockholders	$(93,399)		$(57,518)		$(26,249)	$(6,968)		$7,795
Other Financial Data:
Cash capital expenditures (4)	17,207		42,417		43,954	32,706		24,571
Consolidated Balance Sheet Data (end of period):
Cash, restricted cash and cash equivalents	$51,576		$19,657		$25,354	$21,916		$12,573
Accounts receivable, net	61,319		52,271		76,841	67,372		60,087
Inventories	107,313		125,144		132,195	129,422		127,214
Property, plant, and equipment	333,819		371,868		371,574	382,965		390,530
Total assets	$721,938		$734,188		776,322	768,078		750,234
Long-term debt, including current portion	659,966		577,987		529,013	500,846		484,896
Total liabilities	823,274		741,778		726,454	690,907		665,788
Total equity (deficit) and redeemable common stock	$(101,336)		$(7,590)		$49,868	$77,171		$84,446

(1)
The increase in interest expense during fiscal year 2011 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our 11% senior notes due 2018 in August 2010.

(2)
The increase in interest expense during fiscal year 2013 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our 13% senior secured notes due 2018 and the write-off of $6.4 million of unamortized deferred financing fees associated with the debt repaid.

(3)	The increase in interest expense during fiscal year 2014 was a result of an overall increase in borrowings.

(4)	Cash paid for expenditures includes capitalized software expenditures.

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

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and the production of concrete products.  Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in fiscal year 2014 approximately 55% to 60% of our revenue was derived from public sector end-use markets and 40% to 45% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

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

We believe that passage of the Transportation Bill, which became effective in January 2014, will provide an increase in bidding opportunities in our markets. The increased opportunities did not directly impact fiscal year 2014 activities as it came too late in our fiscal year, but we anticipate it will provide an increase to revenue in fiscal year 2015. Market conditions remained challenging throughout the first half of fiscal year 2014. The slow pace of economic recovery and the continued pressure on state budgets limited state spending on public highway construction projects during the bulk of the year. The overall housing market remained weak and private non-residential construction continues to lag. First half volumes were weak, but third quarter private sector spending was strong and we have seen continued positive trends in the market this spring. It remains too soon to determine if the private sector also continues to rebound in fiscal year 2015, but we are encouraged by early activity. Our margins remain under pressure as most of our performed work was secured during the first half of fiscal year 2014 in tighter economic conditions. Mitigating the potential compressed bid margins, we believe our new cost structure has significantly reduced our fixed cost base while targeting operational efficiencies. We believe our fourth quarter results began to benefit from the new cost structure and the benefits will increasingly aid fiscal year 2015 performance.
Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head-count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. ("Eastern"), and Martin Limestone, Inc. ("Martin"), into a new East division and the NESL operating business and Valley Quarries, Inc. ("Valley") into a new West division.  During the fourth quarter of fiscal year 2014, we continued to realign our divisions and combined Buffalo Crushed Stone (“BCS”) into the West division. This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making.

The restructuring associated with the activities to date has resulted in one-time pre-tax charges of approximately $7.1 million, comprised of approximately $3.7 million for severance and related benefit costs and $3.4 million in other cash charges. We believe the Plan and activities to date will reduce pre-tax operating costs by at least $35.0 million annually commencing in fiscal year 2015. The cost reductions are composed of head-count, operational consolidations, administrative and benefit structure savings.  We are currently working to identifying additional savings associated with the Plan. As of February 28, 2014, we had entered into an agreement to sell certain non-core operations for approximately $8.9 million in cash, which was consummated in March 2014. We are continuing to evaluate the sale of non-core assets as part of enhancing overall liquidity.

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

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and other miscellaneous products including concrete products (precast/prestressed structural concrete components) and masonry blocks. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone equipment and devices, including traffic cones, flashing lights, barricades, plastic drums, arrow boards, construction signs and crash attenuators.

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

Depletion of limestone deposits is calculated over proven and probable reserves by the units of production method on quarry-by-quarry basis. Amortization expense is the periodic expense related to our other intangible assets, which were primarily acquired as part of the Stabler acquisition and the amortization of software cost related to our ERP.

•
Pension and profit sharing. We participate in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts. These amounts were determined by the union contracts and we do not administer or control the funds. We also maintain, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings, Additionally, we have two defined benefit pension plans covering certain union employees of one of our divisions located in Buffalo, New York.

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

Executive Summary
The following is a financial summary for the fiscal years ending February 28, 2014, February 28, 2013 and February 29, 2012:

•	Net revenue increased in fiscal year 2014 by $4.5 million to $681.6 million over fiscal year 2013. This is the first year revenue has increased since fiscal year 2009;

•	Cost of revenue decreased year over year from fiscal year 2012 though fiscal year 2014;

•	Cost of revenue as a percent of revenue has remained relatively constant since fiscal year 2012; and

•	SA&G costs increased $0.2 million in fiscal year 2014 and $12.6 million in fiscal year 2013.

Results of Operations

The following table summarizes our operating results on a consolidated basis:

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Revenue	$681,645	$677,090	$705,934
Cost of revenue (exclusive of items shown separately below)	556,338	557,503	575,486
Depreciation, depletion and amortization	48,792	50,942	51,674
Asset impairment	7,636	4,704	1,100
Pension and profit sharing	7,247	8,325	7,622
Selling, administrative and general expenses	77,301	77,138	64,511
Loss (gain) on disposals of property, equipment and software	(891)	323	808
Operating (loss) income	(14,778)	(21,845)	4,733
Interest income	407	140	343
Interest expense	(86,871)	(75,987)	(46,902)
Loss before income taxes	(101,242)	(97,692)	(41,826)
Income tax benefit	(9,099)	(41,558)	(16,397)
Net loss	$(92,143)	$(56,134)	$(25,429)

The tables below disclose revenue and operating data for our reportable segments before certain intra and intercompany eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

Prior to fiscal year 2014, the Company reported other revenues separately, which management now includes within the construction materials segment. Other revenues were approximately $14.6 million in fiscal year 2014. In the first quarter of fiscal year 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal, IT and other administrative costs, unallocated corporate functions and divisional administrative functions. Operating loss for the twelve months ended February 28, 2013 and February 29, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $20.9 million and $3.9 million for construction materials and heavy/highway construction segments. Additionally, prior to fiscal year 2014, management assessed inter-segment equipment costing as part of construction materials operations and now includes the costing within heavy/highway construction. Costing associated with equipment leasing was $3.5 million in fiscal year 2014.

The following table summarizes the revenue by our primary lines of business

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Segment Revenue
Construction materials	$507,957	$505,026	$529,838
Heavy/highway construction	252,310	248,188	268,160
Traffic safety services and equipment	88,834	84,463	82,929
Other revenues *	—	15,264	15,592
Segment totals	849,101	852,941	896,519
Eliminations	(167,456)	(175,851)	(190,585)
Total revenue	$681,645	$677,090	$705,934
* Other revenue of $14.6 million included in construction materials in fiscal year 2014.

The following table summarizes the percentage of revenue by our primary lines of business:

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Segment Revenue:
Construction materials	59.8%	59.2%	59.1%
Heavy/highway construction	29.7%	29.1%	29.9%
Traffic safety services and equipment	10.5%	9.9%	9.3%
Other revenues	—%	1.8%	1.7%
Segment totals	100.0%	100.0%	100.0%

The following table summarizes the operating (loss) income by our primary lines of business

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Segment Operating (loss) income:
Construction materials *	$50,452	$27,567	$36,192
Heavy/highway construction *	2,633	(6,800)	(5,103)
Traffic safety services and equipment	444	(5,769)	(209)
Other non-core business operations	—	747	674
Segment totals	53,529	15,745	31,554
Corporate and unallocated**	(68,307)	(37,590)	(26,821)
Total operating (loss) income	$(14,778)	$(21,845)	$4,733
* Operating loss for the twelve months ended February 28, 2013, as reflected in the financial data above, includes inter-segment equipment costing of $3.5 million favorability in heavy/highway construction segment, which is assessed in construction materials in prior years.
** Operating loss for the twelve months ended February 28, 2013, as reflected in the financial data above, included allocated indirect selling, administrative and general costs of $20.9 million and $3.9 million for construction materials and heavy/highway construction segments.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenue

Total net revenue increased $4.5 million or 0.7% to $681.6 million for the twelve months ended February 28, 2014 compared to $677.1 million for the twelve months ended February 28, 2013. This increase is primarily attributable to increased heavy/highway construction activity of $11.4 million and traffic safety services and equipment activity of $1.5 million offset by decreases in construction materials, primarily attributable to lower hot mix asphalt volume.

Segment revenue for our construction materials business increased $3.0 million or 0.6%, to $508.0 million for fiscal year 2014 compared to $505.0 million for fiscal year 2013. The increase in segment revenue in our construction materials business was primarily attributable to increased revenue of aggregates and ready mixed concretes offset by decreased sales of hot mix asphalt. Sales volumes of aggregates was approximately flat at 16.9 million tons shipped and consumed while the average price per ton shipped and consumed increased 3.7% to $11.58 for fiscal year 2014. Sales volumes of hot mix asphalt decreased 13.0% to 3.1 million tons shipped and consumed, the average price per ton was approximately flat at $54.52. Sales volumes of ready mixed concrete increased 3.2% to 0.6 million cubic yards shipped and consumed with an increase in average selling price of 2.5% to $119.38 in fiscal year 2014. The price and demand for our materials is largely based upon local markets and varies across the Company.

The table below represents sales volumes and average prices of our primary products:

	2014			2013
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	16,897	$11.58	39%	16,927	$11.17	37%
Hot mix asphalt (tons)	3,126	$54.52	34%	3,592	$54.70	39%
Ready mixed concrete (cubic yards)	556	$119.38	13%	539	$116.43	12%
* Remaining percentage of sales are from precast/prestressed structural concrete, block and construction supplies.

	Changes in Volume
	February 28, 2014	February 28, 2013
Aggregates	(0.2)%	(5.8)%
Hot mix asphalt	(13.0)%	(3.8)%
Ready mixed concrete	3.2%	(2.1)%

Segment revenue for our heavy/highway construction business increased $4.1 million, or 1.7%, to $252.3 million for fiscal year 2014 compared to $248.2 million for fiscal year 2013.  Revenue increased due primarily to one-time unanticipated activity in the third quarter.

Segment revenue for our traffic safety services and equipment sales businesses increased $4.3 million, or 5.1%, to $88.8 million for fiscal year 2014 compared to $84.5 million for fiscal year 2013. The increase was attributed to increase sales in wholesale products slightly offset by a decrease in services.

Cost of Revenue

Cost of revenue decreased $1.2 million, or 0.2% to $556.3 million for fiscal year 2014 compared to $557.5 million for fiscal year 2013. Cost of revenue as a percentage of revenue decreased to 81.6% for fiscal year 2014 from 82.3% in fiscal year 2013.

The following table summarizes the cost of revenue by our primary lines of business

	For Year Ended
(in thousands)	February 28, 2014	February 28, 2013
Segment Cost of Revenue
Construction materials	$411,030	$409,332
Heavy/highway construction	239,294	240,237
Traffic safety services and equipment	73,470	71,249
Other *	—	12,536
Segment totals	723,794	733,354
Eliminations	(167,456)	(175,851)
Total	$556,338	$557,503
* included $14.1 million cost of revenue in construction materials in fiscal 2014

The following table summarizes the percentage of cost of revenue by our primary lines of business:

	For Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cost of Revenue as Percent of Revenue (before elimination)
Construction materials	80.9%	81.1%	80.6%
Heavy/highway construction	94.8%	96.8%	97.2%
Traffic safety services and equipment	82.7%	84.4%	81.7%

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 0.2% to 80.9% for the twelve months ended February 28, 2014 compared to 81.1% for the twelve months ended February 28, 2013.  The decrease was primarily attributed to operational efficiencies and fixed cost reductions associated with our cost control program.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased slightly to 94.8% for the twelve months ended February 28, 2014 compared to 96.8% for the twelve months ended February 28, 2013.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue decreased to 82.7% for the twelve months ended February 28, 2014 compared to 84.4% for the twelve months ended February 28, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to increased sales with improvements in cost controls.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $2.1 million, or 4.1% to $48.8 million for fiscal year 2014 compared to $50.9 million for fiscal year 2013. The decrease was related to reduced capitalized asset retirement obligations in the current fiscal year and assets related to the Stabler acquisition that were fully depreciated in the current fiscal year.

Asset Impairment

Asset impairment increased $2.9 million to $7.6 million during fiscal year 2014 compared to $4.7 million in fiscal year 2013. In fiscal year 2014, we recorded impairments related to the closing of our Wescosville location of $5.3 million for property, plant, and equipment, $0.6 million for inventory, $0.1 million for trademarks, and $1.1 million for goodwill and $0.5 million associated with our traffic safety services and equipment segment.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.1 million, or 13.3%, to $7.2 million during fiscal year 2014 compared to $8.3 million in fiscal year 2013. The decrease is attributable to cost savings associated with the discontinuation of the Company contributions to several retirement related benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $0.2 million, or 0.3%, to $77.3 million for fiscal year 2014 compared to $77.1 million for fiscal year 2013. The increase was primarily attributable to higher professional fees and strategic consulting and severance costs offset by lower ERP expenses. Severance and strategic consulting fees associated with our cost control program was approximately $7.1 million.

Operating (Loss) Income

Operating income for our construction materials business increased $22.9 million, or 83.0%, to $50.5 million for fiscal year 2014 compared to $27.6 million for fiscal year 2013. Approximately $20.9 million of allocated indirect costs included in operating income for the twelve months ended February 28, 2013, were included in corporate and unallocated for the twelve months ending February 28, 2014. Also included in operating income in fiscal year 2013 was approximately $5.2 million of inter-segment equipment costing favorability, which in fiscal year 2014 is assessed in the heavy/highway construction segment. Operating income for construction materials on a comparative basis decreased $3.2 million or 11.6%, primarily due to an incremental impairment of $2.9 million in fiscal year 2014 associated with the sale of certain non-core operations, compared to the impairment recorded in fiscal year 2013 related to intangible assets.

Operating income for our heavy/highway construction business increased $9.4 million to $2.6 million for fiscal year 2014 compared to a loss of $6.8 million for fiscal year 2013. Approximately $3.9 million of allocated indirect costs included in operating income for the twelve months ended February 28, 2013 were included in corporate and unallocated for the twelve months ending February 28, 2014. Also included in operating income in fiscal year 2013 was approximately $5.2 million of inter-segment equipment leasing profit in the construction materials segment, which on a comparative basis would be in the heavy/highway construction segment. Operating income on a comparative basis increased $0.3 million due to higher revenue on similar margins.

Operating income for our traffic safety services and equipment sales businesses increased $6.2 million to $0.4 million for fiscal year 2014 compared to an operating loss of $5.8 million during fiscal year 2013. The increase in profitability is attributable primarily to higher revenue and improvements in cost controls.

Interest Expense

Net Interest expense increased $10.7 million, or 14.1%, to $86.5 million for fiscal year 2014 compared to $75.8 million for fiscal year 2013.  This increase is primarily attributable to overall debt increase.

Income Tax Benefit

During fiscal year 2014, we recorded $9.1 million of income tax benefit, which resulted in an annual effective rate of 9.1%. The benefit consists of $5.5 million federal tax benefit and $3.6 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current year state income taxes, percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2014 change in valuation allowance is the recording of valuation allowance on the portion of current period federal and state income tax losses that we believe are more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that we have determined is more likely than not to be realized as a result of a state income tax law change that occurred during fiscal year 2014.

During fiscal year 2013, we recorded $41.6 million of income tax benefit, which resulted in an annual effective rate of 42.5%. The benefit consists of a $35.9 million federal tax benefit and a $5.7 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2014 state tax benefit is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for fiscal year 2013 in November 2012.  Also included in the fiscal year 2013 deferred federal and state tax benefit, net of federal benefit amounts,  is $0.5 million of expenses related to the tax treatment of certain leases.  The Company understated the deferred tax liability in prior periods by $1.1 million. The out-of-period adjustments are not material to the prior or current consolidated financial statements.

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

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenue

Revenue for our construction materials business decreased $24.8 million, or 4.7%, to $505.0 million for fiscal year 2013 compared to $529.8 million for fiscal year 2012. The decrease in revenue in our construction materials business was primarily attributable to decreased sales of aggregates, hot mix asphalt, and precast/prestressed structural concrete in the amount of $13.4  million, $5.2 million and $4.2 million, respectively. Sales volumes of aggregates decreased 5.8% to 16.9 million tons shipped and consumed while the average price per ton shipped and consumed remained relatively consistent for fiscal year 2013. The decrease in volumes of aggregates shipped and consumed was attributable to an 8.4% decrease in external sales volumes and a 5.2% decrease in internal sales volumes. Sales volumes of hot mix asphalt decreased 3.8% to 3.6 million tons shipped and consumed, offset by an increase in the average price per ton shipped and consumed of 1.2% to $54.70  Sales volumes of precast/prestressed structural concrete products decreased 40.9% offset by an increase in the average price per ton shipped and consumed of 45.8% for fiscal year 2013. The price and demand for our materials is largely based upon local markets and varies across the Company.  The table below represents sales volumes and average prices of our primary products (units in thousands):

	2013			2012
	Construction materials
	Units	Price per unit	% Sales*	Units	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	16,927	$11.17	37%	17,972	$11.27	38%
Hot mix asphalt (tons)	3,592	$54.70	39%	3,734	$54.03	38%
Ready mixed concrete (cubic yards)	539	$116.43	12%	550	$113.66	12%
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
The market for construction materials is soft with strong competition. One key factor for the reduced sales volumes is the decreased activity of the Marcellus Gas project in fiscal year 2013 when compared to fiscal year 2012. The chart below summarizes the impact of increased competition and soft market conditions on our sales volumes:

	Changes in Volume
	February 28, 2013	February 29, 2012
Aggregates	(5.8)%	3.3%
Hot mix asphalt	(3.8)%	(7.3)%
Ready mixed concrete	(2.1)%	(2.8)%

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

Cost of Revenue

Cost of revenue decreased $18 million, or 3.1%, to $557.5 million for fiscal year 2013 compared to $575.5 million for fiscal year 2012. Cost of revenue as a percentage of revenue increased to 82.3% for fiscal year 2013 from 81.5% in fiscal year 2012. The decrease in dollar cost of revenue for fiscal year 2013 was attributable primarily to lower revenue in the current fiscal year. The increase in cost of revenue as a percentage of revenue was due to reduced profitability in all three of our business segments.

	For Year Ended
(in thousands)	February 28, 2013	February 29, 2012
Segment Cost of Revenue
Construction materials	$409,332	$426,831
Heavy/highway construction	240,237	260,749
Traffic safety services and equipment	71,249	67,761
Other non-core business operations	12,536	10,730
Segment totals	733,354	766,071
Eliminations	(175,851)	(190,585)
Total operating (loss) income	$557,503	$575,486

	For Year Ended
	February 28, 2013	February 29, 2012
Cost of Revenue as Percent of Revenue (before elimination)
Construction materials	81.1%	80.6%
Heavy/highway construction	96.8%	97.2%
Traffic safety services and equipment	84.4%	81.7%
Other non-core business operations	82.1%	68.8%

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

Selling, Administrative and General Expense
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

Operating loss for our heavy/highway construction business increased $1.7 million to $6.8 million loss for fiscal year 2013 compared to $5.1million loss for fiscal year 2012. Operating loss as a percentage of revenue for the heavy/highway construction business was an operating loss of 2.7% for fiscal year 2013 compared to an operating loss of 1.9% for fiscal year 2012. Our multiyear jobs from 2009 and 2010 wrapped-up in fiscal year 2013 and we filled capacity with additional, albeit shorter projects such as road resurfacing and bridge replacement and rehabilitation. These types of projects have lower margins and we have experienced greater competition than with the larger, heavy, multidisciplinary, multiyear highway and bridge construction projects. The extensive competition we are currently experiencing is the result of a continual increase in the number of residential and commercial contractors bidding on public sector projects, resulting in continuing low margins on projects as these contractors tend to bid at or below our historic bid levels. If we are unable to maintain our market share and continue to be aggressive in our bidding to maintain our market share, profitability may be negatively impacted in future periods

     Operating loss for our traffic safety services and equipment sales businesses increased $5.6 million to an operating loss of $5.8 million during fiscal year 2013 compared to an operating loss of $0.2 million during fiscal year 2012. Operating loss as a percentage of revenue for traffic safety services and equipment was 6.9% for fiscal year 2013 compared to an operating loss of 0.2% for fiscal year 2012. The decrease in profitability was attributable primarily to declining rental service revenue, as well as $2.0 million of impairment charges related to our intangible assets. Additionally, fiscal year 2012 reflects a $1.1 million refund from a state use tax audit. The use tax settlement resulted in a refund of taxes remitted to the Commonwealth of Pennsylvania by the Company. Overall profit from rental service activity decreased as we experienced an overall decrease in transportation and infrastructure spending in our rental service regions.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA with PNC Bank, National Association. As of February 28, 2014, we had borrowed $22.4 million under the RCA with $36.5 million available. As of February 28, 2014, we had $23.9 million in cash and cash equivalents and working capital of $134.4 million compared to $9.5 million in cash and cash equivalents and working capital of $131.8 million as of February 28, 2013. We carried a higher cash balance as of February 28, 2014 as amounts were borrowed prior to February 28, 2014 to pay the semi annual interest associated with the Notes due on March 1, 2014, whereas for the prior March 1 payment the funds were borrowed subsequent to February 28, 2013. Cash balances of $27.7 million and $10.1 million as of February 28, 2014 and February 28, 2013, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. In December, 2013, the Company provided cash collateral of $10.5 million associated with outstanding letters of credit with M&T Bank. We anticipate that the cash collateral will be returned once a secured letter of credit replacement is obtained under the RCA. We maintain company owned life insurance policies with cash surrender values (“CSV”). During fiscal year 2014 we obtained $3.2 million of cash in the form of a loan against the $4.3 million of CSV which was used for general corporate needs and working capital purposes. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from the Credit Facilities to repay amounts outstanding under, and terminate, the ABL Facility. Refer to "Our Indebtedness" section below for further information.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. Under the Credit Facilities we are subject to certain affirmative and negative convents, of which the Maximum Cash Burn covenant, is the primary financial covenant for the next 12 months. During the period from February 1, 2014 through February 28, 2015, the aggregate Cash Burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate Cash Burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to entering into the Credit Facilities. Based upon estimated annual amounts of capital expenditures of approximately $20.0 million to $25.0 million, estimated cash interest of approximately $50.0 million to $55.0 million and principal payments on debt and capital leases of approximately $5.0 million to $9.0 million, we would need to generate at least approximately $47.0 million to $57.0 million of EBITDA (as defined in the Credit Facilities) to satisfy the maximum Cash Burn covenant. We estimated that our capital expenditures would be incurred and our EBITDA would be generated, more in second and third fiscal quarters consistent with the seasonality of our business. In the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for fiscal years 2014, 2013 and 2012:

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Net cash provided by (used in):
Operating activities	$1,564	$20,030	$19,697
Investing activities	(28,613)	(45,247)	(46,848)
Financing activities	41,407	19,719	22,154
Cash paid for capital expenditures and capitalized software	(17,207)	(42,417)	(43,954)

Operating Activities

Net cash provided by operating activities decreased $18.5 million to $1.5 million in fiscal year 2014, compared to $20.0 million in fiscal year 2013.  The decrease in cash provided by operating activities was primarily the result of higher net loss related to restructuring and an increase in working capital of $2.6 million .
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

Investing Activities

Net cash used in our investing activities decreased $16.6 million to $28.6 million in fiscal year 2014 compared to $45.2 million in fiscal year 2013.  Net cash used in fiscal year 2014 included capital expenditures of $17.2 million, a $25.2 million decrease from fiscal year 2013 and loan on the cash surrender value life insurance of $3.2 million. This favorability was partially offset by an increase in restricted cash of $17.4 million attributable to increased cash collateral related to our insurance programs of $6.8 million and the posting of cash to collateralize letters of credit posted by M&T under the Fourth Amendment to the ABL Facility.
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

Financing Activities

Net cash provided by financing activities increased $21.7 million to $41.4 million for fiscal year 2014 compared to net cash provided by financing activities of $19.7 million in fiscal year 2013.  Net cash provided by our financing activities in fiscal year 2014 was due to the refinancing of the ABL Facility. The Company also paid approximately $12.6 million in fees and related expenses associated with the refinancing which we have capitalized $6.5 million at fiscal year end 2014. The Company entered into the Fourth Amendment to the ABL Facility which included borrowings from Fortress Credit Corp. of $85.0 million on December 13, 2013. The ABL Facility was repaid on February 12, 2014 with proceeds from the Credit Facilities and available cash.

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

Capital Expenditures

Cash capital expenditures decreased $25.2 million to $17.2 million in fiscal year 2014 compared to $42.4 million in fiscal year 2013.  This decrease was a result of lower spending on manufacturing and other plant related equipment. We expect cash capital expenditures in fiscal year 2015 to be approximately $20.0 - $25.0 million.
Cash capital expenditures decreased $1.6 million to $42.4 million in fiscal year 2013 compared to $44.0 million in fiscal year 2012. This decrease is a result of $8.6 million lower capitalized software spend, offset by higher spending on existing manufacturing and other plant related equipment of $7.0 million.

Our Indebtedness

Refinancing

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate, the ABL Facility.
The RCA bears interest, at the Company’s option, at rates based upon LIBOR plus a margin of 4.0% or the base rate plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.50%. The Term Loans bear interest, at the Company’s option, at rates based upon LIBOR plus a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.
The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless the Company refinances its Secured Notes due 2018 by such date and will mature on June 2, 2018 unless the Company refinances its Notes by June 1, 2018.

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00:1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second (2nd) reduction, such increase shall be permanent and shall not be subject to further reduction.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings.

Pursuant to the Term Loans, in the event of a voluntary or mandatory prepayment or acceleration of the Term Loans, the Company shall be required to pay a prepayment premium equal to:

Year	Percentage

5/12/2015	103.00%
2/12/2016	102.00%
2/13/2016 and thereafter	100.00%

Under the Credit Facilities, during the period from February 1, 2014 through February 28, 2015, the aggregate cash burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate cash burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to closing. Commencing May 31, 2015, as of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.
The Credit Facilities include affirmative and negative covenants that limit the ability of the Company and its subsidiaries to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) prepaying indebtedness, (viii) making capital expenditures, and (ix) providing negative pledges to third parties. In addition, the Credit Facilities contain conditions to lending, representations and warranties and events of default, including, among other things: (i) payment defaults, (ii) cross-defaults to other material indebtedness, (iii) covenant defaults, (iv) certain events of bankruptcy, (v) the occurrence of a material adverse effect, (vi) material judgments, (vii) change in control, (viii) seizures of material property, (ix) involuntary interruptions of material operations, and (x) certain material events with respect to pension plans.

ABL Facility

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  As a result of the Third Amendment to the ABL Facility, dated May 29, 2013, the maximum borrowings were reduced to$145.0 million. The ABL Facility included a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. We classified borrowings under the ABL Facility as long-term due to the Company's ability to maintain such borrowings on a long-term basis. The ABL Facility was prepaid and terminated on February 12, 2014. In conjunction with the termination of the ABL Facility, the Company was required to post cash as collateral for existing secured letters of credit issued under the ABL Facility in the amount of $10.5 million.

Borrowings under the ABL Facility (except swing line loans) bore interest at the Company’s option, at either a base rate or LIBOR rate, in each case plus an applicable margin.  Swing line loans bore interest at the base rate plus the applicable margin. The interest rates at February 28, 2013 were 4.0%. The effective interest rate on the ABL Facility was 5.2% and 6.2% for the periods ending February 28, 2014 and February 28, 2013, respectively.

11% Notes due 2018

Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In fiscal year 2012, the Company recognized a loss on debt retirement of approximately $2.9 million relating to the write off of unamortized debt issuance costs associated with the components of outstanding debt that were paid down.  The write off of the debt issuance costs were recorded as a component of interest expense.  In connection with the issuance of the Notes, the Company incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the 2018 maturity date.

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

If the Company experiences a change of control, as outlined in the indenture governing the Notes, the Company may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

The Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  The Company is not required to maintain any affirmative financial ratios or covenants under such indenture.

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

13% Secured Notes due 2018

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

For the interest period commencing on March 15, 2013 the Company elected to increase the cash interest portion to 5.0% and reduce the PIK interest portion to 8.0%. PIK interest accrued as of February 28, 2014 was $11.0 million and it was recorded as a long-term obligation in Other liabilities. On February 28, 2014 the Company notified the trustee of its Secured Notes that it had elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2014 in the form of 6% cash payment and 7% PIK, which represents $18.9 million and $22.4 million, respectively.

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of the12-month period that begins on March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an ‘‘Interest Rate Increase’’) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a ‘‘12-Month Cash Election’’). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be affected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the three consecutive annual periods beginning March 15, 2013.

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

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and Credit Facilities, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the RCA on a first-priority basis.

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
The indenture governing the Secured Notes required that the Company file a registration statement with the Securities and Exchange Commission and exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013. On June 13, 2013, the

Company filed the Secured Notes Registration Statement and concluded the exchange offer on October 30, 2013.  The Company incurred $0.8 million of penalty interest.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $0.6 million and $5.8 million of new obligations under various financing arrangements related to equipment, assets and other in fiscal years 2014 and 2013, respectively.

Obligations include loans of $6.6 million and $7.5 million as of February 28, 2014 and February 28, 2013, respectively, secured by certain facilities at 3.5% as of February 28, 2014 and 3.5% as of February 28, 2013.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $4.2 million and $5.4 million as of February 28, 2014 and February 28, 2013, respectively.  The effective interest rate on these bonds ranged from 0.18% to 0.41% for fiscal year 2014 and 0.23% to 0.41% for fiscal year 2013.  The Company is subject to annual principal maturities each year which is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement.  These bonds are in the current portion of the debt, as they are to be paid off in April 2014. The Company’s plant and equipment provide collateral under these borrowings and for the letters of credit.

Obligations include a cash overdrafts liability of $0.0 million and $2.2 million as disclosed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Cash and Cash Equivalents and Restricted Cash” which is included within the current portion of long-term debt as of February 28, 2014 and February 28, 2013, respectively.

The remaining obligations of $0.7 million and $3.9 million as of February 28, 2014 and February 28, 2013, respectively, are at weighted average interest rates of 4.1% and 5.6%, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Debt and Contractual Obligations

The following table presents, as of February 28, 2014, our debt repayments, interest payments and our obligations and commitments to make future payments under contracts and contingent commitments:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
RCA	$22,413	$22,413	$—	$—	$—	$—	$—
Term Loans	70,000	—	—	—	—	70,000	—
11.0% Senior notes due 2018	250,000	—	—	—	—	250,000	—
13.0% Senior secured notes due 2018 (1)	377,376	—	—	—	112,376	265,000	—
Land, equipment and other obligations	11,488	5,366	1,043	1,026	1,009	989	2,055
Obligations under capital leases	5,103	2,719	1,507	693	181	3	—
Interest payments (2)	275,141	53,991	58,517	60,188	77,934	24,418	93
Operating leases	7,837	1,976	1,484	895	574	415	2,493
Pensions (3)	5,955	560	585	602	600	603	3,005
Purchase commitments (4)	1,656	1,262	394	—	—	—	—
Total contractual obligations	$1,026,969	$88,287	$63,530	$63,404	$192,674	$611,428	$7,646

(1)	Assumes 1% increase in cash and 1% decrease in PIK interest in months 25-36 (6% cash/7% PIK) and assumes a 1% increase in cash and 1% decrease in PIK interest in months 37-48 (7% cash/6% PIK) .

(2)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of February 28, 2014 and may differ from actual results.

(3)	Amounts represent estimated future benefit payments related to our defined benefit plans and amount in "Thereafter" column is for years 2020 - 2023.

(4)	Amounts represent future payments under a number of forward contracts entered into by the Company for the purchase of fuels and asphalt as of February 28, 2014.

Contingencies

In the normal course of business, we have commitments, lawsuits, claims, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, statement of comprehensive income (loss) or liquidity.

We maintain a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. Our self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. We are required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. We also maintain three self-insurance programs for health coverage with losses limited to $0.3 million per employee. We are required to provide a letter of credit in the amount of $0.3 million to guarantee payment of the deductible portion of our liability coverage existing prior to January 1, 2008.

We also maintain a captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage.  On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage. The total amount of collateral provided in the arrangement was is recorded as part of restricted cash in the amount of $15.5 million and $8.8 million as of February 28, 2014 and February 28, 2013, respectively. Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying consolidated balance sheet, were approximately $14.0 million and $10.8 million as of February 28, 2014 and February 28, 2013, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued insurance amounts include primarily workers’ compensation totaling $9.7 million and $ 8.9 million as of February 28, 2014 and February 28, 2013, respectively.
Included in other noncurrent assets, is approximately $6.0 million in fiscal year 2014 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are recoverable from insurance companies of approximately $6.0 million were recorded in other noncurrent liabilities.

Off Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our outstanding letters of credit totaling $16.6 million and $11.9 million at February 28, 2014 and February 28, 2013, respectively, which were not included in our Consolidated Balance Sheets.

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
On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, “Nature of Operations and Summary of Significant Accounting Policies” as reported in our notes to our financial statements for fiscal year 2013 included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost. Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date. As of February 28, 2014 and February 28, 2013, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets

We account for custom-built concrete products under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

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

Our annual goodwill impairment analysis takes place as of fiscal year end.  As of February 28, 2014 and February 28, 2013, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.  As of

February 28, 2014, the estimated fair value of each of the reporting units was in excess of 26% of carrying values. In fiscal year 2014, the Company recorded impairments related to the closing of our Wescosville location of goodwill for $1.1 million.

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

The trademarks are considered to have an indefinite life and are not amortized but rather tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable based on a review of legal, regulatory, contractual, competitive, economic and other factors that limit the useful life of the asset. As a result of the Company’s review performed in combination with the annual impairment review completed as of February 28, 2013, the Company determined that factors had arisen which caused the Company to conclude that an indefinite useful life was no longer supportable.  Beginning in fiscal year 2014, our trademarks are being amortized on a straight-line basis between 30 and 50 years.  As a result, the Company recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its Construction Materials reporting unit in fiscal year 2013. In fiscal year 2014, the Company recorded reduction of trademarks for $0.1 million related to the closing of our Wescosville location. The remaining balance of our Traffic Safety Services and Equipment reporting unit’s trademark is $3.3 million and the remaining balance for our Construction Materials reporting unit’s trademark is $7.9 million as of February 28, 2014.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. Our regions are i) Central Pennsylvania, ii) Chambersburg, Shippensburg, Gettysburg, Pennsylvania, iii) Lancaster, Pennsylvania, iv) Northeastern Pennsylvania and v) Western New York. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business, include two asset groups distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. In fiscal year 2014, the Company recorded an impairment of property, plant and equipment of $5.3 million related to the closing of our Wescosville location.
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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of February 28, 2014, we have $22.4 million in indebtedness outstanding under the RCA subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.2 million change in our annual interest expense in total on the Credit Facilities.  Any debt we incur in the future could also bear interest at floating rates.

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

We have audited the accompanying consolidated balance sheet of New Enterprise Stone & Lime Co., as of February 28, 2014 and the related statements of comprehensive loss, changes in equity (deficit), and cash flows for the year ended February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Enterprise Stone & Lime Co at February 28, 2014, and the results of its operations and its cash flows for the year ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
May 21, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
New Enterprise Stone & Lime Co., Inc.:

In our opinion, the consolidated balance sheet as of February 28, 2013 and the related statements of comprehensive loss, cash flows, and changes in equity (deficit), for each of two years in the period ended February 28, 2013 present fairly, in all material respects, the financial position of New Enterprise Stone & Lime Co., Inc. and its subsidiaries at February 28, 2013, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Harrisburg, PA
May 29, 2013

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)	February 28, 2014	February 28, 2013
Assets
Current assets
Cash and cash equivalents	$23,892	$9,534
Restricted cash	27,684	10,123
Accounts receivable, net of reserves of $5,228 and $3,515, respectively	61,319	52,271
Inventories	107,313	125,144
Deferred income taxes	3,713	12,386
Other current assets	9,005	8,337
Assets held for sale	14,467	—
Total current assets	247,393	217,795
Property, plant and equipment, net	333,819	371,868
Goodwill	87,976	89,073
Other intangible assets	19,951	21,000
Other assets	32,799	34,452
Total assets	$721,938	$734,188
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$30,514	$11,342
Accounts payable — trade	21,946	20,608
Accrued liabilities	60,507	54,007
Total current liabilities	112,967	85,957
Long-term debt, less current maturities	629,452	566,645
Deferred income taxes	34,890	52,443
Other liabilities	45,965	36,733
Total liabilities	823,274	741,778
Commitments and contingencies (Note 17)
Deficit
Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 500 shares.	1	1
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 273,285 shares.	273	273
Accumulated deficit	(227,696)	(134,297)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(1,975)	(2,422)
Total New Enterprise Stone & Lime Co., Inc. deficit	(102,435)	(9,483)
Noncontrolling interest in consolidated subsidiaries	1,099	1,893
Total deficit	(101,336)	(7,590)
Total liabilities and deficit	$721,938	$734,188

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Revenue
Construction materials	$354,549	$355,666	$361,843
Heavy/highway construction	252,310	240,904	262,714
Traffic safety services and equipment	74,786	73,258	71,008
Other revenues	—	7,262	10,369
Total revenue	681,645	677,090	705,934
Cost of revenue (exclusive of items shown separately below)
Construction materials	257,622	259,972	258,836
Heavy/highway construction	239,294	232,953	255,303
Traffic safety services and equipment	59,422	60,044	55,840
Other expenses	—	4,534	5,507
Total cost of revenue	556,338	557,503	575,486
Depreciation, depletion and amortization	48,792	50,942	51,674
Asset impairment	7,636	4,704	1,100
Pension and profit sharing	7,247	8,325	7,622
Selling, administrative and general expenses	77,301	77,138	64,511
Loss (gain) on disposals of property, equipment and software	(891)	323	808
Operating (loss) income	(14,778)	(21,845)	4,733
Interest income	407	140	343
Interest expense	(86,871)	(75,987)	(46,902)
Loss before income taxes	(101,242)	(97,692)	(41,826)
Income tax benefit	(9,099)	(41,558)	(16,397)
Net loss	(92,143)	(56,134)	(25,429)
Less: Net income attributable to noncontrolling interest	(1,256)	(1,384)	(820)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(93,399)	(57,518)	(26,249)
Other comprehensive income (loss)
Unrealized actuarial (losses) gains and amortization of prior service costs, net of income taxes	447	(241)	(778)
Comprehensive loss	(91,696)	(56,375)	(26,207)
Less: Comprehensive income attributable to noncontrolling interest	(1,256)	(1,384)	(820)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(92,952)	$(57,759)	$(27,027)

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(92,143)	$(56,134)	$(25,429)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	48,792	50,942	51,674
Asset impairment	7,636	4,704	1,100
Loss (gain) on disposals of property, equipment and software	(891)	323	808
Non-cash payment-in-kind interest accretion	23,649	23,348	—
Amortization and write-off of debt issuance costs	14,014	10,060	4,751
Deferred income taxes	(8,880)	(41,547)	(16,411)
Bad debt expense	2,876	1,035	2,196
Changes in assets and liabilities:
Accounts receivable	(11,923)	23,535	(11,665)
Inventories	10,468	4,643	(2,773)
Other assets	(125)	(1,359)	3,047
Accounts payable	1,338	(5,617)	11,684
Other liabilities	6,753	6,097	715
Net cash provided by operating activities	1,564	20,030	19,697
Cash flows from investing activities
Capital expenditures	(17,134)	(42,394)	(35,392)
Capitalized software	(73)	(23)	(8,562)
Proceeds from sale of property and equipment	2,803	304	2,716
Change in cash value of life insurance	3,203	(3,333)	2,825
Change in restricted cash	(17,412)	199	(8,435)
Net cash used in investing activities	(28,613)	(45,247)	(46,848)
Cash flows from financing activities
Proceeds from revolving credit	283,302	224,729	145,477
Repayment of revolving credit	(285,202)	(298,361)	(98,500)
Proceeds from issuance of long-term debt	155,591	268,641	12,398
Repayment of long-term debt	(92,380)	(155,202)	(29,133)
Payments on capital leases	(5,247)	(4,943)	(5,329)
Debt issuance costs	(12,607)	(14,062)	(1,663)
Distribution to noncontrolling interest	(2,050)	(1,083)	(1,096)
Net cash provided by financing activities	41,407	19,719	22,154
Net (decrease) increase in cash and cash equivalents	14,358	(5,498)	(4,997)
Cash and cash equivalents
Beginning of period	9,534	15,032	20,029
End of period	$23,892	$9,534	$15,032

The accompanying notes are an integral part of these consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)

(In thousands)	Common Stock, Class A	Common Stock, Class B	Accumulated Deficit	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total New Enterprise Stone & Lime Co. Inc. (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity
Balance, February 28, 2011	$—	$—	$(53,535)	$—	$(1,403)	$(54,938)	$1,868	$(53,070)
Net (loss) income	—	—	(26,249)	—	—	(26,249)	820	(25,429)
Pension adjustment, net of tax of $548	—	—	—	—	(778)	(778)	—	(778)
Change in Redeemable Common Stock	—	—	3,005	—	—	3,005	—	3,005
Elimination of put right (1)	21	251	—	126,964	—	127,236	—	127,236
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,096)	(1,096)
Balance, February 29, 2012	21	251	(76,779)	126,964	(2,181)	48,276	1,592	49,868
Net (loss) income	—	—	(57,518)	—	—	(57,518)	1,384	(56,134)
Pension adjustment, net of tax of $104	—	—	—	—	(241)	(241)	—	(241)
Exchange of Class A voting common stock for Class B non-voting common stock	(20)	22	—	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,083)	(1,083)
Balance, February 28, 2013	1	273	(134,297)	126,962	(2,422)	(9,483)	1,893	(7,590)
Net (loss) income	—	—	(93,399)	—	—	(93,399)	1,256	(92,143)
Pension adjustment, net of tax of $(249)	—	—	—	—	447	447		447
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,050)	(2,050)
Balance, February 28, 2014	$1	$273	$(227,696)	$126,962	$(1,975)	$(102,435)	$1,099	$(101,336)
(1) see Note 15. Stock Transactions, "Put Rights" for further information.

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

Principles of Consolidation

The accompanying consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. The companies in the consolidated group as of February 28, 2014 and February 28, 2013 include New Enterprise Stone & Lime Co., Inc.; Gateway Trade Center Inc.; EII Transport Inc.; Protection Services Inc.; Work Area Protection Corp.; SCI Products Inc.; ASTI Transportation Systems, Inc.; Precision Solar Controls Inc.; Rock Solid Insurance Company; Kettle Creek Partners GP, LLC; and Kettle Creek Partners L.P.

The consolidated financial statements also include the accounts of South Woodbury, L.P., which is 99% owned by certain life insurance trusts, which insure the lives of the principal stockholders of the Company. The remainder is owned by the Company through a 1% general partnership interest owned by a wholly-owned entity of the Company, NESL II, LLC.

South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company’s corporate headquarters in New Enterprise, PA. The Company entered into the lease agreements on February 28, 2003. The original lease terms for both leases end on May 31, 2023 and the Company has one 5-year option to extend each lease. The annual base rents for the Roaring Spring, PA and New Enterprise, PA office buildings are $0.3 million and $1.2 million respectively, which may be reset to a fair market rate, as defined in the agreements. In fiscal year 2013, the annual base rents for Roaring Spring, PA and New Enterprise, PA office buildings was $0.4 million and $2.0 million.

Intercompany balances and transactions have been eliminated in consolidation.

Investments in entities in which the Company has an ownership interest of 50% or less are accounted for by the equity method. Investments in affiliated companies consist of a 12.6% membership interest in Means To Go, LLC as of February 28, 2014. In conjunction with the Company’s 12.6% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make payments of $0.1 million annually during this period to cover projected minimal fixed charges of operating the aircraft and capital contributions. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC. Additionally, the Company is obligated to pay Bun Air Corp $0.1 million annually to cover fixed charges of operating the aircraft and an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. Certain shareholders of the Company are owners of Bun Air Corp.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

The Company uses a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  Accordingly, the Company classifies net aggregate cash overdraft positions as other obligations within the current maturities of long-term debt. As of February 28, 2014 and February 28, 2013, the balance under our cash pooling arrangement was $0.0 million and $2.2 million, respectively.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  The Company places its cash and temporary investments with high-quality financial institutions.  At times, such balances and investments may be in excess of federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and restricted cash.  The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania.  These entities include PennDOT, the Pennsylvania Turnpike Authority and various townships, municipalities, school districts and universities within Pennsylvania.  The Company had $8.0 million and $7.8 million of accounts receivable from these governmental entities as of February 28, 2014 and February 28, 2013, respectively.  The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable balances.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories. The Company also maintains an allowance for obsolete inventories, which is based on recent sales activity and usage of related items.

Rental Equipment

Rental equipment, primarily related to the Company’s safety products business, is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment ranges from two to three years.

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

Repairs and maintenance are charged to operations as incurred.  Renewals or betterments, which are expected to extend the life of the property and equipment more than one year, are capitalized.

The Company capitalizes interest cost during the period assets are being constructed.  Interest capitalized on construction in progress amounted to $0.0 million, $0.1 million and $0.3 million during fiscal years 2014, 2013 and 2012, respectively.  We capitalized $0.3 million of interest cost related to our new enterprise resource planning system (“ERP”) during fiscal year 2012; no amounts were capitalized during fiscal years 2014 or 2013 related to the ERP.

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

Our reporting units were determined based on our organization structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. The Company has three operating segments, which is the basis for determining its reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations

The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We use significant judgment in determining the most appropriate method to estimate the fair values of each of our reporting units. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows and a market approach, which involves the application of revenue and earnings multiples of comparable companies. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy.

We complete a discounted future cash flow model for each reporting unit based upon projected earnings before interest and taxes, depreciation and amortization (“EBITDA”). Under this approach, we calculate the fair value of each reporting unit based on the present value of its estimated future cash flow. In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results and market data.  The significant assumptions in our discounted cash flow models include our estimates of future profitability, revenue growth rates, capital requirements and the discount rate. The profitability estimates used are derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows and overall size of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

We then supplement this analysis by also calculating a fair value of the reporting unit utilizing EBITDA market multiples applicable to our industry and peer group, the data for which we develop internally and through third-party sources.  If there is sufficient depth and availability of market comparables, we will take a weighted average approach of the two methods in calculating the fair value of a reporting unit. The weighting of these methods is subjective and based upon our judgment and our historical approach to calculating the fair value of a reporting unit.

Our annual goodwill impairment analysis takes place as of fiscal year end. The Company completed the sale of certain non-core operations for which it allocated approximately $1.1 million of goodwill, which was subsequently impaired. As of February 28, 2014 and February 28, 2013, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustments to the carrying values of goodwill was required.  As of February 28, 2014 the estimated fair value of each of the reporting units was in excess of 26% of its carrying values. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are being amortized over a straight-line basis as follows:

Technology	15 years
Customer relationships	20 years
Trademarks	30 - 50 years

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company completed the sale of certain non-core operations for which it allocated approximately $0.1 million of trademarks in fiscal year 2014.

During fiscal year 2013, the Company determined that factors had arisen which caused it to conclude that an indefinite useful life of its trademarks was no longer supportable. As a result, the Company recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its Construction Materials reporting unit in fiscal year 2013. We use a variety of methodologies in conducting the impairment assessment of our intangible assets including discounted cash flow models, which are based on the assumptions the Company believes a hypothetical marketplace participants would use. For the intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The fair value measurements for the impairments were categorized within Level 3 of the fair value hierarchy.

Other Noncurrent Assets

Other noncurrent assets consist primarily of deferred financing fees, capitalized software, the cash surrender value of Company owned life insurance policies and deferred stripping costs. Deferred financing costs are amortized to interest expense over the terms of the associated credit agreements using the effective interest method. Capitalized software costs consist primarily of internal and external costs associated with the implementation of our ERP system. The amortizable lives of our capitalized software are 3 - 10 years. Deferred stripping costs consist of costs incurred during the development stage of a mine (pre-production stripping) and are expensed over the productive life of the mine using the units-of-production method.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation, primarily for reclamation costs, as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on the settlement. All reclamation obligations are reviewed at least annually

The Company is legally required to maintain reclamation bonds with the Commonwealth of Pennsylvania. The land reclamation obligation calculated by the Company is based upon the legal requirements for bond posting amounts and is adjusted for inflation and discounted using present value techniques at a credit-adjusted risk-free rate commensurate with the estimated years to settlement. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rates ranging from 7% to 11% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 28, 2014 and February 28, 2013, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

We disclose the following information for each class of assets and liabilities that are measured at fair value: (i) the fair value measurement; (ii) the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3); and (iii) in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. Our regions are, i) Central Pennsylvania, ii) Chambersburg, Shippensburg, Gettysburg, Pennsylvania, iii) Lancaster, Pennsylvania, iv) Northeastern Pennsylvania and v) Western New York. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and other intangible assets; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves.  Actual results could differ from those estimates and those differences could be material.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation.

Assets Held for Sale

The Company classifies assets as held for sale when the all following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to quality for recognition as a completed sale, within one year, with a few exceptions: and (v) the asset is being actively marketed for sale at a price that is reasonable, in relation to its current fair value.

During the fourth quarter of fiscal year 2014, the Company received an offer to purchase the block manufacturing and Construction Supply Center ("CSC") operations at its New Holland location. In addition to the sale of the certain block manufacturing and CSC facilities, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at one location as of the settlement date. As a result, the Company recorded impairments related to certain assets of $0.6 million, $5.3 million, $1.1 million and $0.1 million for inventory, fixed assets, goodwill and intangibles assets, respectively, which are recorded in the asset impairment line, on the statement of comprehensive loss. The assets held for sale are from the construction materials segment. The final sale was consummated on March 14, 2014, and the total sale price was approximately $8.9 million. Assets related to the sale of block manufacturing and CSC operations at its New Holland locations compose approximately $8.4 million of the total assets held for sale as of February 28, 2014.

The Company's assets held for sale as of February 28, 2014 consist of the following:

(in thousands)	February 28, 2014
Inventory	$6,690
PP&E, net of impairment	7,777
Goodwill and Intangible Assets	—
$14,467

Restructuring

In conjunction with the Third Amendment to the ABL Facility dated May 29, 2013, the Company adopted a cost reduction and operational efficiency plan. During fiscal year 2014, we expensed approximately $7.1 million primarily attributable to severance and outside advisory services related to the implementation of such plan. Approximately $1.3 million of severance costs was accrued as a component of accrued expenses in the consolidated balance sheet as of February 28, 2014.

Recently Issued and Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that its assets held for sale did not meet the requirements for discontinued operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit Where Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies with unrecognized tax benefits, or a portion of unrecognized tax benefits, to present these benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company’s fiscal year beginning March 1, 2014. The Company is currently evaluating this guidance, but does not anticipate its adoption will have a material impact on the Company’s consolidated financial statements.

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

On February 12, 2014, the Company entered into a revolving credit agreement and Term Loan Credit and Guaranty Agreement. The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations.

3.    Accounts Receivable

The Company’s accounts receivable consists of the following:

(In thousands)	February 28, 2014	February 28, 2013
Costs and estimated earnings in excess of billings	$9,838	$4,265
Trade	51,310	48,392
Retainages	5,399	3,129
	66,547	55,786
Allowance for doubtful accounts	(5,228)	(3,515)
Accounts receivable, net	$61,319	$52,271

Costs and estimated earnings in excess of billings related to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

4.    Inventories

The Company's inventories consist of the following:

(In thousands)	February 28, 2014	February 28, 2013
Crushed stone, agricultural lime and sand	$70,820	$76,927
Safety equipment	12,091	16,057
Parts, tires and supplies	10,187	11,331
Raw materials	10,542	9,247
Concrete blocks	50	4,210
Building materials	1,012	3,921
Other	2,611	3,451
	$107,313	$125,144

As of February 28, 2014 inventory of $6.7 million was excluded from the above and included in assets held for sale.

5.    Property, Plant & Equipment

The Company’s property, plant and equipment consist of the following:

(In thousands)	February 28, 2014	February 28, 2013
Limestone and sand acreage	$148,327	$144,076
Land, buildings and building improvements	90,392	100,074
Crushing, prestressing, and manufacturing plants	316,772	326,066
Contracting equipment, vehicles and other	293,336	300,450
Construction in progress	730	5,680
Property, plant and equipment	849,557	876,346
Less: Accumulated depreciation and depletion	(515,738)	(504,478)
Property, plant and equipment, net	$333,819	$371,868

Depreciation expense was $44.8 million, $47.5 million and $48.7 million for fiscal years 2014, 2013 and 2012, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $23.3 million and $23.6 million as of February 28, 2014 and February 28, 2013, respectively. Included in the accumulated depreciation and depletion category above are accumulated depreciation for capital leases of $18.4 million and $15.9 million as of February 28, 2014 and February 28, 2013, respectively.

As discussed in Note 1, "Nature of Operations and Summary of Significant Accounting Policies - Assets Held for Sale", the Company entered into a non-compete agreement related to certain operations at one location and impaired those assets to fair value.

Property, plant and equipment included in assets held for sale consist of:

(in thousands)	February 28, 2014	February 28, 2013
Property, plant and equipment	$13,099	$—
Impairment of Property, plant and equipment *	(5,322)	—
	$7,777	$—

*The Company entered into a non-compete agreement related to certain operations at one location, related assets were included in assets held for sale and subsequently impaired to fair value. See Note 1 "Nature of Operations and Summary of Significant Accounting Policies" for further discussion

6.                   Goodwill and Other Intangible Assets

Goodwill

The following tables presents the gross amount of goodwill and accumulated impairment losses by segment:

	February 28, 2014			February 28, 2013
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Construction materials	$122,371	$(40,240)	$82,131	$122,371	$(39,143)	$83,228
Traffic safety services and equipment	5,845	—	5,845	5,845	—	5,845
	$128,216	$(40,240)	$87,976	$128,216	$(39,143)	$89,073
*Goodwill of $1.1 million was allocated to the sale of certain business operations and included in assets held for sale and subsequently impaired as of February 28, 2014. See Note 1. "Nature of Operations and Summary of Significant Accounting Policies" for further discussion.

The following table presents the net goodwill activity for the year ended February 28, 2014:

(In thousands)	February 28, 2013 Net Carrying Amount	Other Impairment Losses	Goodwill allocated on sale	February 28, 2014 Net Carrying Amount
Construction materials	$83,228	$—	$(1,097)	$82,131
Traffic safety services and equipment	5,845	—	—	5,845
	$89,073	$—	$(1,097)	$87,976

Other Intangible Assets

The Company’s intangible assets consist of the following:

	February 28, 2014			February 28, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,000	$(3,607)	$8,393	$12,000	$(3,000)	$9,000
Technology	600	(233)	367	600	(200)	400
Trademarks	11,468	(277)	11,191	11,600	—	11,600
	$24,068	$(4,117)	$19,951	$24,200	$(3,200)	$21,000

As discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, trademarks of $0.1 million were allocated to the sale of certain non-core business operations and included in assets held for sale and subsequently impaired. In fiscal year 2013 impairments of our trademarks were $4.7 million. The aggregate amortization expense related to amortizable intangible assets was $0.9 million and $0.6 million for fiscal years 2014 and 2013, respectively.

The following table presents the net intangible asset activity for the year ended February 28, 2014:

(In thousands)	February 28, 2013 Net Carrying Amount	Amortization	Amount allocated on sale*	February 8, 2014 Net Carrying Amount
Amortizable intangible assets
Customer relationships	$9,000	$(607)	$—	$8,393
Technology	400	(33)	—	367
Trademarks	11,600	(277)	(132)	11,191
Total other intangible assets	$21,000	$(917)	$(132)	$19,951
* Trademarks of $0.1 million were allocated to the sale of certain business operations and included in assets held for sale and subsequently impaired. See Note 1 "Nature of Operations and Summary of Significant Accounting Policies" for further discussion.

The estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In thousands)
2015	$915
2016	915
2017	915
2018	915
2019	915
Thereafter	15,376
$19,951

7.    Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

(In thousands)	February 28, 2014	February 28, 2013
Deferred financing fees (less current portion of $4,324 and $3,658, respectively)	$13,207	$14,523
Capitalized software (net of accumulated amortization of $2,161 and $1,080, respectively)	8,084	9,211
Cash value of life insurance (net of loans of $3,200 and $0 respectively)	1,135	4,338
Deferred stripping costs	3,900	3,868
Other	6,473	2,512
Total other assets	$32,799	$34,452

As part of our debt refinancing transactions in fiscal year 2014, we incurred $13.4 million of deferred financing fees (of which $12.6 million were paid), and capitalized $6.5 million of deferred financing fees. The Company recognized a loss on debt retirement of approximately $10.1 million related to the write-off of unamortized debt issuance costs. As part of our debt refinancing transaction in fiscal year 2013, we incurred and capitalized approximately $15.0 million of deferred financing fees and the Company recognized a loss on debt retirement of approximately $6.4 million related to write-off of unamortized debt issuance costs.

8.    Accrued Liabilities

The Company’s accrued liabilities consist of the following:

(In thousands)	February 28, 2014	February 28, 2013
Interest	$21,279	$18,962
Insurance	23,661	19,715
Payroll and vacation	6,484	8,281
Withholding taxes	2,350	1,640
Billings in excess of costs and estimated earnings on uncompleted contracts	1,431	1,529
Contract expenses	727	209
Other	4,575	3,671
Total accrued liabilities	$60,507	$54,007

9.    Long-Term Debt

The Company’s long-term debt consists of the following:

(In thousands)	February 28, 2014	February 28, 2013
ABL Facility ($84.7 million available as of February 28, 2013)	$—	$24,314
RCA ($36.5 million available as of February 28, 2014), interest rate of 6.25% at February 28, 2014	22,413	—
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	300,962	276,925
Term Loans, interest rate of 8% at February 28, 2014	70,000	—
Land, equipment and other obligations	11,488	19,005
Obligations under capital leases	5,103	7,743
Total debt	659,966	577,987
Less: Current portion	(30,514)	(11,342)
Total long-term debt	$629,452	$566,645

Refinancing

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate, the ABL Facility.
The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.
The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless the Company refinances its Secured Notes by such date and will mature on June 2, 2018 unless the Company refinances its Notes by June 1, 2018.
Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00 to 1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. We classify borrowings under the RCA as current due to the nature of the agreement.

Pursuant to the Term Loans, in the event of a voluntary or mandatory prepayment or acceleration of the Term Loans, the Company shall be required to pay a prepayment premium equal to:

Time Period	Percentage

On or prior to 5/12/2015	103.00%
Between 5/13/2012 and 2/12/2016	102.00%
2/13/2016 and thereafter	100.00%

Under the Credit Facilities, during the period from February 1, 2014 through February 28, 2015, the aggregate cash burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate cash burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to closing. Commencing May 31, 2015, as of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.
The Credit Facilities include affirmative and negative covenants that limit the ability of the Company and its subsidiaries to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) prepaying indebtedness, (viii) making capital expenditures, and (ix) providing negative pledges to third parties. In addition, the Credit Facilities contain conditions to lending, representations and warranties and events of default, including, among other things: (i) payment defaults, (ii) cross-defaults to other material indebtedness, (iii) covenant defaults, (iv) certain events of bankruptcy, (v) the occurrence of a material adverse effect, (vi) material judgments, (vii) change in control, (viii) seizures of material property, (ix) involuntary interruptions of material operations, and (x) certain material events with respect to pension plans.

Asset-Based Loan Facility

On March 15, 2012, the Company entered into the ABL Facility with M&T, as the issuing bank, a lender, the swing lender, the agent and the arranger.  The ABL Facility originally provided for maximum borrowings on a revolving basis of up to $170.0 million from time to time for general corporate purposes, including working capital.  As a result of the third amendment to the ABL Facility dated May 29, 2013, the maximum borrowings were reduced to$145.0 million. The ABL Facility included a $15.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility for short-term borrowings. We classified borrowings under the ABL Facility as long-term due to the Company's ability to maintain such borrowings on a long-term basis. The ABL Facility was prepaid and terminated on February 12, 2014 with proceeds from the Credit Facilities. In conjunction with the termination of the ABL Facility, the Company was required to post cash as collateral for existing secured letters of credit issued under the ABL Facility in the amount of $10.5 million.

Borrowings under the ABL Facility (except swing line loans) bore interest at a rate per annum equal to, at the Company’s option of either base rate or LIBOR rate, in each case plus an applicable margin.  Swing line loans bore interest at the base rate plus the applicable margin. The interest rate at February 28, 2013 was 4.0%.

11% Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In fiscal year 2012, the Company recognized a loss on debt retirement of approximately $2.9 million relating to the write off of unamortized debt issuance costs associated with the components of outstanding debt that were paid down.  The write off of the debt issuance costs were recorded as a component of interest expense.  In connection with the issuance of the Notes, the Company incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the 2018 maturity date.

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

If the Company experiences a change of control, as outlined in the indenture governing the Notes, the Company may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

The Notes are guaranteed on a full and unconditional, and joint and several, basis by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”). The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates. The Company is not required to maintain any affirmative financial ratios or covenants under the indenture governing the Notes.

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

13% Secured Notes due 2018

Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15.  The Company will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. The Company used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses. The Secured Notes are scheduled to mature on March 15, 2018.

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

For the interest period commencing on March 15, 2013 the Company elected to increase the cash interest portion to 5.0% and reduce the PIK interest portion to 8.0%. PIK interest accrued as of February 28, 2014 was $11.0 million and it was recorded as a long-term obligation in Other liabilities. On February 28, 2014 the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2014 in the form of 6% cash payment and 7% PIK, which represents $18.9 million and $22.4 million, respectively.

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of the12-month period that begins on March 15, 2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an ‘‘Interest Rate Increase’’) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a ‘‘12-Month Cash Election’’). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be affected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the three consecutive annual periods beginning March 15, 2013.

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

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and Credit Facilities, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the RCA on a first-priority basis.

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

The Indenture governing the Secured Notes required that the Company file a registration statement with the Securities and Exchange Commission and exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013. On June 13, 2013, the Company filed the Secured Notes Registration Statement and concluded the exchange offer on October 30, 2013.  The Company incurred $0.8 million of penalty interest through October 30, 2013.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. The Company incurred $0.6 million and $5.8 million of new obligations under various financing arrangements related to equipment, assets and other in fiscal years 2014 and 2013, respectively.

Obligations include loans of $6.6 million and $7.5 million as of February 28, 2014 and February 28, 2013, respectively, secured by certain facilities at 3.5% as of February 28, 2014 and February 28, 2013.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment. The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022. The Company maintains irrevocable, transferable letters of credit equal to the approximate carrying value of each bond, in total for $4.2 million and $5.4 million as of February 28, 2014 and February 28, 2013, respectively. The effective interest rate on these bonds ranged from 0.18% to 0.41% for fiscal year 2014 and 0.23% to 0.41% for fiscal year 2013. The Company is subject to annual principal maturities each year which is funded on either a quarterly or monthly basis, depending upon the terms of the original agreement. These bonds were prepaid in April 2014. The Company’s plant and equipment provided collateral under these borrowings and for the letters of credit.

Obligations include a cash overdrafts liability of $0.0 million and $2.2 million as disclosed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies - Cash and Cash Equivalents and Restricted Cash”, which is included within the current portion of long-term debt as of February 28, 2014 and February 28, 2013, respectively.

The remaining obligations of $0.7 million and $3.9 million as of February 28, 2014 and February 28, 2013, respectively, are at weighted average interest rates of 4.1% and 5.6%, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Maturity

Our debt matures in each of the succeeding fiscal years and thereafter as follows:

(In thousands)
2015	$30,514
2016	2,533
2017	1,719
2018	37,152
2019	585,993
Thereafter	2,055
$659,966

Fair value

Using information available from recent financings, current borrowings and publicly available information on the Notes, which included quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities, the Company has determined the fair value of long-term debt is as follows:

(In thousands)	February 28, 2014	February 28, 2013
Carrying value (including current maturities)	$659,966	$577,987
Fair value (including current maturities)	687,240	548,730

10.    Income Taxes

The components of the U.S. federal and state income tax (benefit) expense for fiscal years 2014, 2013 and 2012 consisted of:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Current U.S. federal	$—	$—	$—
Current State	17	(11)	14
Deferred U.S. federal	(5,488)	(35,878)	(17,637)
Deferred State	(3,628)	(5,669)	1,226
Income tax benefit	$(9,099)	$(41,558)	$(16,397)

The detail of (benefit) expense for income taxes and a reconciliation of the statutory to effective tax benefit for fiscal years 2014, 2013 and 2012 are as follows:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Federal statutory tax	$(35,435)	$(34,192)	$(14,639)
State taxes, net of federal benefit	(8,466)	(7,987)	(2,298)
Depletion	(2,758)	(2,223)	(2,187)
Tax contingencies	—	11	(193)
Valuation allowance, net	37,032	2,879	3,912
Other	528	(46)	(992)
Income tax benefit	$(9,099)	$(41,558)	$(16,397)

The effective income tax rate is 9.0% in fiscal year 2014, compared to 42.5% in fiscal year 2013 and 39.2% in fiscal year 2012.

Deferred income taxes arise due to certain items being includable in the determination of taxable income in periods different than for financial reporting purposes.  The tax effect of significant types of temporary differences and carry forwards that gave rise to our deferred tax assets and liabilities consist of the following:

(In thousands)	February 28, 2014	February 28, 2013
Deferred tax assets related to
Inventory	$1,482	$1,492
Defined benefit plans	1,504	1,782
Accrued expenses	5,678	4,312
Workers’ compensation	9,436	7,928
Bad debt reserve	2,161	1,386
Reclamation	8,506	6,166
Leases	3,457	3,742
Other	3,438	2,021
Tax loss carryforwards	100,477	69,364
Total deferred tax assets	136,139	98,193
Deferred tax liabilities related to
Depreciable and amortizable assets	(113,725)	(121,675)
Other	(137)	(153)
Total deferred tax liabilities	(113,862)	(121,828)
Less: Valuation allowance	(53,454)	(16,422)
Net deferred tax liabilities	$(31,177)	$(40,057)

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

(In thousands)	February 28, 2014	February 28, 2013
Deferred tax assets - current	$3,713	$12,386
Deferred tax liabilities - noncurrent	(34,890)	(52,443)
Net deferred tax liabilities	$(31,177)	$(40,057)

In assessing whether the deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized based upon an assessment of both positive and negative evidence as prescribed by applicable accounting guidance. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the year ended February 28, 2014, represents sufficient negative evidence to require a valuation allowance against certain federal and state deferred tax assets. Although realization is not assured, the Company has concluded that the deferred tax assets, net of valuation allowance, as of February 28, 2014 will be realized. Any change to the determination of the realizability of the net deferred tax assets in the future would be charged to income in the period such determination is made

During fiscal year 2014, we increased our valuation allowance by approximately $37.0 million.  The increase to the valuation allowance was primarily the result of the current year net operating losses for federal and state tax purposes.  As of February 28, 2014 and February 28, 2013 the valuation allowance associated with certain federal net operating losses was $30.9 million and $0.0 million, respectively. As of February 28, 2014 and 2013 the valuation allowance associated with the state tax jurisdictions was $22.5 million and $16.4 million, respectively.

The Company has U.S. federal net operating losses that will begin to expire in 2028 totaling approximately $208.7 million and $139.7 million as of February 28, 2014 and February 28, 2013, respectively.  The Company has state net operating losses of approximately $280.2 million and $209.6 million as of February 28, 2014 and February 28, 2013, respectively, with various expiration dates from February 2015 to February 2034.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal years 2014, 2013 and 2012 is as follows:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Beginning balance	$3,400	$2,509	$2,379
Gross increases - current period tax positions	401	455	196
Gross increases - prior period tax positions	—	436	720
Gross decreases - prior period tax positions	(51)	—	—
Settlements with taxing authorities/lapse of statute of limitations	—	—	(786)
Ending balance	$3,750	$3,400	$2,509

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million and $2.9 million as of February 28, 2014 and February 28, 2013. During fiscal year 2012 the IRS’s Tax Exempt and Government Entities Division initiated and completed an examination of the Company’s federal income tax returns specifically related to revenue bonds issued by the Company. As a result of the examination, the Company paid a settlement amount of $0.1 million to the IRS.

We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.  During fiscal years 2014, 2013 and 2012, interest and penalties accrued were not material.

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

11. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

(In thousands)	February 28, 2014	February 28, 2013
Reclamation costs (see footnote 13. Asset Retirement Obligatons)	$18,745	$13,655
Executive deferred compensation liability(see footnote 12. Retirement and Benefit Programs)	5,790	4,564
PIK accrued interest (see footnote 9. Long-Term Debt)	11,035	11,423
Other	10,395	7,091
Total other noncurrent liabilities	$45,965	$36,733

12.    Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, collectively bargained multiemployer plans, or a noncontributory profit sharing plan.

Multiemployer Pension Plans

The Company participates in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts.  As of February 28, 2014, approximately 28% of our workforce was covered by collective bargaining agreements.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary: Green represents a plan that is more than 80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

A summary of the multiemployer plans is as follows:

		Pension Protection Act Zone Status (1)		Contributions by the Company for the year ended (In thousands)			Subject to Financial Improvement Plan
Pension Fund	Identification Number			February 28, 2014	February 28, 2013	February 29, 2012		Surcharge Imposed
		2013	2012
A	25-6029946	Red	Red	$995	$1,060	$1,025	Yes	Yes
B	25-1046087	Red	Red	523	536	519	Yes	Yes
C	36-6052390	Green	Green	349	329	343	No	No
D	15-0614642	Red	Red	248	202	182	Yes	Yes
E	16-0845094	Yellow	Yellow	176	130	121	Yes	Yes
F	53-0181657	Green	Green	36	32	32	No	No
G	23-6262789	Yellow	Yellow	199	198	221	No	No
H	23-6580323	Green	Green	34	32	—	No	No
I	23-6405239	Green	Green	64	25	—	No	No
				$2,624	$2,544	$2,443

A.	Western Pennsylvania Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this group expires on April 30, 2014. This contract is currently under negotiations.

B.
Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund.  The Collective Bargaining Agreement with this group expires on April 30, 2014. This contract is currently under negotiations.

C.	Central Pension Fund of the International Union of Operating Engineers and Participating Employers. The Collective Bargaining Agreements with this group expires on various dates through 2016.

D.	Upstate New York Engineers Benefit Fund Local 17. The Collective Bargaining Agreements with this group expires on various dates through 2016.

E.	Buffalo Laborers Pension Fund Local 210. The Collective Bargaining Agreement with this group expires on various dates through 2014.

F.	National Electric Benefit Fund. The Collective Bargaining Agreement with this group expires on December 31, 2014.

G.	Central Pennsylvania Teamsters. The Collective Bargaining Agreement with this group expires on January 31, 2016.

H.	Laborers Local 158 Health, Welfare & Pension Funds. The Collective Bargaining Agreement with this group expires on April 30, 2016.

I.	542 International Union of Operating Engineers Benefit Funds. The Collective Bargaining Agreement with this group expires on April 30, 2014. This contract is currently under negotiations.

(1)	The Pension Protection Act Zone Status defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

The Company provided more than 5% of the total contributions to B - Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund during the Plan’s years ended June 30, 2013, 2012, and 2011.  It did not provide more than 5% of the total contributions for any of the other multiemployer plans.  The contribution amounts were determined by the union contracts and the Company does not administer or control the funds.  However, in the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans’ unfunded vested benefits, the amount of which, if any, has not been determined.  The Company presently has no plans to withdraw from these plans.

Defined Benefit Plans

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts.  The benefits are based on years of service.  The funded status reported on the balance sheets as of February 28, 2014 and February 28, 2013 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis.  Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  The components of net pension expense are as follows for the fiscal years ended:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Net periodic benefit cost
Service cost	$343	$271	$216
Interest cost	401	396	438
Expected return on plan assets	(575)	(636)	(618)
Amortization of prior service cost	66	59	62
Recognized net actuarial loss	263	248	116
Total pension expense	$498	$338	$214
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$(367)	$434	$1,504
Changes due to plan amendments	—	218	—
Amortization of prior service cost	(66)	(59)	(62)
Amortization of net actuarial loss	(263)	(248)	(116)
Total recognized in accumulated other comprehensive loss	(696)	345	1,326
Total recognized net periodic benefit cost and accumulated other comprehensive loss	$(198)	$683	$1,540

The following table sets forth the plans’ benefit obligation, fair value of plan assets and funded status as follows:

(In thousands)	February 28, 2014	February 28, 2013
Change in benefit obligation
Benefit obligation at beginning of year	$10,299	$9,620
Service cost	343	271
Interest cost	401	396
Actuarial (gain) loss	(248)	274
Plan amendment	—	218
Benefits paid	(607)	(480)
Benefit obligation at end of year	10,188	10,299
Change in plan assets
Fair value of plan assets at beginning of year	8,358	8,095
Actual return on plan assets	694	476
Employer contributions	304	267
Benefits paid	(607)	(480)
Fair value of plan assets at end of year	8,749	8,358
Funded status at end of year	$(1,439)	$(1,941)
Amounts recognized in the balance sheet consist of
Noncurrent assets	$—	$—
Noncurrent liabilities	(1,439)	(1,941)
Net amount recognized	$(1,439)	$(1,941)

The accumulated benefit obligation for the plans was $10.2 million and $10.1 million as of February 28, 2014 and February 28, 2013, respectively.

The amounts in accumulated other comprehensive loss that have not yet been recognized as a component of net period benefit cost are as follows:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Unrecognized net actuarial losses	$3,041	$3,672	$3,491
Unrecognized prior service costs	322	388	223
	$3,363	$4,060	$3,714

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost related to unrecognized net actuarial losses and prior service costs during fiscal year 2015 is approximately $0.3 million.

Weighted average assumptions used to determine benefit obligations were as follows:

	February 28, 2014	February 28, 2013	February 29, 2012
Discount rate	4.25%	4.00%	4.28%
Expected return on plan assets	7.00%	8.00%	8.00%

Weighted average assumptions used to determine net periodic pension expense were as follows:

	February 28, 2014	February 28, 2013	February 29, 2012
Discount rate	4.00%	4.25%	5.50%
Expected return on plan assets	7.00%	8.00%	8.00%

The Company’s overall expected long-term rate of return on assets is 7.00%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

The asset allocations of the plans were as follows:

	February 28, 2014		February 28, 2013
Asset class	Target	Actual	Target	Actual
Equity securities	59%	73%	59%	58%
Debt securities	41%	27%	41%	42%
	100%	100%	100%	100%

The plans’ investments measured at fair value on a recurring basis, along with their hierarchy level were as follows:

	Fair Value Measurement Using
(In thousands)	February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$2,095	$2,095	$—	$—
Fixed income mutual funds	2,329	2,329	—	—
Equity mutual funds	1,882	1,882	—	—
International equity funds	1,073	1,073	—	—
Balanced mutual funds	1,370	1,370	—	—
	$8,749	$8,749	$—	$—

	Fair Value Measurement Using
(In thousands)	February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$387	$387	$—	$—
Fixed income mutual funds	3,543	3,543	—	—
Equity mutual funds	1,854	1,854	—	—
International equity funds	1,127	1,127	—	—
Balanced mutual funds	1,447	1,447	—	—
	$8,358	$8,358	$—	$—

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

The Company expects to make contributions of approximately $0.4 million to the plans during fiscal year 2015.

Estimated future benefit payments for the defined benefit plans in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2015	$560
2016	585
2017	602
2018	600
2019	603
Thereafter	3,005

Other Plans

The Company maintains, for certain salaried and hourly employees, an investment plan pursuant to which eligible employees can invest various percentages of their earnings. Prior to November 2013 the Company matched the employee contribution of up to 6%, After November 2013, the company's matching contribution was reduced to 1%. Additionally, the Company may make special voluntary contributions to all employees eligible to participate in the plan, regardless of whether they contributed during the year. Contributions were approximately $4.4 million, $5.4 million and $5.0 million for fiscal years 2014, 2013 and 2012, respectively and recorded within pension and profit sharing line of the consolidated statements of comprehensive loss.

The Company has a nonqualified benefit plan for a select group of management employees. The plan has four levels of participants and benefits vary depending on classification. The plan consists of a defined Company contribution, elective deferrals and a death benefit. The Company froze contributions to this plan effective November 1, 2013. Elective deferrals cannot exceed 50% of salary and 90% of bonus. As of each June 30 vesting date, the Company contributions allocated to a participant’s account more than one but no more than two years prior to the vesting date vest at 40%, and an additional 20% per year thereafter until they are 100% vested. Elective deferrals are always 100% vested. Contributions were approximately $0.4 million, $1.2 million and $0.4 million for fiscal years 2014, 2013 and 2012, respectively and were recorded within selling, administrative and general expenses in the consolidated statements of comprehensive loss. The death benefit prior to termination of employment is the greater of the death benefit which ranges from 3.25 times base compensation to 6.5 times base compensation or the participant’s vested account. The death benefit following termination of employment is the participant’s vested account. Company contributions do not vest any right, title or interest to any specific asset of the Company and are considered unsecured general obligations of the Company. The Company has chosen to purchase individual life insurance policies on this select group of management employees and the life insurance is considered an asset of the Company. The cash surrender value of the life insurance policy as of February 28, 2014 and February 28, 2013 was $1.1 million and $4.3 million, net of loans, and recorded as part of other noncurrent assets. The liability as of February 28, 2014 and February 28, 2013 was $5.8 million and $4.6 million is recorded as a component of noncurrent liabilities in the consolidated balance sheets.

The Company has unfunded supplemental retirement agreements with individuals previously associated with the Company which had actuarial present values of future payments of $0.3 million at February 28, 2014, February 28, 2013 and February 29, 2012, which are included in other noncurrent liabilities in the consolidated balance sheets.

The Company maintains postretirement life insurance and medical benefits plans for certain employees eligible to participate in the plans after meeting certain age and years of service requirements. The actuarial present value of future life insurance premium and medical benefit payments under these plans was $0.2 million at February 28, 2014 and February 28, 2013.

13.    Asset Retirement Obligations

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities upon the closure of quarries. The liability is initially measured at estimated fair value and is subsequently adjusted for accretion expenses and changes in the amount or timing of the estimated cash flows. These asset retirement obligations relate to all underlying land parcels, including both owned properties and mineral leases.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company recognized depreciation expense related to its asset retirement obligations of $0.9 million, $2.7 million and $4.1 million in fiscal years 2014, 2013 and 2012, respectively. We recognized accretion expense related to our asset retirement obligations totaling $0.8 million, $0.6 million and $0.4 million in fiscal years 2014, 2013 and 2012, respectively.  Accretion expense is reported in Cost of revenue in the consolidated statements of comprehensive loss.

The following table shows the changes in the asset retirement obligations for the fiscal years ended:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Balance at March 1	$13,655	$11,360	$5,151
Accretion expense	846	642	446
Liabilities incurred	—	—	333
Change in estimated obligations	5,246	6,438	5,444
Liabilities settled	(1,002)	(4,785)	(14)
	$18,745	$13,655	$11,360

14.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the fiscal years ended:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Capital lease and other noncash obligations incurred	$2,162	$2,185	$3,254
Cash paid for interest, net of amounts capitalized	46,214	37,672	43,541
Cash paid for taxes	24	11	33

15.    Stock Transactions

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

16.    Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the following:

(In thousands)	Before-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
Net unrealized income (loss) arising during the period	$367	$(132)	$235
Reclassification of prior service costs and net actuarial loss into earnings	329	(117)	212
Year ended February 28, 2014	$696	$(249)	$447
Net unrealized income (loss) arising during the period	$(652)	$197	$(455)
Reclassification of prior service costs and net actuarial loss into earnings	307	(93)	214
Year ended February 28, 2013	$(345)	$104	$(241)
Net unrealized gain (loss) arising during the period	$(1,504)	$621	$(883)
Reclassification of prior service costs and net actuarial loss into earnings	178	(73)	105
Year ended February 29, 2012	$(1,326)	$548	$(778)

17.    Commitments and Contingencies

Lease commitments

The Company has various noncancelable operating leases with initial or remaining terms in excess of one year. In addition, certain leases contain early purchase options that if exercised would reduce the minimum payments.

The future minimum payments under these operating leases are payable in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2015	$1,976
2016	1,484
2017	895
2018	574
2019	415
Thereafter	2,493
$7,837

Total operating lease expenses were $8.6 million, $3.8 million and $8.7 million in fiscal years 2014, 2013 and 2012, respectively.

Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities.  The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive income (loss) or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per employee.  Additionally, the Company is required to and does provide a letter of credit in the amount of $0.3 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008.

The Company also maintains a captive insurance company, Rock Solid Insurance Company (“RSIC”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage. On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage. The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million and $8.8 million as of February 28, 2014 and February 28, 2013, respectively, in our consolidated balance sheets. Reserves for retained losses within this captive, which are recorded in accrued liabilities in our consolidated balance sheets, were approximately $14.0 million and $10.8 million as of February 28, 2014 and February 28, 2013, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.  Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 8, “Accrued Liabilities” totaled $9.7 million and $8.9 million as of February 28, 2014 and February 28, 2013, respectively. Liabilities associated with amounts that are recoverable from insurance companies of approximately $6.0 million were recorded in other noncurrent liabilities in our consolidated balance sheets.

18.    Business Segments

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

Construction materials produces aggregates (crushed stone, construction sand and gravel), hot mix asphalt, ready mixed concrete and other concrete products including precast/prestressed structural concrete components and masonry blocks for sale to third parties and internal use.  Construction materials serve markets primarily in Pennsylvania and western New York. The high weight-to-value ratio of aggregates and concrete products and the time in which ready-mixed concrete and hot mix asphalt begin to set, limit the efficient distribution range for these products to roughly a 1-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

Heavy/highway construction includes heavy and highway construction, blacktop paving and other site preparation services. Heavy/highway construction is primarily supplied with its construction materials, such as hot mix asphalt, ready-mixed concrete and aggregates from our construction materials segment and safety related products from our traffic safety services and equipment segment. Our Heavy/highway construction segment mainly serves markets primarily in Pennsylvania.

Traffic safety services and equipment rents and sells general and specialty traffic control and work zone safety equipment and safety services to industrial and construction end-users. Traffic safety services and equipment business sells equipment through its national sales network and provides traffic maintenance and protection services primarily throughout the eastern United States.

The Company reviews earnings of the segments principally at the operating profit level and accounts for inter-segment and certain intra-segment sales at prices that range from negotiated rates to those that approximate fair market value.  Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit. These costs include corporate administrative functions, unallocated corporate functions and divisional administrative functions. In the first quarter of fiscal year 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense. Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal, IT and other administrative costs, unallocated corporate functions and divisional administrative functions. Operating loss for the twelve months ended February 28, 2013 and February 28, 2012, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $20.9 million and $3.9 million for construction materials and heavy/highway construction segments. Additionally, prior to fiscal year 2014, management assessed inter-segment equipment costs as part of construction materials operations and now includes there costs within heavy/highway construction. Costs associated with inter-segment equipment costing were $3.5 million in fiscal year 2014. Segment assets are those assets that are used in each segment’s operations and include only assets directly identified with those operations. Corporate and unallocated assets include principally cash and cash equivalents, prepaid and other assets, deferred income taxes and cash value of life insurance. The accounting policies of the segments are the same as those described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”.

The following is a summary of certain financial data for the Company’s operating segments:

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Revenue
Construction materials	$507,957	$505,026	$529,838
Heavy/highway construction	252,310	248,188	268,160
Traffic safety services and equipment	88,834	84,463	82,929
Other revenues	—	15,264	15,592
Segment totals	849,101	852,941	896,519
Eliminations	(167,456)	(175,851)	(190,585)
Total revenue	$681,645	$677,090	$705,934
Operating (loss) income
Construction materials	$50,452	$27,567	$36,192
Heavy/highway construction	2,633	(6,800)	(5,103)
Traffic safety services and equipment	444	(5,769)	(209)
Corporate and unallocated	(68,307)	(36,843)	(26,147)
Total operating (loss) income	$(14,778)	$(21,845)	$4,733

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Product and services revenue
Construction materials
Aggregates	$195,699	$189,084	$202,459
Hot mix asphalt	170,433	196,474	201,742
Ready mixed concrete	66,314	62,705	62,522
Precast/prestressed structural concrete	27,569	26,460	30,680
Masonry products	19,223	16,083	17,287
Construction supply centers	14,148	14,220	15,148
Other	14,571	—	—
Heavy/highway construction	252,310	248,188	268,160
Traffic safety services and equipment	88,834	84,463	82,929
Other revenues	—	15,264	15,592
Eliminations	(167,456)	(175,851)	(190,585)
Total revenue	$681,645	677,090	$705,934
Product and services operating income (loss)
Construction materials
Aggregates	$29,792	$14,074	$19,027
Hot mix asphalt	21,202	16,851	15,113
Ready mixed concrete	4,361	1,284	2,349
Precast/prestressed structural concrete	208	(1,852)	(704)
Masonry products	(644)	(876)	(521)
Construction supply centers	850	790	928
Other	1,845	—	—
Asset impairment	(7,162)	(2,704)	—
Heavy/highway construction	2,633	(6,800)	(5,103)
Traffic safety services and equipment	444	(5,769)	(209)
Corporate and unallocated	(68,307)	(36,843)	(26,147)
Total operating (loss) income	$(14,778)	$(21,845)	$4,733

(In thousands)	February 28, 2014	February 28, 2013	February 29, 2012
Depreciation, depletion and amortization
Construction materials	$33,667	$28,183	$33,151
Heavy/highway construction	7,580	11,819	9,018
Traffic safety services and equipment	5,906	7,312	7,155
Corporate and unallocated	1,639	3,628	2,350
Total depreciation, depletion and amortization	$48,792	$50,942	$51,674
Capital expenditures
Construction materials	$12,667	$29,725	$22,916
Heavy/highway construction	3,452	11,613	11,189
Traffic safety services and equipment	3,000	2,302	3,204
Corporate and unallocated	250	962	9,899
Total capital expenditures	$19,369	$44,602	$47,208

(In thousands)	February 28, 2014	February 28, 2013
Segment assets
Construction materials	$481,011	$523,087
Heavy/highway construction	54,334	53,894
Traffic safety services and equipment	55,084	62,274
Corporate and unallocated	131,509	94,933
Total assets	$721,938	$734,188

In fiscal year 2014, sales to one customer of $172.0 million represented more than 10% of our revenue.  In fiscal year 2013, sales to one customer of $151.5 million represented more than 10% of our revenue.  In fiscal year 2012, sales to one customer of $98.2 million represented more than 10% of our revenue.

19.    Condensed Issuer, Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet at February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,344	$—	$2,548	$—	$23,892
Restricted cash	11,996	92	15,596	—	27,684
Accounts receivable	49,093	12,212	271	(257)	61,319
Inventories	95,135	12,178	—	—	107,313
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,131	839	35	—	9,005
Assets held for sale	14,467	—	—	—	14,467
Total current assets	202,915	26,285	19,097	(904)	247,393
Property, plant and equipment, net	314,140	19,679	6,969	(6,969)	333,819
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets	7,904	12,047	—	—	19,951
Investment in subsidiaries	81,037	—	—	(81,037)	—
Intercompany receivables	720	27,794	(34)	(28,480)	—
Other assets	29,336	1,115	2,348	—	32,799
Total assets	$718,183	$92,765	$28,380	$(117,390)	$721,938
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$30,317	$—	$844	$(647)	$30,514
Accounts payable - trade	17,892	3,858	453	(257)	21,946
Accrued liabilities	44,603	1,531	14,373	—	60,507
Total current liabilities	92,812	5,389	15,670	(904)	112,967
Intercompany payables	27,632	848	—	(28,480)	—
Long-term debt, less current maturities	623,714	—	5,738	—	629,452
Obligations under capital leases, less current installments	6,969	—	—	(6,969)	—
Deferred income taxes	26,477	8,413	—	—	34,890
Other liabilities	43,014	603	2,348	—	45,965
Total liabilities	820,618	15,253	23,756	(36,353)	823,274
(Deficit) equity					0
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(102,435)	77,512	3,525	(81,037)	(102,435)
Noncontrolling interest	—	—	1,099	—	1,099
Total (deficit) equity	(102,435)	77,512	4,624	(81,037)	(101,336)
Total liabilities and (deficit) equity	$718,183	$92,765	$28,380	$(117,390)	$721,938

Condensed Consolidating Balance Sheet at February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31	$19	$9,484	$—	$9,534
Restricted cash	1,174	105	8,844	—	10,123
Accounts receivable	39,128	13,129	14	—	52,271
Inventories	109,032	16,112	—	—	125,144
Net investment in lease	—	—	634	(634)	—
Deferred income taxes	11,425	961	—	—	12,386
Other current assets	6,992	1,317	28	—	8,337
Total current assets	167,782	31,643	19,004	(634)	217,795
Property, plant and equipment, net	350,656	21,212	7,589	(7,589)	371,868
Goodwill	83,228	5,845	—	—	89,073
Other intangible assets	8,093	12,907	—	—	21,000
Investment in subsidiaries	81,430	—	—	(81,430)	—
Intercompany receivables	279	19,984	—	(20,263)	—
Other assets	33,252	1,200	—	—	34,452
Total Assets	$724,720	$92,791	$26,593	$(109,916)	$734,188
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$11,175	$—	$801	$(634)	$11,342
Accounts payable - trade	18,343	2,044	221	—	20,608
Accrued liabilities	37,640	5,135	11,232	—	54,007
Total current liabilities	67,158	7,179	12,254	(634)	85,957
Intercompany payables	19,984	—	279	(20,263)	—
Long-term debt, less current maturities	559,915	—	6,730	—	566,645
Obligations under capital leases, less current installments	7,589	—	—	(7,589)	—
Deferred income taxes	43,834	8,609	—	—	52,443
Other liabilities	35,723	1,010	—	—	36,733
Total liabilities	734,203	16,798	19,263	(28,486)	741,778
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(9,483)	75,993	5,437	(81,430)	(9,483)
Noncontrolling interest	—	—	1,893	—	1,893
Total (deficit) equity	(9,483)	75,993	7,330	(81,430)	(7,590)
Total liabilities and (deficit) equity	$724,720	$92,791	$26,593	$(109,916)	$734,188

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$596,854	$88,213	$8,855	$(12,277)	$681,645
Cost of revenue (exclusive of items shown separately below)	492,108	70,200	5,879	(11,849)	556,338
Depreciation, depletion and amortization	42,715	6,077	—	—	48,792
Asset impairment	7,162	474	—	—	7,636
Pension and profit sharing	6,974	273	—	—	7,247
Selling, administrative and general expenses	67,094	9,860	347	—	77,301
(Gain) loss on disposals of property, equipment and software	(754)	(137)	—	—	(891)
Operating (loss) income	(18,445)	1,466	2,629	(428)	(14,778)
Interest expense, net	(86,549)	(57)	(286)	428	(86,464)
(Loss) income before income taxes	(104,994)	1,409	2,343	—	(101,242)
Income tax benefit	(8,988)	(111)	—	—	(9,099)
Equity in earnings of subsidiaries	2,607	—	—	(2,607)	—
Net (loss) income	(93,399)	1,520	2,343	(2,607)	(92,143)
Less: Net income attributable to noncontrolling interest			(1,256)		(1,256)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(93,399)	1,520	1,087	(2,607)	(93,399)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	447	—	—	—	447
Comprehensive (loss) income	(92,952)	1,520	2,343	(2,607)	(91,696)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,256)	—	(1,256)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(92,952)	$1,520	$1,087	$(2,607)	$(92,952)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$593,624	$86,563	$7,714	$(10,811)	$677,090
Cost of revenue (exclusive of items shown separately below)	492,386	70,929	4,999	(10,811)	557,503
Depreciation, depletion and amortization	42,452	8,490	—	—	50,942
Asset impairment	2,704	2,000	—	—	4,704
Pension and profit sharing	7,996	329	—	—	8,325
Selling, administrative and general expenses	66,261	10,509	368	—	77,138
Loss on disposals of property, equipment and software	193	130	—	—	323
Operating income (loss)	(18,368)	(5,824)	2,347	—	(21,845)
Interest expense, net	(75,149)	(289)	(409)	—	(75,847)
(Loss) income before income taxes	(93,517)	(6,113)	1,938	—	(97,692)
Income tax benefit	(36,735)	(4,823)	—	—	(41,558)
Equity in earnings of subsidiaries	(736)	—	—	736	—
Net (loss) income	(57,518)	(1,290)	1,938	736	(56,134)
Less: Net income attributable to noncontrolling interest			(1,384)		(1,384)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(57,518)	(1,290)	554	736	(57,518)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(241)	—	—	—	(241)
Comprehensive (loss) income	(57,759)	(1,290)	1,938	736	(56,375)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(57,759)	$(1,290)	$554	$736	$(57,759)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended February 29, 2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$638,256	$80,369	$6,378	$(19,069)	$705,934
Cost of revenue (exclusive of items shown separately below)	528,946	61,928	3,681	(19,069)	575,486
Depreciation, depletion and amortization	44,094	7,580	—	—	51,674
Asset impairment		1,100			1,100
Pension and profit sharing	7,406	216	—	—	7,622
Selling, administrative and general expenses	54,307	9,587	617	—	64,511
Gain on disposals of property, equipment and software	808	—	—	—	808
Operating income	2,695	(42)	2,080	—	4,733
Interest expense, net	(45,670)	(255)	(634)	—	(46,559)
(Loss) income before income taxes	(42,975)	(297)	1,446	—	(41,826)
Income tax benefit	(16,292)	(105)	—	—	(16,397)
Equity in earnings of subsidiaries	434	—	—	(434)	—
Net (loss) income	(26,249)	(192)	1,446	(434)	(25,429)
Less: Net income attributable to noncontrolling interest			(820)		(820)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(26,249)	(192)	626	(434)	(26,249)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(778)	—	—	—	(778)
Comprehensive (loss) income	(27,027)	(192)	1,446	(434)	(26,207)
Less: comprehensive income attributable to noncontrolling interest	—	—	(820)	—	(820)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(27,027)	$(192)	$626	$(434)	$(27,027)

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(3,898)	$2,648	$5,814	$(3,000)	$1,564
Cash flows from investing activities					0
Capital expenditures	(14,055)	(3,079)	—	—	(17,134)
Capitalized software	(73)	—	—	—	(73)
Proceeds from sale of property and equipment	2,404	399	—	—	2,803
Change in cash value of life insurance	3,203	—	—	—	3,203
Change in restricted cash	(10,673)	13	(6,752)	—	(17,412)
Net cash used in investing activities	(19,194)	(2,667)	(6,752)	—	(28,613)
Cash flows from financing activities					0
Proceeds from revolving credit	283,302	—	—	—	283,302
Repayment of revolving credit	(285,202)	—	—	—	(285,202)
Proceeds from issuance of long-term debt	155,591	—	—	—	155,591
Repayment of long-term debt	(91,432)	—	(948)	—	(92,380)
Payments on capital leases	(5,247)	—	—	—	(5,247)
Debt issuance costs	(12,607)		—	—	(12,607)
Dividends Paid	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(2,050)	—	(2,050)
Net cash provided by (used in) financing activities	44,405	—	(5,998)	3,000	41,407
Net (decrease) increase in cash and cash equivalents	21,313	(19)	(6,936)	—	14,358
Cash and cash equivalents					0
Beginning of fiscal year	31	19	9,484	—	9,534
End of fiscal year	$21,344	$—	$2,548	$—	$23,892

Condensed Consolidating Statement of Cash Flows for the year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$13,575	$2,681	$3,774	$—	$20,030
Cash flows from investing activities					0
Capital expenditures	(39,259)	(3,135)	—	—	(42,394)
Capitalized software	(23)	—	—	—	(23)
Proceeds from sale of property and equipment	304	—	—	—	304
Change in cash value of life insurance	(3,333)	—	—	—	(3,333)
Change in restricted cash	205	(3)	(3)	—	199
Net cash used in investing activities	(42,106)	(3,138)	(3)	—	(45,247)
Cash flows from financing activities					0
Proceeds from revolving credit	224,729	—	—	—	224,729
Repayment of revolving credit	(298,361)	—	—	—	(298,361)
Proceeds from issuance of long-term debt	268,641	—	—	—	268,641
Repayment of long-term debt	(154,548)	—	(654)	—	(155,202)
Payments on capital leases	(4,943)	—	—	—	(4,943)
Debt issuance costs	(14,062)	—	—	—	(14,062)

Distribution to noncontrolling interest	—	—	(1,083)	—	(1,083)
Net cash provided by (used in) financing activities	21,456	—	(1,737)	—	19,719
Net increase (decrease) in cash and cash equivalents	(7,075)	(457)	2,034	—	(5,498)
Cash and cash equivalents					0
Beginning of period	7,106	476	7,450	—	15,032
End of period	$31	$19	$9,484	$—	$9,534

Condensed Consolidating Statement of Cash Flows for the year ended February 29,2012

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$12,829	$1,875	$6,193	$(1,200)	$19,697
Cash flows from investing activities					0
Capital expenditures	(32,093)	(3,299)	—	—	(35,392)
Capitalized software	(8,562)	—	—	—	(8,562)
Proceeds from sale of property and equipment	1,305	421	990	—	2,716
Change in cash value of life insurance	2,825	—	—	—	2,825
Change in restricted cash	399	7	(8,841)	—	(8,435)

Net cash used in investing activities	(36,126)	(2,871)	(7,851)	—	(46,848)
Cash flows from financing activities					0
Proceeds from revolving credit	145,477	—	—	—	145,477
Repayment of revolving credit	(98,500)	—	—	—	(98,500)
Proceeds from issuance of long-term debt	12,398	—	—	—	12,398
Repayment of long-term debt	(27,038)	—	(2,095)	—	(29,133)
Payments on capital leases	(5,329)	—	—	—	(5,329)
Debt issuance costs	(1,663)	—	—	—	(1,663)
Dividends Paid			(1,200)	1,200
Distribution to noncontrolling interest	—	—	(1,096)	—	(1,096)
Net cash used in financing activities	25,345	—	(4,391)	1,200	22,154
Net increase in cash and cash equivalents	2,048	(996)	(6,049)	—	(4,997)
Cash and cash equivalents					0
Beginning of period	5,058	1,472	13,499	—	20,029
End of period	$7,106	$476	$7,450	$—	$15,032

20.    Unaudited Quarterly Financial Data

The following is a summary of selected quarterly financial information (unaudited) for each of the quarterly periods in fiscal year 2014 and 2013:

	Fiscal Year 2014
(in thousands)	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014
Revenue	$147,744	$242,365	$221,346	$70,190
Operating income (loss)	(13,535)	27,497	13,676	(42,416)
Net income (loss)	(29,237)	8,527	(5,085)	(66,348)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(29,907)	8,387	(5,208)	(66,224)

	Fiscal Year 2013
(in thousands)	May 31, 2012	August 31, 2012	November 30, 2013	February 28, 2013
Revenue	$157,981	$260,542	$190,236	$68,331
Operating income (loss)	(6,671)	31,735	1,977	(48,886)
Net income (loss)	(18,114)	8,522	(8,848)	(37,694)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(18,342)	8,202	(9,167)	(38,452)

21.    Subsequent Event

On March 27, 2014, the Board of Directors accepted the resignation of Steven B. Detwiler as Senior Vice President - Construction Materials and President and Chief Operating Officer of the North Division, effective as of the close of business on March 31, 2014. Mr. Detwiler will remain a member of the Board of Directors of the Company and a member of the Executive Committee of the Board of Directors.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 13, 2013, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company completed a competitive process to determine the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2014. On November 13, 2013, the Audit Committee dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm, effective immediately.
The reports of PwC on the consolidated financial statements of the Company for the fiscal years ended February 28, 2013 and February 29, 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except PwC’s report for the fiscal year ended February 29, 2012 contained an explanatory paragraph regarding an implication if the Company were unable to meet its revised filing requirements.
During the fiscal years ended February 28, 2013 and February 29, 2012, and the subsequent interim period through November 13, 2013, there were no (a) “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in their reports on the financial statements for such years. During the fiscal years ended February 28, 2013 and February 29, 2012, and the subsequent interim period through November 13, 2013, there were “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K for the following material weaknesses in internal control over financial reporting: we did not maintain effective controls over the implementation of a new enterprise resource planning system; we did not implement appropriate information technology controls related to change management, data integrity, access and segregation of duties; we did not maintain effective controls over the recording of journal entries, both recurring and non-recurring; we did not maintain effective controls over the recording of intercompany transactions; we did not maintain effective controls over accounting for contracts; we did not maintain effective controls to ensure the completeness and accuracy of recorded revenue; we did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable; we did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense; we did not maintain effective controls over the completeness and accuracy of capitalized software costs and related amortization expense; we did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory reserves; we did not maintain effective controls over the estimation process related to asset retirement obligations and related activity; we did not maintain effective controls over the completeness, accuracy and cutoff of our inventory counts; we did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities; we did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities; we did not adequately segregate the duties of personnel within our Accounting Department including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff; we did not maintain an effective control environment related to the following areas: our control environment did not consistently emphasize adherence to U.S. generally accepted accounting principles; in the areas of finance, tax, accounting and information technology departments, we did not ensure a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our structure and accounting and financial reporting requirements; we did not ensure complete and accurate business documentation to support certain transactions and accounting records, and we did not design, maintain or implement policies and procedures to adequately review and account for significant accounting transactions; we did not maintain effective monitoring of controls in the period end financial reporting process, revenue recognition, cash , contracts, inventory, property, plant and equipment and estimates in accruals and we did not maintain an internal audit or similar function; we did not maintain effective controls over risk assessments (specifically, processes to evaluate certain business and fraud risks); we did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our system implementation. These material weaknesses were all previously reported in the Company’s Annual reports for the fiscal years ended February 28, 2013 and February 29, 2012, and the Quarterly Report for the three month period ended August 31, 2013.
Contemporaneous with the determination to dismiss PwC, the Audit Committee of the Company’s Board engaged BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2014, effective immediately. During the fiscal years ended February 28, 2013 and February 29, 2012, and the subsequent through the date hereof prior to the engagement of BDO, neither the Company nor anyone acting on its behalf has consulted with BDO regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011, management identified certain material weaknesses in our internal control over financial reporting as further described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. We have developed and implemented policies and procedures which emphasize adherence to

GAAP and made these available to employees on the company’s intranet site. As of this filing, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015.We have completed the related internal control design and implementation activities that include financial statement analytical review and disclosure review. We will continue our remediation efforts in fiscal year 2015.

•
In the areas of finance, tax, accounting and information technology departments, we did not ensure a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our structure and accounting and financial reporting requirements, which was identified as a material weakness by management during the fiscal 2012 year end financial reporting process.

 As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit Director, Internal Audit resources and have appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. Therefore these areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources and will continue to assess the Company's needs in fiscal year 2015.

•
We did not ensure complete and accurate business documentation to support certain transactions and accounting records. The controls in these areas with respect to the creation, maintenance and retention of complete and accurate business records were not effective. This was primarily attributable to the ERP implementation in fiscal year 2012 and identified by management and the Company’s independent auditors during the 2012 year end financial reporting process.

As part of our remediation efforts, we developed and implemented policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of GAAP for business transactions for fiscal year 2014. We continue to assess the need for additional policies and procedures based on business needs and changes. In addition, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015. We will continue our remediation efforts in fiscal year 2015.

•
We did not design, maintain or implement policies and procedures to adequately review and account for significant accounting transactions, which were identified as a material weakness during the 2012 fiscal year end financial reporting process. Specifically, we did not maintain and communicate sufficient and consistent accounting policies, which limited our ability to make accounting decisions and to detect and correct accounting errors.

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. To augment the policies and procedures and provide additional structure, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015. We will continue our remediation efforts in fiscal year 2015.

We did not maintain effective monitoring of controls:

•
We did not maintain effective monitoring of controls in areas related to period end financial reporting process, revenue recognition, cash, contracts, inventory, property, plant and equipment and estimates in accruals. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls which was identified as a material weakness during the 2012 fiscal year end financial reporting process by management and its independent auditors.

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a series of management reports to augment our analytical review processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, account reconciliation review, inventory cycle counts, numerous review and approval controls in these areas, and an internal control certification by business process owners. Remediation is expected to be complete in fiscal year 2015.

We did not maintain effective controls over risk assessment:

•
We did not maintain processes to evaluate certain business and related fraud risks which may have an impact on the integrity of financial reporting. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls and was identified as a material weakness during the fiscal 2012 year end financial reporting process by management.

As part of our remediation efforts, we have developed a risk assessment process. We continue to refine this process as we monitor risks on an informal and formal basis. Our internal audit function aids management in the risk assessment process. This function provided updates to the Board of Directors and Audit Committee for the period ended February 28, 2014. Remediation is expected to be complete in fiscal year 2015.

We did not maintain effective controls over information and communication:

•
We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our ERP implementation in 2012. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues associated with the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in fiscal year 2012 resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

As part of our remediation efforts, in the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. We expect that remediation will be complete once the ERP has been implemented at other locations in fiscal year 2015.

The material weaknesses in our control environment, monitoring of controls, information and communication, and risk assessments contributed to additional material weaknesses in various control activities as set forth below:

•
We did not maintain effective controls over the implementation of a new ERP in 2012. Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training during the implementation of the ERP. During the implementation of the ERP, management did not provide appropriate logical security design and testing, perform sufficient data conversion testing, and maintain appropriate system documentation. This material weakness was identified by management and the Company’s independent auditors during the fiscal year 2012 financial reporting process. This material weakness contributed to other control issues described below.

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. One new location began operating the new ERP during the fourth quarter. As of this filing, two additional locations began operating the new ERP and remediation is expected to be completed when the one remaining location begins operating the new ERP in fiscal year 2015.

•
We did not implement appropriate information technology controls related to change management, data integrity, access and segregation of duties. This material weakness, which was previously identified as a significant deficiency in prior years by our independent auditors and elevated to a material weakness in fiscal 2012 due to issues with our ERP implementation, resulted in both not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of controls to ensure accuracy of our financial reporting. For example, we did not maintain adequate segregation of duties around most accounting processes and did not have adequate integrity verification of our sub-ledgers.

As part of our remediation efforts, we have hired new information technology personnel and designated a full-time IT resource to act in an IT governance role, which is responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. We have continued to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We are evaluating segregation of duties and have designed information technology general controls which we have begun implementation. We will continue our remediation efforts in fiscal year 2015.

•
We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared, included sufficient supporting documentation, or were reviewed and approved to ensure the validity, accuracy and completeness of the journal entries. For example, due to data conversion issues during the Company’s ERP implementation, recurring and manual journal entries were recorded duplicate times, in wrong periods and/or in reverse. This material weakness which was identified by management and the Company’s independent auditors during the 2012 year end reporting process, resulted in additional procedures performed by management and contributed to other deficiencies, some of which have resulted in additional material weaknesses and adjustments during the fiscal year 2013 and 2012 year end financial closing processes.

We have designed and implemented a manual journal entry process which includes journal entry review and formal approval for fiscal year 2014. As of this filing, we have implemented an enhanced journal entry process to automate approval capabilities. Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls over the recording of intercompany transactions. Specifically, effective controls were not in place to ensure that intercompany balances were properly reconciled and eliminated on a timely basis. For example, due to certain subsidiaries being converted to a new ERP system in January 2012, we did not initially match and reconcile intercompany billings and expenses. This material weakness, which was identified by management and the Company’s independent auditors during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year end financial closing and reporting process.

We have implemented manual processes and checklists to ensure the proper tracking and elimination of intercompany activity. We have implemented financial statement analytical review and the completion and review of intercompany account reconciliation. Upon the implementation of the ERP at all locations, an automated process will be implemented to eliminate and track intercompany activity. We have completed our testing of internal control effectiveness and, based on the results, this material weakness has been remediated as of fiscal year end 2014.

•
We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion in 2012, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year end financial closing and reporting processes.

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools as of the first quarter of fiscal year 2014. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls to ensure the completeness and accuracy of recorded revenue. Specifically, we did not design and maintain effective controls over pricing, billing practices and credit memos. For example, during conversion to the new ERP several customers were invoiced incorrect prices which resulted in significant billing adjustments credit memos. This material weakness which was identified during the fiscal 2012 year end audit by management, in conjunction with our independent auditors resulted in additional procedures performed by management and adjustments in both fiscal 2013 and 2012.

This material weakness related to recorded revenue existed at our Traffic Safety locations. During the first quarter of fiscal year 2014, we began implementation of a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include price, invoice, shipment, adjustments and account reconciliation reviews.  Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable. Specifically, we did not timely reconcile accounts receivable balances and did not implement and maintain a formal review process. Further, we did not have an effective process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves. There also is no required formal approval process to determine and write off uncollectible account balances. This material weakness, which was identified by our independent auditors during the 2012 year end audit, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year end financial closing and reporting processes.

We have developed integrity reports for the locations utilizing the new ERP to ensure subledger activity is properly posted to the general ledger. We have implemented activities that include the review of customer accounts receivable aging for appropriateness, formal approval of accounts receivable write-offs, and accounts receivable reconciliation review. We have completed our testing of internal control effectiveness and, based on the results, have remediated this material weakness as of fiscal year end 2014.

•
We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense. Specifically, we did not design and maintain effective controls to ensure that assets are properly capitalized on our books. For example, certain capital expenditures were inappropriately expensed while other expenditures were inappropriately capitalized as fixed assets. This material weakness, which was identified by our independent auditors during our fiscal 2012 year end audit, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year end financial closing and reporting processes.

We established a manual review process during the fourth quarter of fiscal year 2013 to review capital expenditures and formalized the capital expenditure policy which was approved by the Board of Directors during the first quarter of fiscal year 2014. We have implemented a formal review and approval of additions, disposals, construction in process and repair expenditures. We have completed our testing of internal control effectiveness and, based on the results, have remediated this material weakness as of fiscal year end 2014.

•
We did not maintain effective controls over the completeness and accuracy of capitalized software costs and related amortization expense. Specifically, we did not design and maintain effective controls to ensure that capitalized software costs are properly capitalized on our books. For example, the company did not have a formal process in place to evaluate and determine the appropriate classification of costs incurred. This material weakness, which was identified by our independent auditors during the fiscal 2012 audit, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year end financial closing and reporting processes.

Management has not implemented any new material capitalized software projects since fiscal year 2013. Additionally, we have implemented a capital expenditure policy during fiscal year 2014. We have implemented a formal review and approval of additions, disposals, construction in process and repair expenditures. We have completed our testing of internal control effectiveness and, based on the results, have remediated this material weakness as of fiscal year end 2014.

•
We did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory reserves. Specifically, we did not design and maintain effective controls with respect to the review and analysis of excess and obsolete inventory and lower of cost or market considerations due to lack of empirical data available upon converting to our new ERP in 2012. This material weakness, which was identified by management in conjunction with our independent auditors during the fiscal year 2012 audit, resulted in adjustments identified through additional procedures performed by management in fiscal years 2013 and 2012.

We have implemented a monthly physical inventory observation procedure at certain locations in lieu of a failed perpetual system. We have created system reports to provide inventory information at our Traffic Safety locations to identify and assess lower of cost or market and obsolete inventory issues. Additionally, we have contracted for third party physical inventory observations to be performed at our quarry locations twice a year. Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls over the estimation process related to changes in asset retirement obligations and related activity. Specifically, we did not design and maintain effective controls to ensure that changes in asset retirement obligations were properly estimated and recorded timely on our books. This material weakness, which was identified by the Company’s independent auditors during the year end fiscal 2012 reporting process, resulted in additional procedures performed by management and adjustments during the fiscal year 2013 and 2012 year end financial closing and reporting processes.

We implemented specialized software that is used to track and analyze these expenses and created a formal review of asset retirement obligations related activity. Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls over the completeness, accuracy and cutoff of our inventory counts. Specifically, we did not design and maintain effective controls and policies with respect to physical inventory counting procedures, including the appropriate level of review. For example, we did not ensure results of physical inventory counts were completely and accurately recorded in the newly implemented ERP system. We also did not initially capitalize inventory variances for materials, labor, and overhead. This material weakness, which was identified by the Company’s independent auditors during the fiscal 2012 year end financial reporting process, resulted in adjustments identified through additional procedures performed by management in fiscal years 2013 and 2012.

As mentioned above, we have implemented monthly physical inventory observations and periodic inventory counts at certain locations of the Company. Remediation is expected to be complete in fiscal year 2015.

•
We did not maintain effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities. Specifically, we did not timely reconcile accounts payable and accrued liabilities or properly accrue for invoices payable in the period. For example, invoices for certain receipts of goods and services were improperly recorded in the period after they were received while other invoices were incorrectly recorded twice during the ERP implementation in 2012. This material weakness which was identified by management and the Company’s independent auditors during the year end fiscal 2012 reporting process resulted in additional procedures performed by management and adjustments identified by management and our independent auditors for fiscal year 2013 and 2012.

In addition to the implementation of integrity reports for locations operating on the new ERP, we have also established training, reports, and procedures around the accounts payable and accrual process during fiscal year 2014. We have implemented a formal review and approval of accruals and accounts payable reconciliations. We have completed our testing of internal control effectiveness and, based upon the results, have remediated this material weakness as of fiscal year end 2014.

•
We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal 2011 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal year 2013, 2012, 2011 year end and first quarter fiscal 2014 financial closing and reporting processes.

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts in fiscal year 2015.

•
We did not adequately segregate the duties of personnel within our Accounting Department, including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff. This material weakness which was identified by our independent auditors in prior years but elevated to a material weakness in fiscal year 2012, resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal year 2013, 2012 and 2011 year end financial closing and reporting processes.

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We will continue our remediation efforts in fiscal year 2015.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended February 28, 2014, are fairly stated in all material respects.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in International Control - Integrated Framework. Based on this assessment, our management concluded that, as of February 28, 2014, our internal control over financial reporting was ineffective due to the material weaknesses set forth above.

Changes in Internal Control Over Financial Reporting

The following controls were remediated during the fourth quarter ended February 28, 2014:

•
We maintained effective controls over the recording of intercompany transactions. Specifically, we have implemented financial statement analytical review, timely reconciled intercompany balances and maintained a formal review process. We successfully tested the related controls and have concluded that this material weakness is remediated.

•
We maintained effective controls to ensure the completeness, accuracy, cutoff and valuation of accounts receivable. Specifically, we timely reconciled accounts receivable balances and maintained a formal review process. We had an effective process in place to determine and appropriately assess the adequacy of accounts receivable valuation reserves. We maintained a formal approval process to write off uncollectible account balances. We successfully tested the related controls and have concluded that this material weakness is remediated.

•
We maintained effective controls over the completeness, accuracy and capitalization of property, plant and equipment and related depreciation expense. Controls were in place to ensure that assets are properly capitalized on our books. We successfully tested the related controls and have concluded that this material weakness is remediated.

•
We maintained effective controls over capitalized software costs and related amortization expense. Specifically, we maintained effective controls to review capitalized software costs to ensure proper capitalization. We successfully tested the related controls and have concluded that this material weakness is remediated.

•
We maintained effective controls to ensure the completeness and timely recording of accounts payable and accrued liabilities. Specifically, we timely reconciled accounts payable and accrued liabilities or properly accrued for invoices payable in the period. We successfully tested the related controls and have concluded that this material weakness is remediated.

Item 9B.                           OTHER INFORMATION.

None.

PART III
Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of May 21, 2014 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	79	Director, Chairman of the Board and Executive Committee Member
Donald L. Detwiler	70	Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	55	President, Chief Executive Officer, Secretary, Director, and Executive Committee Member
Albert L. Stone	54	Senior Vice President and Chief Financial Officer
Steven B. Detwiler	51	Director and Executive Committee Member
James W. Van Buren	48	Director and Executive Committee Member
Donald Devorris	78	Director
William A. Gettig	87	Director
F. James McCarl	66	Director
Larry R. Webber	66	Director

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

Steven B. Detwiler served as our Senior Vice President-Construction Materials from 2011 through March 2014. Prior to that, he served as our Vice President-Aggregates from 2000 to his departure in March 2014. Mr. Detwiler served as the President of Buffalo Crushed Stone Division since 2000. Prior to this, Mr. Detwiler was Vice President of Valley Quarries, Inc. From 1990 to 1993, he was the manager of the Equipment & Supply Division of the Company. Mr. Detwiler has served as one of our directors since 1998. Before joining the Company in 1990, Mr. Detwiler spent six years in the United States Army where he was honorably discharged at the rank of Captain. Mr. Detwiler graduated with a B.S. from the United States Military

Academy in West Point, New York. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Jeffrey D. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 20 years with the Company, and his experience as an officer of several of our divisions, contributed to our conclusion that he should serve as a director of the Company.

James W. Van Buren served as our Executive Vice President from 2011 to 2013, as our Chief Operating Officer from 2000 to 2013 and as President of Work Area Protection Corp. from 2011 to 2013. From 1996 until 2011, he was our Vice President-Development. Prior to this, he was our production coordinator in the Contract Division. Prior to joining the Company, he was a real estate analyst and appraiser for four years with Thomas J. Maher in Philadelphia. Mr. Van Buren graduated from Juniata College in 1986 with a B.S. in Environmental Biology and received a Master of Business Administration from St. Francis College in 1996. Mr. Van Buren is the son-in-law of Donald L. Detwiler. Mr. Van Buren’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 15 years with the Company, and his experience as our former Executive Vice President and Chief Operating Officer, contributed to our conclusion that he should serve as a director of the Company

Donald Devorris has served as a director of NESL since 1990. Mr. Devorris is currently President of Blair Electric, where has worked since 1959. Mr. Devorris has a B.S. degree in electrical engineering from Penn State University. Mr. Devorris’ senior management experience, including as President of Blair Electric, and his prior service as president and director of several non-public companies contributed to our conclusion that he should serve as a director of the Company.

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

Larry R. Webber has served as a director of NESL since December 2008. Mr. Webber is currently managing director of the Institute for Strategic Management, where he has worked since 2009. Prior to that he was President of L.R. Webber Associates, Inc., where he worked from 1976 through 2006. Mr. Webber has a B.A. in economics from Westminster College and an M.A. in industrial relations from St. Francis University. Mr. Webber’s strategic management and business consulting experience, including as a managing director of Institute for Strategic Management and as executive officer of L.R. Webber Associates, Inc., along with over 36 years of experience as a business advisor contributed to our conclusion that he should serve as a director of the Company. Mr. Webber entered into a consulting agreement with the Company in fiscal year 2015.

In addition to the information presented above regarding each director’s specific experiences, qualifications attributes and skills, we believe that all of our directors have a reputation for integrity and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and our board

Director Independence
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

Our audit committee is comprised of Messrs. Devorris, Gettig, and McCarl. Mr. Devorris is the Chairman of the audit committee. Our board of directors has determined that all members of our audit committee are independent.  Although our board of directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

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

Independent Committee

Our independent committee’s function is to discuss the facts and circumstances of any dispute arising among our stockholders in their capacities as managers of our businesses when such dispute involves the operation and management of our businesses. Our independent committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Gettig is the chairman of our independent committee. Our board of directors has determined that all members of our independent committee are independent for the purposes of this committee, except Mr. Webber, who is a nonvoting member (due to his consulting agreement).  This committee has not formally convened as there have been no events which would require their attention to date.

Special Committee

The board has a special committee consisting of our four independent directors, that has engaged an advisor to develop a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan.

Code of Ethics

As a privately held company we are not obligated to adopt a formal code of ethics, however we are in the process of upgrading our corporate governance and we plan to adopt a formal code of ethics in the near future.
Item 11.                             EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our (i) President and Chief Executive Officer during fiscal year 2014, (ii) Chief Financial Officer during fiscal year 2014, (iii) the three other most highly compensated executive officers who were serving at the end of fiscal year 2014, and (iv) one individual for whom disclosure would have been provided pursuant to (iii) but for the fact that such individual was not serving as an executive officer of the Company at the end of fiscal year 2014 (which we refer to collectively as our named executive officers) are as follows:

•	Paul I. Detwiler, Jr. - Director, Chairman of the Board and Executive Committee member;

•	Donald L. Detwiler - Director, Vice Chairman of the Board and Executive Committee member;

•	Paul I. Detwiler, III — Chief Executive Officer, President and Secretary, Director and Executive Committee member;

•
Steven B. Detwiler - Senior Vice President-Construction Materials (at the end of fiscal year 2014), Director, Executive Committee Member and President of Buffalo Crushed Stone Division (at the end of fiscal year 2014). In March 2014, Mr. Steven Detwiler resigned as Senior Vice President of Construction Materials and President of Buffalo Crushed Stone Division;

•	Albert L. Stone - Senior Vice President, Chief Financial Officer, Director and Executive Committee member; and

•
James W. Van Buren - Executive Vice President (during fiscal year 2013), Chief Operating Officer (during fiscal year 2013), Director, Executive Committee member. In July 2013, Mr. Van Buren resigned as Executive Vice President and Chief Operating Officer of the Company and as President of Work Area Protection Corp.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We are a privately-held company founded and wholly-owned by one family, the Detwiler family, and our senior management team, including most of our named executive officers, includes many third and fourth generation members of the Detwiler family. As a result, our executive compensation philosophy is streamlined. The compensation of our named executive officers, including our Chairman and Vice Chairman of the Board, for fiscal year 2014 was determined, reviewed and approved by our Chairman of the Board and Vice Chairman of the Board with significant input and direction from our Chief Executive Officer.

Our executive compensation has four components to it:

•	base salary;

•	bonuses;

•	retirement benefits; and

•	perquisites and other personal benefits.

Our goal is to ensure that our compensation practices are market, facilitate appropriate retention and reward superior performance. The components to our executive compensation are determined with the goal of motivating executives and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform for our company. However, as a result of the fact that our named executive officers are all members of the family which owns the Company, the compensation of our named executive officers is significantly influenced by the private negotiations between such individuals concerning their compensation, which is based upon the requests of such individuals, the performance of the Company and the ability of the Company to pay the determined compensation

Elements of Compensation

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the company and the scope of their responsibilities.  As of the end of fiscal year 2014, the base salaries of our Chairman of the Board and our Vice Chairman of the Board generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

•	the scope and/or changes in individual responsibilities;

•	overall compensation of the executive;

•	overall compensation for all our executive officers and employees;

•	market changes in compensation;

•	our financial condition and results of operations; and

•	individual performance.

Base salaries for each of Paul I. Detwiler, Jr. and Donald L. Detwiler for fiscal year 2015 have remained approximately the same as compared to base salaries for fiscal year 2014.
Bonuses. Our named executive officers are awarded cash bonuses based upon performance and the other discretionary elements described below. Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company. Bonuses for fiscal year 2014 were determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):
•market changes in compensation;
•the requests of the individual named executive officers; and
•our financial condition and results of operations.
•
Final bonus decisions for fiscal year 2014 were by private negotiation amongst our named executive officers, which are made by our Chairman of the Board and our Vice Chairman of the Board in consultation with our Chief Executive Officer. Bonuses are generally awarded annually at the end of the performance period. However, bonuses are also paid from time to time during the year to our named executive officers on a discretionary basis to reward specific accomplishments in connection with our operations or to cover certain expenses described under “Perquisites and Other Personal Benefits” below. A portion of the bonus awarded for fiscal year 2014 to each of Paul I. Detwiler, Jr. and Donald L. Detwiler was to reimburse such individual for their tax obligation resulting from their indirect interest in South Woodbury L.P. See “Certain Relationships and Related Party Transactions.”

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

Perquisites and Other Personal Benefits.  We provide the following perquisites and other personal benefits to our named executive officers:

•	we have subscribed for company life insurance policies for each of our named executive officers and pay all premiums under such policies;

•	we pay or reimburse our named executive officers for membership dues in various country clubs;

•	we pay an annual car allowance to some of our named executive officers; and

•	we lease various aircraft and pay the charges related to the use of such aircraft by our named executive officers.

We believe that extending these perquisites to our named executive officers is appropriate for the operation and management of our business which is heavily dependent on the ability of our executives to serve and travel rapidly and extensively throughout our geographic markets.

Other Compensation.  We are wholly-owned by our founding family members and do not have any equity awards or other equity-incentive performance based compensation.   We do not have employment agreements or change of control agreements with members of our founding family who are named as executive officers; however, we may have the need for these agreements in the future.  Because we are a privately-owned company, federal securities law provisions relating to shareholder advisory votes on executive compensation do not apply to us.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Webber is the Chairman of the Compensation Committee.  Our Board of Directors has determined that all members of our Compensation Committee are independent for the purpose of this Committee.

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

Members of the Compensation Committee:

Donald Devorris
William A. Gettig
F. James McCarl
Larry R. Webber, Chair

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during fiscal years 2012, 2013 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus (S)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total $
Paul I. Detwiler, Jr.	2014	441,670	484,232	0	13,777	43,465	(2)	983,144
Director, Chairman	2013	432,436	513,788	—	19,973	55,093	(2)	1,021,290
of the Board and	2012	426,684	620,247	—	12,250	26,720	(2)	1,085,901
Executive
Committee Member

Donald L. Detwiler	2014	442,148	320,141	0	19,344	42,532	(3)	824,165
Director, Vice Chairman,	2013	434,545	377,522	—	15,234	57,430	(3)	884,731
Executive	2012	426,914	488,617	—	12,250	29,232	(3)	957,013
Committee Member

Paul I Detwiler, III	2014	358,323	0	0	14,967	27,467	(4)	400,757
President, Chief Executive	2013	335,780	69,666	—	15,075	20,374	(4)	440,895
Officer and Corporate	2012	334,113	251,923	—	12,250	11,766	(4)	610,052
Secretary, Director and
Executive Committee Member

James W. Van Buren	2014	737,560	0	0	8,378	14,609	(5)	760,547
Executive-Vice President (until July 2013)	2013	338,305	56,196	—	15,376	23,358	(5)	433,235
Chief Operating Officer (until July 2013)	2012	336,477	239,842	—	12,250	17,739	(5)	606,308
Director and Executive
Committee Member

Steven B. Detwiler	2014	324,618	0	0	10,603	14,718	(6)	349,939
Senior Vice President	2013	321,798	31,286	—	13,902	18,894	(6)	385,880
Construction Materials (until March 2014)	2012	319,196	206,358	—	12,250	20,390	(6)	558,194
Director and Executive
Committee Member

Albert L. Stone	2014	305,000	0	0	10,015	1,081		316,096
Senior Vice President	2013	50,000	—	—	2,500	—		52,500
Chief Financial Officer	2012							—

(1)	Includes only the amount contributed to 401(k) plans.

(2)
Includes company paid life insurance premiums ($8,481 in 2014, 2013 and 2012, respectively), country club membership dues ($919, $1,053 and $1,140 in 2014, 2013 and 2012, respectively), use of company aircraft ($19,524, $25,646 and $11,166 in 2014, 2013 and 2012, respectively), use of company automobile ($2,757 in 2014, $2,313 in

2013 and $2,313 in 2012), company paid legal services ($8,164 in 2014, $13,980 in 2013) and company paid supplemental disability insurance premiums ($3,620 in 2014, $3,620 in 2013, $3,620 in 2012).

(3)
Includes company paid life insurance premiums ($4,446 in 2014, 2013 and 2012, respectively), country club membership dues ($4,346, $4,482, $2,144 in 2014, 2013 and 2012, respectively), use of company aircraft ($16,465, $24,650, $14,263 in 2014, 2013 and 2012, respectively), use of company automobile ($2,757 in 2014, $2,313 in 2013 and 2012, respectively), company paid legal services ($8,452 in 2014 and $15,473 in2013) and company paid supplemental disability insurance premiums ($6,066 in 2014, 2013 and 2012, respectively).

(4)
Includes company paid life insurance premiums ($1,581 in 2014, 2013 and 2012, respectively and $1,857), use of company aircraft ($20,576, $13,831, $3,217 in 2014, 2013 and 2012, respectively), use of company automobile ($2,161 in 2014 and $1,813 in 2013 and 2012, respectively) and company paid supplemental disability insurance premiums ($3,149, $3,149 and $5,155 in 2014, 2013 and 2012, respectively).

(5)
Includes company paid life insurance premiums ($1,185 in 2014, 2013 and 2012, respectively), country club membership dues ($4,199, $5,892 and $5,517 in 2014, 2013 and 2012, respectively), use of company aircraft ($3,118, $13,516 and $6,213 in 2014, 2013 and 2012, respectively), use of company automobile ($1,081, $1,813 and $1,813 in 2014, 2013 and 2012, respectively) and company paid supplemental disability insurance premiums ($952, $952 and $3,011 in 2014, 2013 and 2012, respectively).

(6)
Includes company paid life insurance premiums ($1,365 in 2014, 2013 and 2012, respectively), country club membership dues ($11,192, $10,359 and $8,749 in 2014, 2013 and 2012, respectively), use of company aircraft ($0, $4,277 and $3,987 in 2014, 2013 and 2012, respectively), use of company automobile ($2,161, $1,813 and $1,813 2014, 2013 and 2012, respectively) and company paid supplemental disability insurance premiums ($1,080, $1,080 and $4,476 in 2014, 2013 and 2012, respectively).

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

Change of Control

The company has a change of control agreement with a named executive officer who is not a part of the founding owner family. If a cessation of employment occurs within one year following a change of control of the Company, the executive will be entitled to monthly severance payments for a term of 12 months, equal to 1/12 of the sum of (a) the base salary, plus (b) any annual bonus paid or payable to executive for the Company’s most recently completed fiscal year.

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

Director Compensation Table for Fiscal Year 2014

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors during fiscal year 2014.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Donald Devorris	77,500	—	—	77,500
William A. Gettig	77,500	—	—	77,500
F. James McCarl	86,000	—	2,515	88,515
Larry R. Webber	112,500	—	—	112,500
James W Van Buren	25,000			25,000

(1)	Includes compensation for travel.

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

Item 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have a Series of Class A Voting Common Stock, with a par value of $1.00, which we refer to as Class A Stock, and a Series of Class B Non-Voting Stock, with a par value of $1.00, which we refer to as Class B Stock. As of May 21, 2014, there were 500 shares of Class A Stock issued and outstanding and 273,285 shares of Class B Stock issued and outstanding.

We have no equity compensation plans.

Each holder of Class A Stock is entitled to one vote per share of Class A Stock, and each holder of Class B Stock is not entitled to vote except as otherwise mandated by Delaware law.

The following table sets forth information, as of May 21, 2014, regarding the beneficial ownership of our common stock. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise provided, the address of each individual or entity listed below is c/o New Enterprise Stone & Lime Co., Inc., 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, Pennsylvania 16664.

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		% Total Voting Power
	Number	%	Number	%	%
Paul I. Detwiler, Jr.(1)	250	50.0	105,425	38.6	50.0
Donald L. Detwiler(2)	250	50.0	62,060	22.7	50.0
Paul I. Detwiler, III & Sandra K. Detwiler(3)	—	—	8,400	3.1	—
Steven B. Detwiler & Gina M. Detwiler(4)	—	—	8,400	3.1	—
Kim D. Van Buren & James W. Van Buren(5)	—	—	8,400	3.1	—
Paul I. Detwiler, III	—	—	11,333.3	4.1	—
Steven B. Detwiler	—	—	11,333.3	4.1	—
Joann D. Bull	—	—	4,200	1.5	—
Jennifer D. DeLong	—	—	4,200	1.5	—
Jeffrey D. Detwiler	—	—	15,533.3	5.7	—
Kim D. Van Buren	—	—	17,000	6.2	—
Karen D. Bascom	—	—	17,000	6.2	—
Donald L. Detwiler 2000 GST Exempt Trust for Karen D. Bascom dated December 6, 2000(6)	—	—	31,030	11.4	—
Donald L. Detwiler 2000 GST Exempt Trust for Kim D. Van Buren dated December 6, 2000(7)	—	—	31,030	11.4	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Paul I. Detwiler, III dated December 27, 2000(8)	—	—	18,849	6.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Steven B. Detwiler dated December 27, 2000(9)	—	—	18,849	6.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Joann D. Bull dated December 27, 2000(10)	—	—	24,439	8.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jennifer D. DeLong dated December 27, 2000(11)	—	—	24,439	8.9	—
Paul I. Detwiler, Jr. 2000 GST Exempt Trust for Jeffrey D. Detwiler dated December 27, 2000(12)	—	—	18,849	6.9	—
Named Executive Officers and Directors
Paul I. Detwiler, Jr.(1)	250	50.0	105,425	38.6	50.0
Donald L. Detwiler(2)	250	50.0	62,060	22.7	50.0
Paul I. Detwiler, III(13)	—	—	38,582.3	14.1	—
Steven B. Detwiler(14)	—	—	38,582.3	14.1	—
James W. Van Buren(15)	—	—	56,430	20.6	—
All directors and current executive officers as a group (10 persons)(16)	500	100.0	232,351.7	85.0	100.0

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

We do not have change of control agreements with our named executive officers who are part of our founding owner family. If an executive officer who participates in our Executive Benefit Plan is terminated without cause or resigns for good reason within the two-year period immediately following a change of control, he or she will become immediately and fully vested in his or her entire account balance in the Executive Benefit Plan and such account balance will be paid to him or her in an immediate lump sum.

We have a change of control agreement with a named executive officer who is not a part of the founding owner family. If a cessation of employment occurs within one year following a change of control of the Company, the executive will be entitled to monthly severance payments for a term of 12 months, equal to 1/12 of the sum of (a) the base salary, plus (b) any annual bonus paid or payable to executive for the Company’s most recently completed fiscal year.
In connection with Mr. Van Buren’s resignation as Executive Vice President and Chief Operating Officer of the Company on July 17, 2013, we entered into an Agreement and General Release with Mr. Van Buren which provides for a severance payment of $565,195 payable to Mr. Van Buren in one lump sum and COBRA payments for Mr. Van Buren through July 31, 2014 and for Mr. Van Buren’s spouse through January 31, 2015 in consideration for a release of all claims against the Company from Mr. Van Buren.

In connection with Mr. Steven B Detwiler’s termination of employment with the Company, the Company and Mr. Detwiler entered into a Separation and Release Agreement on March 27, 2014 (the “Release Agreement”). The Release Agreement generally provides for, in consideration for a release of all claims from Mr. Detwiler, (i) a severance payment of $945,000, payable to Mr. Detwiler in monthly installments of $39,375 over a period of twenty-four (24) months from the

Termination Date; (ii) payment by the Company of the full premiums of Mr. Detwiler’s (including his eligible dependents) group health plan coverage under the Company’s group health plan until Mr. Detwiler’s or his spouse’s (if Mr. Detwiler dies before age 65) attainment of age 65; (iii) payment by the Company of all of Mr. Detwiler’s accrued by unused vacation pay; and (iv) the purchase and conveyance by the Company to Mr. Detwiler of the automobile currently leased for Mr. Detwiler’s use.

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
In conjunction with the Company’s 12.60% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make payments of $0.1 million annually during this period to cover projected fixed charges of operating the aircraft and capital contributions. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC. Additionally, the Company is obligated to pay Bun Air Corp $0.1 million annually to cover fixed charges of operating the aircraft and an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. Certain shareholders of the Company are owners of Bun Air Corp.

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

Under the South Woodbury Township headquarters lease, we lease 15.62 acres of land and an office building consisting of approximately 70,000 square feet in South Woodbury Township, Bedford County, Pennsylvania. The annual base rent for this lease was amended effective June 1, 2013 to $1.2 million from $2.0 million. The annual base rent may be reset to a fair market rate as provided in the lease.

We also lease two tracts of land consisting of approximately 5.75 acres and an office building consisting of approximately 23,528 square feet in the borough of Roaring Spring, Blair County, Pennsylvania. The annual base rent was amended effective June 1, 2013 to $0.3 million from $0.4 million. The annual base rent may be reset to a fair market rate as provided in the lease.

In fiscal year 2014 we paid annual rent of $1.8 million and in each of the fiscal years 2013 and 2012, we paid annual rent under these leases in the amount of $2.4 million.

Except as noted above, we believe each of the related party transactions are on an arm’s length basis.

Item 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for services provided by the Company's independent registered public accounting firms were as follows for the following fiscal years:

(in thousands)	BDO 2014	PwC 2013
Audit Fees (1)	1,700	$3,600
Audit Related Fees (2)	—	24
Tax Fees	—	—
All Other Fees (3)	—	3
	$1,700	$3,627

(1)	Audit Fees. This category includes fees and expenses for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s quarterly reports.

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

Consolidated Financial Statements for the Fiscal Year Ended February 28, 2014.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1
Amended and Restated Certificate of Incorporation of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company's registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

3.2	Second Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company's current report on Form 8-K (file no. 333-176538) filed on June 07, 2013).

4.1
Indenture, dated August 18, 2010, by and among the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company's registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.2	Certificate for the Company's 11% Senior Notes due 2018 (incorporated by reference from the Company's registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.3	Company's Certificate for the Company's Notation of Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.4
Company's Form of the Company’s Exchange 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

4.5	Form of Notation of Exchange Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.6
Registration Rights Agreement, dated August 18, 2010, by and among the Company, the Guarantors party thereto and Bank of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

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

4.15
Form of the Company’s Exchange 13% Senior Secured Notes due 2018 and Form of Notation of Exchange Note (incorporated by reference from the Company’s Amendment No. 2 to Form S-4 (file no. 333-176538) filed on September 3, 2013.

4.16
Amended and Restated Noteholder Intercreditor Agreement dated February 12, 2014 between PNC Bank, National Association as Collateral Agent and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference from the Company’s Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.1
Purchase Agreement, dated August 18, 2010, by and among the Company, the Initial Purchasers and Bank of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011) .

10.2
Executive Benefit Plan of the Company, amended and restated as of January 1, 2008 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.3
Stock Restriction and Management Agreement, dated March 1, 1990, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.4	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.5
Amended and Restated Lease, dated February 28, 2003, effective February 15, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.6
Lease Agreement, dated February 28, 2003, effective January 1, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.7
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

10.13
Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 22, 2013.

10.14
Agreement and General Release, dated July 17, 2013, by and between the Company and James W. Van Buren (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on July 19, 2013

10.15
Revolving Credit Agreement dated February 12, 2014 among the Company and certain of its subsidiaries party thereto as Borrowers, the lenders party thereto, Wells Fargo Bank, National Association as Syndication Agent, and PNC Bank, National Association, as Issuer, Swing Lender, Administrative Agent and Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.16
Term Loan Credit and Guaranty Agreement dated February 12, 2014 among the Company, certain of its subsidiaries party thereto as Guarantors, the lenders party thereto and Cortland Capital Market Services LLC as Administrative Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.17
Intercreditor and Collateral Agency Agreement dated February 12, 2014 among the Company and certain of its subsidiaries as Grantors, PNC Bank, National Association, in its capacity as Administrative Agent for the Revolver Lenders, Cortland Capital Market Services LLC in its capacity as Administrative Agent for the Term Lenders, and PNC Bank, National Association, as Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.18
Security Agreement dated February 12, 2014 among the Company and certain of its subsidiaries as Grantors and PNC Bank, National Association as Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.19
Separation and Release Agreement dated March 27, 2014 by and between New Enterprise Stone & Lime Co., Inc. and Steven B. Detwiler (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 28, 2014.

16.1
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2013 (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on November 19, 2013).

21.2*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Enterprise, Commonwealth of Pennsylvania on May 21, 2014.

NEW ENTERPRISE STONE & LIME CO., INC.

By:
/s/ Albert L. Stone
Albert L. Stone
Senior Vice President Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul I. Detwiler, Jr.	Director, Chairman of the Board and Executive Committee Member	May 21, 2014
Paul I. Detwiler, Jr.

/s/ Donald L. Detwiler	Director, Vice Chairman of the Board and Executive Committee Member	May 21, 2014
Donald L. Detwiler

/s/ Paul I. Detwiler, III	President, Chief Executive Officer, and Secretary, Director, Executive Committee Member (Principal Executive Officer)	May 21, 2014
Paul I. Detwiler, III

/s/ Albert L. Stone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 21, 2014
Albert L. Stone

/s/ Daryl S. Black	Chief Accounting Officer and Corporate Controller	May 21, 2014
Daryl S. Black

/s/ James W. Van Buren	Director	May 21, 2014
James W. Van Buren

/s/ Steven B Detwiler	Director	May 21, 2014

Steven B. Detwiler

/s/ Donald Devorris	Director	May 21, 2014
Donald Devorris

/s/ William A. Gettig	Director	May 21, 2014
William A. Gettig

/s/ F. James McCarl	Director	May 21, 2014
F. James McCarl

/s/ Larry R. Webber	Director	May 21, 2014
Larry R. Webber

EXHIBIT INDEX

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1
Amended and Restated Certificate of Incorporation of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

3.2	Second Amended and Restated Bylaws of New Enterprise Stone & Lime Co., Inc. (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on June 07, 2013).

4.1
Indenture, dated August 18, 2010, by and among the Company and Wells Fargo Bank, National Association (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.2	Certificate for the Company’s 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.3	Company’s Certificate for the Company’s Notation of Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.4
Company’s Form of the Company’s Exchange 11% Senior Notes due 2018 (incorporated by reference from the Company’s registration statement on Form S-4/A (file no. 333-176538) filed on September 12, 2011).

4.5	Form of Notation of Exchange Note Guarantee (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

4.6
Registration Rights Agreement, dated August 18, 2010, by and among the Company, the Guarantors party thereto and Bank of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

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

4.15
Form of the Company’s Exchange 13% Senior Secured Notes due 2018 and Form of Notation of Exchange Note (incorporated by reference from the Company’s Amendment No. 2 to Form S-4 (file no. 333-176538) filed on September 3, 2013.

4.16
Amended and Restated Noteholder Intercreditor Agreement dated February 12, 2014 between PNC Bank, National Association as Collateral Agent and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference from the Company’s Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.1
Purchase Agreement, dated August 18, 2010, by and among the Company, the Initial Purchasers and Bank of America Securities LLC (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011) .

10.2
Executive Benefit Plan of the Company, amended and restated as of January 1, 2008 (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.3
Stock Restriction and Management Agreement, dated March 1, 1990, among the Company, Paul I. Detwiler, Jr. and Donald L. Detwiler (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.4	Form of Transferee Stock Restriction Agreement (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.5
Amended and Restated Lease, dated February 28, 2003, effective February 15, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.6
Lease Agreement, dated February 28, 2003, effective January 1, 2001, by and between the Company and South Woodbury LP (incorporated by reference from the Company’s registration statement on Form S-4 (file no. 333-176538) filed on August 29, 2011).

10.7
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

10.13
Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 22, 2013.

10.14
Agreement and General Release, dated July 17, 2013, by and between the Company and James W. Van Buren (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on July 19, 2013.

10.15
Revolving Credit Agreement dated February 12, 2014 among the Company and certain of its subsidiaries party thereto as Borrowers, the lenders party thereto, Wells Fargo Bank, National Association as Syndication Agent, and PNC Bank, National Association, as Issuer, Swing Lender, Administrative Agent and Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.16
Term Loan Credit and Guaranty Agreement dated February 12, 2014 among the Company, certain of its subsidiaries party thereto as Guarantors, the lenders party thereto and Cortland Capital Market Services LLC as Administrative Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.17
Intercreditor and Collateral Agency Agreement dated February 12, 2014 among the Company and certain of its subsidiaries as Grantors, PNC Bank, National Association, in its capacity as Administrative Agent for the Revolver Lenders, Cortland Capital Market Services LLC in its capacity as Administrative Agent for the Term Lenders, and PNC Bank, National Association, as Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.18
Security Agreement dated February 12, 2014 among the Company and certain of its subsidiaries as Grantors and PNC Bank, National Association as Collateral Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.19
Separation and Release Agreement dated March 27, 2014 by and between New Enterprise Stone & Lime Co., Inc. and Steven B. Detwiler (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 28, 2014.

16.1
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2013 (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on November 19, 2013).

21.2*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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