Form 10-Q
period 2014-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2014-07-10
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 10, 2014, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended May 31, 2014

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	May 31, 2014	February 28, 2014 *
Assets
Current assets
Cash and cash equivalents	$2,376	$23,892
Restricted cash	21,548	27,684
Accounts receivable, less reserves of $4,718 and $5,228 respectively	106,122	61,319
Inventories	108,292	107,313
Deferred income taxes	3,713	3,713
Other current assets	7,596	9,005
Assets held for sale	4,552	14,467
Total current assets	254,199	247,393
Property, plant and equipment, net	325,667	333,819
Goodwill	87,976	87,976
Other intangible assets, net	19,735	19,951
Other assets	31,559	32,799
Total assets	$719,136	$721,938
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$37,718	$30,514
Accounts payable — trade	45,949	21,946
Accrued liabilities	51,272	60,507
Total current liabilities	134,939	112,967
Long-term debt, less current maturities	640,560	629,452
Deferred income taxes	33,081	34,890
Other liabilities	39,288	45,965
Total liabilities	847,868	823,274
Commitments and contingencies (Note 8 and Note 2)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(255,306)	(227,696)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(1,936)	(1,975)
Total New Enterprise Stone & Lime Co., Inc. deficit	(130,006)	(102,435)
Noncontrolling interest in consolidated subsidiaries	1,274	1,099
Total deficit	(128,732)	(101,336)
Total liabilities and deficit	$719,136	$721,938

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Data derived from audited consolidated balance sheet as of February 28, 2014.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended May 31,
(In thousands)	2014	2013
Revenue
Construction materials	$76,645	$79,953
Heavy/highway construction	44,098	47,893
Traffic safety services and equipment	19,685	19,898
Total revenue	140,428	147,744

Cost of revenue (exclusive of items shown separately below)
Construction materials	61,060	64,076
Heavy/highway construction	44,409	47,404
Traffic safety services and equipment	15,182	16,238
Total cost of revenue	120,651	127,718

Depreciation, depletion and amortization	11,090	12,118
Asset impairment	1,680	—
Pension and profit sharing	1,387	1,878
Selling, administrative and general expenses	15,120	19,413
(Gain) loss on disposals of property, equipment and software	(149)	152
Operating loss	(9,351)	(13,535)
Interest expense, net	(20,326)	(19,177)
Loss before income taxes	(29,677)	(32,712)
Income tax benefit	(2,242)	(3,475)
Net loss	(27,435)	(29,237)
Less: Net income attributable to noncontrolling interest	(175)	(739)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(27,610)	(29,976)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes ($26 and $8, respectively)	39	69
Comprehensive loss	(27,396)	(29,168)
Less: Comprehensive income attributable to noncontrolling interest	(175)	(739)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(27,571)	$(29,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
(In thousands)	2014	2013
Reconciliation of net loss to net cash from operating activities
Net loss	$(27,435)	$(29,237)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	11,090	12,118
Asset impairment	1,680	—
(Gain) loss on disposals of property, equipment and software	(149)	152
Non-cash payment-in-kind interest accretion	5,568	5,862
Amortization and write-off of debt issuance costs	1,082	1,570
Deferred income taxes	(1,809)	(3,630)
Bad debt expense	343	1,117
Changes in assets and liabilities:
Accounts receivable	(45,050)	(56,410)
Inventories	4,464	333
Other assets	1,574	336
Accounts payable	24,003	35,221
Other liabilities	(9,565)	(3,685)
Net cash used in operating activities	(34,204)	(36,253)
Cash flows from investing activities
Capital expenditures	(4,110)	(9,491)
Proceeds from sale of property, equipment, and assets held for sale	939	67
Change in cash value of life insurance	(31)	3,089
Change in restricted cash	10,236	(4,628)
Net cash provided by (used in) investing activities	7,034	(10,963)
Cash flows from financing activities
Proceeds from revolving credit	—	49,419
Repayment of revolving credit	—	(6,324)
Net proceeds from short-term borrowings	11,528	—
Proceeds from issuance of long-term debt	39	481
Repayment of long-term debt	(4,256)	(1,091)
Payments on capital leases	(901)	(1,096)
Debt issuance costs	(756)	—
Distribution to noncontrolling interest	—	(451)
Net cash provided by financing activities	5,654	40,938
Net decrease in cash and cash equivalents	(21,516)	(6,278)
Cash and cash equivalents
Beginning of period	23,892	9,534
End of period	$2,376	$3,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended May 31, 2014

1.              Nature of Operations and Summary of Significant Accounting Policies

Company Activities

New Enterprise Stone & Lime Co., Inc., a Delaware corporation, is a privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, the Company operates in three segments based upon the nature of its products and services: construction materials, heavy/highway construction and traffic safety services and equipment.  As used herein, the terms “we,” “us,” “our,” “NESL,” or the “Company” refer to New Enterprise Stone & Lime Co., Inc., and/or one or more of its subsidiaries.  Almost all of our products are produced and consumed outdoors.  Normally, our highest sales and earnings are in the second and third fiscal quarters and our lowest are in the first and fourth fiscal quarters.  As a result of this seasonality, our significant net working capital items, which are accounts receivable, inventories, accounts payable - trade and accrued liabilities, are typically higher as of interim period ends compared to fiscal year end.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP. The condensed balance sheet data at February 28, 2014 were derived from audited financial statements, but do not include all disclosures required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 filed with the Securities and Exchange Commission (“SEC”) on May 21, 2014. The results for interim periods are not necessarily indicative of the results for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Restructuring

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head-count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. and Martin Limestone, Inc., into a new East division and the NESL operating business, Buffalo Crushed Stone, Inc. and Valley Quarries, Inc. into a new West division. This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making.

The restructuring activities during the three months ended May 31, 2014 resulted in one-time pre-tax charges of approximately $1.8 million, comprised of approximately $0.1 million for severance and related benefit costs and $1.7 million in outside advisory services related to the implementation of such plan. The Company has accrued approximately $1.2 million of severance costs as a component of accrued expenses in the consolidated balance sheet at May 31, 2014.

The following table represents the restructuring charges:

(In thousands)	Total Restructuring
Expected to be incurred through fiscal year 2015	$12,484

Incurred in fiscal year 2014	$7,134
Incurred in fiscal year 2015	1,810
Cumulative amount incurred at May 31, 2014	$8,944

The following table presents changes to Accrued Restructuring:

(In thousands)	Accrued Restructuring
Balance at February 28, 2014	$1,300

Additional charges incurred	1,810
Payment of restructuring charges	(1,958)

Balance at May 31, 2014	$1,152

Assets Held for Sale

The Company classifies assets as held for sale when the all following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, with a few exceptions; and (v) the asset is being actively marketed for sale at a price that is reasonable, in relation to its current fair value.

On March 14, 2014, the Company concluded the sale of its block manufacturing and Construction Supply Center ("CSC") operations at its New Holland, PA location. In addition to the sale of the certain block manufacturing and CSC facilities, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at one location as of the settlement date. The assets held for sale are from the construction materials segment, and the total sale price was approximately $8.9 million. The Company provided $4.1 million of the proceeds on the sale of the New Holland assets to the trustee of the $265.0 million 13% senior secured noted due 2018 ("the Secured Notes") which may be utilized to purchase additional fixed equipment. Assets related to the sale of block manufacturing and CSC operations at its New Holland locations composed approximately $8.4 million of the total assets held for sale at February 28, 2014.

Assets held for sale at May 31, 2014 are composed of non-core operations related to the Company's block manufacturing facility and CSC facility. The Company recorded an asset impairment of approximately $1.6 million related to equipment and approximately $0.1 million of inventory in the construction materials segment for assets held for sale in the three months ended May 31, 2014. On June 16, 2014, the Company completed the sale of its block manufacturing facility and CSC facility at its Towanda, PA location for $0.5 million.

The Company's assets held for sale consisted of the following:

(In thousands)	May 31, 2014	February 28, 2014
Inventory	$229	$6,690
PP&E, net of impairment	4,323	7,777
	$4,552	$14,467

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

Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The Company’s total accounts receivable consists of the following:

	May 31,	February 28,
(In thousands)	2014	2014
Costs and estimated earnings in excess of billings	$18,188	$9,838
Trade	86,430	51,310
Retainages	6,222	5,399
	110,840	66,547
Allowance for doubtful accounts	(4,718)	(5,228)
Accounts receivable, net	$106,122	$61,319

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

The Company’s total inventories consist of the following:

	May 31,	February 28,
(In thousands)	2014	2014
Crushed stone, agricultural lime, and sand	$69,485	$70,820
Safety equipment	13,404	12,091
Parts, tires, and supplies	10,285	10,187
Raw materials	11,520	10,542
Building materials	1,078	1,012
Other	2,520	2,661
	$108,292	$107,313

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	May 31,	February 28,
(In thousands)	2014	2014
Limestone and sand acreage	$148,260	$148,327
Land, buildings and building improvements	89,956	90,392
Crushing, prestressing, and manufacturing plants	314,827	316,772
Contracting equipment, vehicles and other	294,205	293,336
Construction in progress	2,653	730
Property, plant and equipment	849,901	849,557
Less: Accumulated depreciation and depletion	(524,234)	(515,738)
Property, plant and equipment, net	$325,667	$333,819

For the three months ended May 31, 2014 and 2013, depreciation expense was $10.2 million and $11.1 million, respectively.

Goodwill and Other Intangible Assets

Goodwill

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

Our annual goodwill impairment analysis takes place at fiscal year end.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required.

The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are amortized over a straight-line basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

For the three months ended May 31, 2014 and 2013, amortization of intangible assets was $0.2 million.

Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	May 31,	February 28,
(In thousands)	2014	2014
Deferred financing fees (less current portion of $4,328 and $4,324, respectively)	$12,137	$13,207
Capitalized software (net of accumulated amortization of $2,412 and $2,161, respectively)	7,833	8,084
Cash surrender value of life insurance (net of loans of $3,038 and $3,200, respectively)	1,166	1,135
Deferred stripping costs	3,827	3,900
Other	6,596	6,473
Total other assets	$31,559	$32,799

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of May 31, 2014 and February 28, 2014, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2016, including interim periods within that annual reporting period. Early application is not permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that its assets held for sale in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015 did not meet the requirements for discontinued operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit Where Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies with unrecognized tax benefits, or a portion of unrecognized tax benefits, to present these benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company’s fiscal year beginning March 1, 2014. The Company's adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, dated as of February 12, 2014, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank,

National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a term loan credit and guaranty agreement, dated as of February 12, 2014, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loan Agreement”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our asset-based revolving credit agreement, dated February 12, 2014, the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	May 31,	February 28,
(In thousands)	2014	2014
Insurance	$24,087	$23,661
Interest	11,673	21,279
Payroll and vacation	8,069	6,484
Withholding taxes	2,216	2,350
Billings in excess of costs and estimated earnings on uncompleted contracts	1,514	1,431
Contract expenses	1,048	727
Other	2,665	4,575
Total accrued liabilities	$51,272	$60,507

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	May 31,	February 28,
(In thousands)	2014	2014
RCA ($41.1 million and $36.5 million available as of May 31, 2014 and February 28, 2014, respectively), interest rate of 6.25%	$33,941	$22,413
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	313,001	300,962
Term Loans, interest rate of 8%	70,000	70,000
Land, equipment and other obligations	7,034	11,488
Obligations under capital leases	4,302	5,103
Total debt	678,278	659,966
Less: Current portion	(37,718)	(30,514)
Total long-term debt	$640,560	$629,452

Refinancing

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loan Agreement providing for term loans in the aggregate principal amount of $70.0 million (the "Term Loans"). The Company utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate, the Company’s prior asset based loan facility, dated as of March 15, 2012, with M&T as the issuing bank, a lender, the swing lender, the agent and the arranger (the “ABL Facility”).

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
The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless the Company refinances its Secured Notes by such date and will mature on June 1, 2018 unless the Company refinances its Notes by such date.
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

Pursuant to the Term Loans, in the event of a voluntary or mandatory prepayment or acceleration of the Term Loans, the Company shall be required to pay principal and a prepayment premium equal to:

Time Period	Percentage

On or prior to 5/12/2015	103.00%
Between 5/13/2015 and 2/12/2016	102.00%
2/13/2016 and thereafter	100.00%

Under the Credit Facilities, during the period from February 1, 2014 through February 28, 2015, the aggregate cash burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate cash burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to closing. Commencing May 31, 2015, as of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis. The Company also has a capital expenditure limitation of $27.5 million in fiscal year 2015, $40.0 million in fiscal year 2016 and $35.0 million for each fiscal year thereafter through the Credit Facilities' maturity.
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

At May 31, 2014, the weighted average interest rate on the RCA was 6.25%.

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

On February 28, 2014, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2014 in the form of 6% cash payment and 7% payment in kind, which represents $18.9 million and $22.4 million of interest, respectively, for the same 12-month period. At May 31, 2014, the inception-to-date PIK interest was $52.6 million ($48.0 million was recorded as an increase to the Secured Notes and $4.6 million was recorded as a long-term obligation in other liabilities).

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

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 10, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and Credit Facilities, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the RCA on a first-priority basis.

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

The Indenture governing the Secured Notes required that the Company file a registration statement with the SEC and exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013. On June 13, 2013, the Company filed the Secured Notes Registration Statement and concluded the exchange offer on October 30, 2013.  The Company incurred $0.8 million of penalty interest through October 30, 2013.

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

The indenture governing the Notes required that the Company file a registration statement with the SEC and exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes. The Company filed its registration statement with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and the Company concluded the exchange offer on October 12, 2011.

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment. The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company prepaid the remaining bonds in April 2014.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2015 and February 28, 2014, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended May 31, 2014 and 2013 were 7.6% and 10.6%, respectively, resulting in tax benefit of $2.2 million and $3.5 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized.

Cash paid for income taxes was immaterial for the three months ended May 31, 2014 and 2013, respectively, primarily as a result of net operating losses.

6.              Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is shown as pension and profit sharing in our condensed consolidated statements of comprehensive loss. Effective October 1, 2013, the Company froze contributions to its nonqualified benefit plan, reduced the matching contribution rate for its qualified plan and froze certain other hourly and profit share contributions. During three months ended May 31, 2014, the Company subsequently restored matching contribution rates for its qualified plan and certain hourly and profit share contributions.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three months ended May 31, 2014 and 2013, was as follows:

	Three Months Ended May 31,
(In thousands)	2014	2013
Net periodic benefit cost
Service cost	$86	$86
Interest cost	105	100
Expected return on plan assets	(150)	(143)
Amortization of prior service cost	14	16
Recognized net actuarial loss	51	66
Total pension expense	$106	$125

The Company made contributions to the defined benefit pension plans of approximately $0.1 million during the three months ended May 31, 2014, and expects to make additional contributions of approximately $0.2 million in the remainder of fiscal year 2015.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	May 31,	February 28,
(In thousands)	2014	2014
Other Noncurrent Liabilities
Reclamation costs	$19,016	$18,745
Executive deferred compensation liability	5,765	5,790
PIK accrued interest	4,565	11,035
Other	9,942	10,395
	$39,288	$45,965

8.              Commitments and Contingencies

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

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of May 31, 2014 and February 28, 2014. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $9.2 million and $9.7 million as of May 31, 2014 and February 28, 2014, respectively. Liabilities associated with amounts that are recoverable from insurance companies of approximately $6.0 million were recorded in other noncurrent liabilities in our consolidated balance sheets as of May 31, 2014 and February 28, 2014.

9.         Business Segments

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended May 31,
(In thousands)	2014	2013
Revenue
Construction materials	$99,113	$111,217
Heavy/highway construction	44,098	47,893
Traffic safety services and equipment	23,666	24,089
Segment totals	166,877	183,199
Eliminations	(26,449)	(35,455)
Total revenue	$140,428	$147,744
Operating income (loss)
Construction materials	$6,087	$7,357
Heavy/highway construction	(3,097)	(2,524)
Traffic safety services and equipment	1,090	(676)
Corporate and unallocated	(13,431)	(17,692)
Total operating loss	$(9,351)	$(13,535)

	Three Months Ended May 31,
(In thousands)	2014	2013
Depreciation, depletion and amortization
Construction materials	$7,198	$8,089
Heavy/highway construction	2,293	2,076
Traffic safety services and equipment	1,242	1,514
Corporate and unallocated	357	439
Total depreciation, depletion and amortization	$11,090	$12,118

10.              Condensed Issuer, Guarantor and Non Guarantor Financial Information

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

Condensed Consolidating Balance Sheet at May 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(1,377)	$—	$3,753	$—	$2,376
Restricted cash	5,863	88	15,597	—	21,548
Accounts receivable, net	90,152	15,956	14	—	106,122
Inventories	94,614	13,678	—	—	108,292
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	6,758	807	31	—	7,596
Assets held for sale	4,552	—	—	—	4,552
Total current assets	203,311	31,493	20,042	(647)	254,199
Property, plant and equipment, net	306,383	19,284	6,817	(6,817)	325,667
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets, net	7,877	11,858	—	—	19,735
Investment in subsidiaries	79,566	—	—	(79,566)	—
Intercompany receivables	3,308	27,913	(34)	(31,187)	—
Other assets	28,131	1,080	2,348	—	31,559
	$710,707	$97,473	$29,173	$(118,217)	$719,136
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$37,519	$—	$846	$(647)	$37,718
Accounts payable - trade	38,363	7,275	311	—	45,949
Accrued liabilities	34,502	1,521	15,249	—	51,272
Total current liabilities	110,384	8,796	16,406	(647)	134,939
Intercompany payables	27,545	2,559	1,083	(31,187)	—
Long-term debt, less current maturities	634,961	—	5,599	—	640,560
Intercompany capital leases, less current installments	6,817	—	—	(6,817)	—
Deferred income taxes	24,668	8,413	—	—	33,081
Other liabilities	36,338	602	2,348	—	39,288
Total liabilities	840,713	20,370	25,436	(38,651)	847,868
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(130,006)	77,103	2,463	(79,566)	(130,006)
Noncontrolling interest	—	—	1,274	—	1,274
Total (deficit) equity	(130,006)	77,103	3,737	(79,566)	(128,732)
Total liabilities and deficit	$710,707	$97,473	$29,173	$(118,217)	$719,136

Condensed Consolidating Balance Sheet at February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,344	$—	$2,548	$—	$23,892
Restricted cash	11,996	92	15,596	—	27,684
Accounts receivable, net	49,093	12,212	271	(257)	61,319
Inventories	95,135	12,178	—	—	107,313
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,131	839	35	—	9,005
Assets held for sate	14,467	—	—	—	14,467
Total current assets	202,915	26,285	19,097	(904)	247,393
Property, plant and equipment, net	314,140	19,679	6,969	(6,969)	333,819
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets, net	7,904	12,047	—	—	19,951
Investment in subsidiaries	81,037	—	—	(81,037)	—
Intercompany receivables	720	27,794	(34)	(28,480)	—
Other assets	29,336	1,115	2,348	—	32,799
	$718,183	$92,765	$28,380	$(117,390)	$721,938
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$30,317	$—	$844	$(647)	$30,514
Accounts payable - trade	17,892	3,858	453	(257)	21,946
Accrued liabilities	44,603	1,531	14,373	—	60,507
Total current liabilities	92,812	5,389	15,670	(904)	112,967
Intercompany payables	27,632	848	—	(28,480)	—
Long-term debt, less current maturities	623,714	—	5,738	—	629,452
Intercompany capital leases, less current installments	6,969	—	—	(6,969)	—
Deferred income taxes	26,477	8,413	—	—	34,890
Other liabilities	43,014	603	2,348	—	45,965
Total liabilities	820,618	15,253	23,756	(36,353)	823,274
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(102,435)	77,512	3,525	(81,037)	(102,435)
Noncontrolling interest	—	—	1,099	—	1,099
Total (deficit) equity	(102,435)	77,512	4,624	(81,037)	(101,336)
Total liabilities and deficit	$718,183	$92,765	$28,380	$(117,390)	$721,938

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended May 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$119,447	$22,483	$1,737	$(3,239)	$140,428
Cost of revenue (exclusive of items shown separately below)	104,637	17,708	1,438	(3,132)	120,651
Depreciation, depletion and amortization	9,806	1,284	—	—	11,090
Equipment and intangible asset impairment	1,680	—	—	—	1,680
Pension and profit sharing	1,342	45	—	—	1,387
Selling, administrative and general expenses	12,743	2,332	45	—	15,120
(Gain) loss on disposals of property, equipment and software	(159)	10	—	—	(149)
Operating (loss) income	(10,602)	1,104	254	(107)	(9,351)
Interest expense, net	(20,386)	9	(56)	107	(20,326)
(Loss) income before income taxes	(30,988)	1,113	198	—	(29,677)
Income tax benefit	(2,242)	—	—	—	(2,242)
Equity in earnings of subsidiaries	1,136	—	—	(1,136)	—
Net (loss) income	(27,610)	1,113	198	(1,136)	(27,435)
Less: net income attributable to noncontrolling interest	—	—	(175)	—	(175)
Net (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	(27,610)	1,113	23	(1,136)	(27,610)
Other Comprehensive Income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—	—	—	39
Comprehensive (loss) income	(27,571)	1,113	198	(1,136)	(27,396)
Less: comprehensive income attributable to noncontrolling interest	—	—	(175)	—	(175)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(27,571)	$1,113	$23	$(1,136)	$(27,571)

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended May 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$125,738	$23,212	$2,416	$(3,622)	$147,744
Cost of revenue (exclusive of items shown separately below)	110,422	18,962	1,505	(3,171)	127,718
Depreciation, depletion and amortization	10,564	1,554	—	—	12,118
Pension and profit sharing	1,795	83	—	—	1,878
Selling, administrative and general expenses	16,679	3,004	74	(344)	19,413
Loss on disposals of property, equipment and software	138	14	—	—	152
Operating (loss) income	(13,860)	(405)	837	(107)	(13,535)
Interest expense, net	(19,118)	(61)	(105)	107	(19,177)
(Loss) income before income taxes	(32,978)	(466)	732	—	(32,712)
Income tax expense benefit	(3,322)	(153)	—	—	(3,475)
Equity in earnings of subsidiaries	(320)	—	—	320	—
Net (loss) income	(29,976)	(313)	732	320	(29,237)
Less: net income attributable to noncontrolling interest	—	—	(739)	—	(739)
Net (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	(29,976)	(313)	(7)	320	(29,976)
Other Comprehensive Income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	69	—	—	—	69
Comprehensive (loss) income	(29,907)	(313)	732	320	(29,168)
Less: comprehensive income attributable to noncontrolling interest	—	—	(739)	—	(739)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(29,907)	$(313)	$(7)	$320	$(29,907)

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(36,227)	$680	$1,343	$—	$(34,204)
Cash flows from investing activities
Capital expenditures	(3,426)	(684)	—	—	(4,110)
Proceeds from sale of property, equipment and assets held for sale	939	—	—	—	939
Change in cash value of life insurance	(31)	—	—	—	(31)
Change in restricted cash	10,233	4	(1)	—	10,236
Net cash provided by (used in) investing activities	7,715	(680)	(1)	—	7,034
Cash flows from financing activities
Net proceeds from short-term borrowings	11,528	—	—	—	11,528
Proceeds from issuance of long-term debt	39	—	—	—	39
Repayment of long-term debt	(4,119)	—	(137)	—	(4,256)
Payments on capital leases	(901)	—	—	—	(901)
Debt issuance costs	(756)	—	—	—	(756)
Distribution to noncontrolling interest	—	—	—	—	—
Net cash provided by (used in) financing activities	5,791	—	(137)	—	5,654
Net (decrease) increase in cash and cash equivalents	(22,721)	—	1,205	—	(21,516)
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$(1,377)	$—	$3,753	$—	$2,376

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(36,279)	$758	$2,268	$(3,000)	$(36,253)
Cash flows from investing activities
Capital expenditures	(8,718)	(773)	—	—	(9,491)
Proceeds from sale of property and equipment	52	15	—	—	67
Change in cash value of life insurance	3,089	—	—	—	3,089
Change in restricted cash	123	—	(4,751)	—	(4,628)
Net cash used in investing activities	(5,454)	(758)	(4,751)	—	(10,963)
Cash flows from financing activities
Proceeds from revolving credit	49,419	—	—	—	49,419
Repayment of revolving credit	(6,324)	—	—	—	(6,324)
Proceeds from issuance of long-term debt	481	—	—	—	481
Repayment of long-term debt	(756)	—	(335)	—	(1,091)
Payments on capital leases	(1,096)	—	—	—	(1,096)
Debt issuance costs	—	—	—	—	—
Dividends received (paid)	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	41,724	—	(3,786)	3,000	40,938
Net (decrease) increase in cash and cash equivalents	(9)	—	(6,269)	—	(6,278)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$22	$19	$3,215	$—	$3,256

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

We believe that passage of the Pennsylvania House Bill 1060 (the "Transportation Bill"), which became effective in January 2014, will provide an increase in bidding opportunities in our markets. The increased opportunities did not directly impact our first quarter of fiscal year 2015 activities, but we anticipate it will provide an increase to revenue later in fiscal year 2015. Market conditions modestly improved throughout our geographic regions during the first quarter of fiscal year 2015, however unfavorable weather conditions limited our ability to capitalize on those improvements. Additionally, we believe our first quarter results improved by approximately $5.0 million from the new cost structure when compared to the first quarter of fiscal year 2014 and the benefits will increasingly aid fiscal year 2015 performance.

Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head-count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. ("Eastern"), and Martin Limestone, Inc. ("Martin"), into a new East division and the NESL operating business, Valley Quarries, Inc. ("Valley") and Buffalo Crushed Stone, Inc. (“BCS”) into a new West division.  This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making.

The restructuring associated with the activities during the first quarter of fiscal year 2015 resulted in one-time pre-tax charges of approximately $1.8 million, comprised of approximately $0.1 million for severance and related benefit costs and $1.7 million in outside advisory services related to the implementation of such plan. The cost reductions are composed of head-count, operational consolidations, administrative and benefit structure savings.  We are currently working to identifying additional savings associated with the Plan. We continue to execute and evaluate the sale of non-core assets as part of enhancing overall liquidity.

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

Executive Summary

The following is an income statement and cash flow summary for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013.

•	Net revenue decreased $7.3 million (4.9%);

•	Operating loss improved by $4.1 million (30.4%);

•	Net interest expense increased $1.1 million (5.7%);

•	Net cash used in operating activities was favorable by $2.1 million; and

•	Cash used in investing activities was favorable by $18.0 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended May 31,
(In thousands)	2014	2013
Net revenue	$140,428	$147,744
Cost of revenue (exclusive of items shown separately below)	120,651	127,718
Depreciation, depletion and amortization	11,090	12,118
Asset impairment	1,680	—
Pension and profit sharing	1,387	1,878
Selling, administrative and general expenses	15,120	19,413
(Gain) loss on disposals of property, equipment and software	(149)	152
Operating loss	(9,351)	(13,535)
Interest expense, net	(20,326)	(19,177)
Loss before income taxes	(29,677)	(32,712)
Income tax benefit	(2,242)	(3,475)
Net Loss	$(27,435)	$(29,237)

The tables below disclose revenue and operating data for our reportable segments before certain inter- and intra-segment eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations. Net revenue and operating income exclude inter-segment sales and delivery revenues and costs. We also operate ancillary port operations and certain rental operations, which are included in construction materials line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

The following table summarizes our segment revenue:

	Three Months Ended May 31,
(In thousands)	2014	2013
Segment Revenue
Construction materials	$99,113	$111,217
Heavy/highway construction	44,098	47,893
Traffic safety services and equipment	23,666	24,089
Segment totals	166,877	183,199
Inter-segment eliminations	(26,449)	(35,455)
Total revenue	$140,428	$147,744

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended May 31,
	2014	2013
Segment Revenue:
Construction materials	59.4%	60.8%
Heavy/highway construction	26.4%	26.1%
Traffic safety services and equipment	14.2%	13.1%
Segment totals	100.0%	100.0%

     The following table summarizes the segment cost of revenue:

	Three Months Ended May 31,
(In thousands)	2014	2013
Segment Cost of Revenue
Construction materials	$83,528	$95,340
Heavy/highway construction	44,409	47,404
Traffic safety services and equipment	19,163	20,429
Segment totals	147,100	163,173
Eliminations	(26,449)	(35,455)
Total cost of revenue	$120,651	$127,718

     The following table summarizes the segment cost of revenue as a percent of segment revenue:

		Three Months Ended May 31,
		2014	2013
Cost of Revenue as Percent of Revenue (before eliminations)
Construction materials		84.3%	85.7%
Heavy/highway construction	*	100.7%	99.0%
Traffic safety services and equipment		81.0%	84.8%
* Due to fixed costs, as a result of the seasonal nature of our business.

The following table summarizes the segment operating income:

	Three Months Ended May 31,
(In thousands)	2014	2013
Operating loss:
Construction materials	$6,087	$7,357
Heavy/highway construction	(3,097)	(2,524)
Traffic safety services and equipment	1,090	(676)
Segment totals	4,080	4,157
Corporate and unallocated	(13,431)	(17,692)
Total operating loss	$(9,351)	$(13,535)

Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013

Revenue

Total net revenue decreased $7.3 million or 4.9% to $140.4 million for the three months ended May 31, 2014 compared to $147.7 million for the three months ended May 31, 2013.  The decrease in revenue was driven primarily by unfavorable weather conditions and the revenue impact from the sale of certain non-core business activities.

Segment revenue for our construction materials business decreased $12.1 million, or 10.9% to $99.1 million for the three months ended May 31, 2014 compared to $111.2 million for the three months ended May 31, 2013.  Revenue decreased for most product lines for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The adverse weather conditions particularly impacted our hot mix asphalt activity where volume was down approximately 33%. The sale of certain non-core operations decreased our revenues approximately $4.9 million. These decreases were partially offset by improvements in precast/prestressed structural concrete revenue, primarily driven by the delivery and erection of products used in various construction projects.

Segment revenue for our heavy/highway construction business decreased $3.8 million, or 7.9% to $44.1 million for the three months ended May 31, 2014 compared to $47.9 million for the three months ended May 31, 2013.  The decrease in revenue was primarily attributable to unfavorable weather conditions during the quarter ending May 31, 2014, which reduced our construction activities.

Segment revenue for our traffic safety services and equipment businesses decreased $0.4 million, or 1.7% to $23.7 million for the three months ended May 31, 2014 compared to $24.1 million for the three months ended May 31, 2013.  The decrease was primarily related to decrease in service revenue primarily as a result of the decrease in heavy/highway construction activity.

Cost of Revenue

Total cost of revenue decreased $7.0 million or 5.5% to $120.7 million for the three months ended May 31, 2014 compared to approximately $127.7 million for the three months ended May 31, 2013.  Cost of revenue as a percentage of sales decreased 0.5% to 85.9% for the three months ended May 31, 2014 compared to 86.4% for the three months ended May 31, 2013, primarily as a result of our cost reduction program.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 1.4% to 84.3% for the three months ended May 31, 2014 compared to 85.7% for the three months ended May 31, 2013.  Segment cost of revenue as a percentage of segment revenue decreased primarily as a result of our cost reduction initiatives.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 1.7% to 100.7% for the three months ended May 31, 2014 compared to 99.0% for the three months ended May 31, 2013. The increase in segment cost of revenue as a percentage of segment revenue was primarily attributable to delays caused by the weather across multiple markets, while our fixed costs remained consistent.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue decreased 3.8% to 81.0% for the three months ended May 31, 2014 compared to 84.8% for the three months ended May 31, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to relatively stable sales with improvements in cost controls.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.0 million, or 8.3% to $11.1 million for the three months ended May 31, 2014 compared to $12.1 million for the three months ended May 31, 2013. The decrease was primarily attributable to approximately $0.3 million less depreciation as a result of assets sold within the past year and approximately $0.7 million related to fully depreciated assets.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $4.3 million, or 22.2% to $15.1 million for the three months ended May 31, 2014 compared to $19.4 million for the three months ended May 31, 2013. The decrease was primarily attributable to benefits from headcount reductions and associated employee benefits related to our cost reduction program, and reduced bad debt expense of $0.8 million, which were slightly offset by additional restructuring charges in the same period.

Operating Loss

Operating income for our construction materials business decreased $1.3 million, or 17.6% to $6.1 million for the three months ended May 31, 2014 compared to $7.4 million for the three months ended May 31, 2013. The decrease was primarily driven by decreased hot mix asphalt volume and the impairment of certain non-core operating assets.  Operating income for aggregates increased due to better pricing and the impact of the cost reduction initiatives but was offset by decreased volumes.

Operating loss for our heavy/highway construction business was broadly flat at a loss of $3.1 million for the three months ended May 31, 2014 compared to operating loss of $2.5 million for the three months ended May 31, 2013.  The increase is partially attributable to cold and wet weather conditions.

Operating income for our traffic safety services and equipment businesses increased approximately $1.8 million to $1.1 million for the three months ended May 31, 2014 compared to a loss of $0.7 million for the three months ended May 31, 2013.  The increase in profitability is attributable primarily to improvements in cost controls.

Interest Expense, net

Net interest expense increased $1.1 million, or 5.7% to $20.3 million for the three months ended May 31, 2014 compared to $19.2 million for the three months ended May 31, 2013 due primarily to increased overall indebtedness in the current period.

Income Tax Benefit

The income tax provision for the three months ended May 31, 2014 and May 31, 2013 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended May 31, 2014 and 2013 were 7.6% and 10.6%, respectively, resulting in tax benefit of $2.2 million and $3.5 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of May 31, 2014 we had borrowed $33.9 million under the RCA with $41.1 million available compared to $22.4 million under the RCA with $36.5 million available as of February 28, 2014. As of May 31, 2014, we had $2.4 million in cash and cash equivalents and working capital of $119.3 million compared to $23.9 million in cash and cash equivalents and working capital of $134.4 million as of February 28, 2014. We carried a higher cash balance as of February 28, 2014 as amounts were borrowed prior to February 28, 2014 to pay the semi annual interest associated with the Notes due on March 1, 2014. Cash balances of $21.5 million and $27.7 million as of May 31, 2014 and February 28, 2014, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. In December, 2013, the Company provided cash collateral of $10.5 million associated with outstanding letters of credit with M&T Bank, which was returned during the three months ended May 31, 2014 as we secured a replacement letter of credit under the RCA.

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

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative convents, of which the Maximum Cash Burn covenant and the Capital Expenditure limits, are the primary financial covenant for the next 12 months. During the period from February 1, 2014 through February 28, 2015, the aggregate Cash Burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate Cash Burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to entering into the Credit Facilities and capital expenditures may not exceed $27.5 million in our fiscal year 2015. We have included additional information in Note 2. "Risks and Uncertainties" and Note 4. "Long-Term Debt" of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q regarding our ability to meet certain operating performance measures and financial covenant requirements.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the three months ended May 31, 2014 and May 31, 2013.

	Three Months Ended May 31,
(In thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$(34,204)	$(36,253)
Investing activities	7,034	(10,963)
Financing activities	5,654	40,938
Cash paid for capital expenditures	(4,110)	(9,491)

Operating Activities

Net cash used in operating activities decreased $2.1 million to $34.2 million for the three months ended May 31, 2014 compared to net cash used of $36.3 million for the three months ended May 31, 2013. Cash used in operating activities decreased primarily as a result of reduced operating costs.

Investing Activities

Net cash provided by our investing activities increased $18.0 million to $7.0 million in the three months ended May 31, 2014 compared to a use of $11.0 million in the three months ended May 31, 2013. Net cash improved primarily due to proceeds from sale of assets of $0.9 million, reduced capital expenditures of $5.4 million, and restricted cash reduction due to our Wells Fargo letter of credit replacing our financing arrangement with M&T Bank.

Financing Activities

Net cash provided by financing activities decreased $35.2 million to $5.7 million in the three months ended May 31, 2014 compared to $40.9 million in the three months ended May 31, 2013.  The decrease in cash provided by financing activities was primarily due to decreased capital spending and the decrease of cash needed for operating activities.

Capital Expenditures

Cash capital expenditures decreased $5.4 million to $4.1 million for the three months ended May 31, 2014 compared to $9.5 million for the three months ended May 31, 2013. This decrease was a result of lower spending on manufacturing and other plant related equipment. We expect total cash capital expenditures to be approximately $20.0 to $25.0 million for the fiscal year 2015, which is below our capital expenditure covenant limit of $27.5 million.

Our Indebtedness

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

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 3.5% and 4.25%. We have outstanding letters of credit of $11.9 million and $16.6 million at May 31, 2014 and February 28, 2014, respectively, which were not included in our Consolidated Balance Sheets.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1 “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2014 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	material weaknesses and significant deficiencies in our internal controls over financial reporting;

•	risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•	declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

•	our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•	a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	the potential for our lender to modify the terms of our asset-based loan facility;

•	the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn; and

•	the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of May 31, 2014, we have $33.9 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate  $1.0 million change in our annual interest expense in total on the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

The information provided in this Item 4 - Controls and Procedures is as of the date of this filing of this Form 10-Q

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. As of this filing, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015.We have completed the related internal control design and implementation activities that include financial statement analytical review and disclosure review. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

 As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controller, Internal Audit Director, Internal Audit resources and have appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. Therefore these areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources and will continue to assess the Company's needs during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we developed and implemented policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of GAAP for business transactions for fiscal year 2014. We continue to assess the need for additional policies and procedures based on business needs and changes. In addition, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. To augment the policies and procedures and provide additional structure, the Board of Directors approved a Delegation of Authority policy that will be effective in fiscal year 2015. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have developed a risk assessment process. We continue to refine this process as we monitor risks on an informal and formal basis. Our internal audit function aids management in the risk assessment process. This function provided updates to the Board of Directors and Audit Committee for the period ended February 28, 2014. Remediation is expected to be complete during fiscal year 2015.

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

As part of our remediation efforts, in the locations that operate our new ERP, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have hired new information technology personnel, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. We expect that remediation will be complete once the ERP has been implemented at other locations during fiscal year 2015.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. One new location began operating the new ERP during the fourth quarter. As of this filing, two additional locations began operating the new ERP and remediation is expected to be completed when the one remaining location begins operating the new ERP during fiscal year 2015.

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

We have designed and implemented a manual journal entry process which includes journal entry review and formal approval for fiscal year 2014. As of this filing, we have also implemented an enhanced journal entry process to automate approval capabilities. We have completed our testing of internal control effectiveness and, based on the results, management believes this is no longer a material weakness as of quarter ended May 31, 2014.

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

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools as of the first quarter of fiscal year 2014. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Remediation is expected to be complete during fiscal year 2015.

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

This material weakness related to recorded revenue existed at our Traffic Safety locations. During the first quarter of fiscal year 2014, we began implementation of a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include price, invoice, shipment, adjustments and account reconciliation reviews.  Remediation is expected to be complete during fiscal year 2015.

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

We implemented specialized software that is used to track and analyze these expenses and created a formal review of asset retirement obligations related activity. Remediation is expected to be complete during fiscal year 2015.

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

As mentioned above, we have implemented monthly physical inventory observations and periodic inventory counts at certain locations of the Company. Remediation is expected to be complete during fiscal year 2015.

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

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during fiscal year 2015.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We will continue our remediation efforts during fiscal year 2015.

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

Changes in Internal Control Over Financial Reporting

The following update is provided with respect to the material weakness related to the recording of journal entries during the quarter ended May 31, 2014:

•
We maintained effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, we have designed and implemented a system journal entry process which includes journal entry review, formal approval and posting. We successfully tested the related controls and we believe that this is no longer a material weakness.

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
10.1
Separation and Release Agreement dated March 27, 2014 by and between the Company and Steven B. Detwiler (incorporated by reference from the Company's current report on Form 8-K file no. 333-176538 filed on March 28, 2014)

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: July 10, 2014	By:	/s/Albert L. Stone
Albert L. Stone
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Separation and Release Agreement dated March 27, 2014 by and between the Company and Steven B. Detwiler (incorporated by reference from the Company's current report on Form 8-K file no. 333-176538 filed on March 28, 2014)

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