Form 10-Q
period 2014-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2014-10-10
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 10, 2014, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2014

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	August 31, 2014	February 28, 2014 *
Assets
Current assets
Cash and cash equivalents	$27,046	$23,892
Restricted cash	19,590	27,684
Accounts receivable, less reserves of $4,300 and $5,228 respectively	156,992	61,319
Inventories	106,435	107,313
Deferred income taxes	3,713	3,713
Other current assets	8,434	9,005
Assets held for sale	8,909	14,467
Total current assets	331,119	247,393
Property, plant and equipment, net	318,369	333,819
Goodwill	87,132	87,976
Other intangible assets, net	19,389	19,951
Other assets	30,370	32,799
Total assets	$786,379	$721,938
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$50,885	$30,514
Accounts payable — trade	71,271	21,946
Accrued liabilities	64,474	60,507
Total current liabilities	186,630	112,967
Long-term debt, less current maturities	639,779	629,452
Deferred income taxes	34,008	34,890
Other liabilities	43,906	45,965
Total liabilities	904,323	823,274
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(244,733)	(227,696)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(1,898)	(1,975)
Total New Enterprise Stone & Lime Co., Inc. deficit	(119,395)	(102,435)
Noncontrolling interest in consolidated subsidiaries	1,451	1,099
Total deficit	(117,944)	(101,336)
Total liabilities and deficit	$786,379	$721,938

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Data derived from audited consolidated balance sheet as of February 28, 2014.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Revenue
Construction materials	$123,500	$122,167	$200,145	$202,120
Heavy/highway construction	101,624	96,467	145,722	144,360
Traffic safety services and equipment	22,445	23,731	42,130	43,629
Total revenue	247,569	242,365	387,997	390,109

Cost of revenue (exclusive of items shown separately below)
Construction materials	77,957	75,979	139,017	140,055
Heavy/highway construction	90,628	87,492	135,037	134,896
Traffic safety services and equipment	16,214	17,567	31,396	33,805
Total cost of revenue	184,799	181,038	305,450	308,756

Depreciation, depletion and amortization	11,157	13,131	22,247	25,249
Asset impairment	3,343	452	5,023	452
Pension and profit sharing	1,942	2,574	3,329	4,452
Selling, administrative and general expenses	14,459	17,974	29,579	37,387
(Gain) loss on disposals of property, equipment and software	(161)	(301)	(310)	(149)
Operating income	32,030	27,497	22,679	13,962
Interest expense, net	(20,380)	(18,919)	(40,706)	(38,096)
Income (loss) before income taxes	11,650	8,578	(18,027)	(24,134)
Income tax expense (benefit)	900	51	(1,342)	(3,424)
Net income (loss)	10,750	8,527	(16,685)	(20,710)
Less: Net income attributable to noncontrolling interest	(177)	(170)	(352)	(909)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	10,573	8,357	(17,037)	(21,619)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	38	30	77	99
Comprehensive income (loss)	10,788	8,557	(16,608)	(20,611)
Less: Comprehensive income attributable to noncontrolling interest	(177)	(170)	(352)	(909)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$10,611	$8,387	$(16,960)	$(21,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
(In thousands)	2014	2013
Reconciliation of net loss to net cash from operating activities
Net income (loss)	$(16,685)	(20,710)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	22,247	25,249
Asset impairment	5,023	452
Gain on disposals of property, equipment and software	(310)	(149)
Non-cash payment-in-kind interest accretion	11,045	11,649
Amortization and write-off of debt issuance costs	2,164	2,450
Deferred income taxes	(843)	(3,492)
Bad debt expense	928	1,485
Changes in assets and liabilities:
Accounts receivable	(96,504)	(102,454)
Inventories	3,979	(3,516)
Other assets	1,347	(1,015)
Accounts payable	49,324	41,834
Other liabilities	2,092	14,020
Net cash used in operating activities	(16,193)	(34,197)
Cash flows from investing activities
Capital expenditures	(11,829)	(14,267)
Proceeds from sale of property, equipment, and assets held for sale	1,177	364
Change in cash value of life insurance	(75)	2,951
Change in restricted cash	12,194	(4,916)
Net cash provided by (used in) investing activities	1,467	(15,868)
Cash flows from financing activities
Proceeds from revolving credit	—	116,351
Repayment of revolving credit	—	(68,012)
Net proceeds from short-term borrowings	24,675	—
Proceeds from issuance of long-term debt	—	563
Repayment of long-term debt	(4,445)	(1,445)
Payments on capital leases	(1,594)	(2,075)
Debt issuance costs	(756)	—
Distribution to noncontrolling interest	—	(451)
Net cash provided by financing activities	17,880	44,931
Net increase (decrease) in cash and cash equivalents	3,154	(5,134)
Cash and cash equivalents
Beginning of period	23,892	9,534
End of period	$27,046	$4,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended August 31, 2014

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

Restructuring

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head count reductions, operational efficiencies, and administrative savings.  Under the Plan, the Company realigned its current divisional structure by combining Eastern Industries, Inc. and Martin Limestone, Inc., into a new East division and the NESL operating business, Buffalo Crushed Stone, Inc. and Valley Quarries, Inc. into a new West division. This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making. We have further reorganized our structure by combining the East and West divisions and creating a construction materials division and heavy/highway construction division. We believe this reorganization will allow us to drive best practices and efficiencies across the organization.

The restructuring activities during the six months ended August 31, 2014 resulted in one-time pre-tax charges of approximately $3.1 million, comprised of approximately $0.2 million for severance and related benefit costs and $2.9 million in outside advisory services related to the implementation of such plan. The restructuring activities during the three months ended August 31, 2014 resulted in one-time pre-tax charges of approximately $1.3 million, comprised of approximately $0.1 million for severance and related benefit costs and $1.2 million in outside advisory services related to the implementation of such plan. These expenses were recorded in selling, administrative and general expenses. The Company has accrued approximately $0.8 million of severance costs as a component of accrued expenses in the consolidated balance sheet at August 31, 2014. The Company incurred approximately $10.4 million in costs through August 31, 2014 cumulatively, and anticipates it may incur an additional $3.0 million to $4.0 million of costs associated with the Plan, comprised of approximately $2.5 million to $3.0 million of outside advisory services and $0.5 million to $1.0 million of employee-related costs.

The following table presents changes to Accrued Restructuring:

(In thousands)	Accrued restructuring
Balance at February 28, 2014	$1,300

Additional accruals recorded	3,132
Payments on or reductions of accrued restructuring charges	3,652
Balance at August 31, 2014	$780

Assets Held for Sale

On March 14, 2014, the Company concluded the sale of its Block manufacturing and Construction Supply Center ("CSC") operations at its New Holland, PA location for approximately $8.9 million. In addition to the sale of the Block manufacturing and CSC facilities at its New Holland, PA location, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at its Wescosville location as of the settlement date. The Company provided $4.1 million of the proceeds on the sale of the New Holland assets to the trustee of the $265.0 million 13% senior secured noted due 2018 ("the Secured Notes") which may be utilized to purchase additional equipment. As of August 31, 2014, $2.4 million of cash was held by the trustee and is recorded in restricted cash on the Condensed Consolidated Balance Sheet. The gain on the sale of the New Holland assets was $0.2 million. Assets held for sale at Wescosville were $4.3 million and $5.1 million as of August 31, 2014 and February 28, 2014, respectively.

On June 16, 2014, the Company completed the sale of its Block manufacturing facility and CSC facility at its Towanda, PA location for approximately $0.5 million in cash. For the six months ended August 31, 2014, the Company recorded an asset impairment of approximately $1.5 million related to equipment and approximately $0.5 million of inventory.

During the second quarter of fiscal year 2015, the Company received an offer to sell the aggregate and hot mix asphalt operations at its Sheshequin, PA and Towanda, PA locations. As a result, the Company recorded impairments related to certain assets of $2.2 million and $0.9 million for fixed assets, and goodwill and intangible assets, respectively. The assets held for sale are from the construction materials segment.

The Company's assets held for sale consisted of the following:

	August 31, 2014	February 28, 2014
Inventory	$1,305	$6,690
PP&E, net of impairment	7,604	7,777
	$8,909	$14,467

The Company also reclassified $1.1 million of liabilities associated with the sale of its Sheshequin and Towanda operations as part of "Accrued Expenses" in the Condensed Consolidated Financial Statements as of August 31, 2014.

Out of Period Adjustments

For the three months ended August 31, 2013, the Company recorded out of period pre-tax income of approximately $1.2 million primarily related to two adjustments. The first out of period adjustment recorded was a $1.0 million loss for Construction in Progress that should have been written off in prior periods. The second out of period adjustment was a $2.3 million gain for inventory that was inadvertently not recorded in prior periods. As a result of these out of period adjustments, the Company's operating income increased by $1.2 million and net income increased by $1.1 million for the three months ended August 31, 2013.

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

Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  Costs and estimated earnings in excess of billings relate to revenue recognized and not yet billed due to contract terms.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times. The Company’s total accounts receivable consists of the following:

	August 31,	February 28,
(In thousands)	2014	2014
Costs and estimated earnings in excess of billings	$28,848	$9,838
Trade	125,286	51,310
Retainages	7,158	5,399
	161,292	66,547
Allowance for doubtful accounts	(4,300)	(5,228)
Accounts receivable, net	$156,992	$61,319

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventories consist of the following:

	August 31,	February 28,
(In thousands)	2014	2014
Crushed stone, agricultural lime and sand	$72,537	$70,820
Safety equipment	13,620	12,091
Parts, tires and supplies	7,516	10,187
Raw materials	9,251	10,542
Building materials	1,036	1,012
Other	2,475	2,661
	$106,435	$107,313

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	August 31,	February 28,
(In thousands)	2014	2014
Limestone and sand acreage	$146,695	$148,327
Land, buildings and building improvements	88,462	90,392
Crushing, prestressing and manufacturing plants	309,783	316,772
Contracting equipment vehicles and other	298,179	293,336
Construction in progress	3,269	730
Property, plant and equipment	846,388	849,557
Less: Accumulated depreciation and depletion	(528,019)	(515,738)
Property, plant and equipment, net	$318,369	$333,819

For the three months ended August 31, 2014 and 2013, depreciation expense was $9.9 million and $11.9 million, respectively.  For the six months ended August 31, 2014 and 2013, depreciation expense was $20.1 million and $23.0 million, respectively.

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

Our annual goodwill impairment analysis takes place at fiscal year end.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 28, 2014. Goodwill of $0.8 million was allocated to the sale of certain business operations and included in assets held for sale as of August 31, 2014 and subsequently impaired.

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

For the three months ended August 31, 2014 and 2013, amortization of intangible assets was $0.5 million and $0.3 million, respectively. For the six months ended August 31, 2014 and 2013, amortization of intangible assets was $0.9 million and $0.5 million, respectively. The Company allocated approximately $0.1 million of intangible assets to certain operations included in assets held for sale as of August 31, 2014 and subsequently impaired.

Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	August 31,	February 28,
(In thousands)	2014	2014
Deferred financing fees (less current portion of $4,328 and $4,324, respectively)	$11,055	$13,207
Capitalized software, net of accumulated amortization	7,583	8,084
Cash surrender value of life insurance (net of loans of $3,038 and $3,200, respectively)	1,210	1,135
Deferred stripping costs	4,022	3,900
Other	6,500	6,473
Total other assets	$30,370	$32,799

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of August 31, 2014 and February 28, 2014, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the consolidated balance sheets.

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

Recently Issued and Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standards requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities are required to apply the standard for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this standard will have a material effect on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods beginning on or after December 15, 2014. The revised consolidation standards are effective for annual reporting periods beginning on or after December 15, 2015. Early application is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2016, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that its assets held for sale in the fourth quarter of fiscal year 2014 and the first half of fiscal year 2015 did not meet the requirements for discontinued operations.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, dated as of February 12, 2014, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a term loan credit and guaranty agreement, dated as of February 12, 2014, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	August 31,	February 28,
(In thousands)	2014	2014
Insurance	$24,917	$23,661
Interest	23,302	21,279
Payroll and vacation	9,126	6,484
Withholding taxes	1,595	2,350
Billings in excess of costs and estimated earnings on uncompleted contracts	1,361	1,431
Contract expenses	1,321	727
Other	2,852	4,575
Total accrued liabilities	$64,474	$60,507

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	August 31,	February 28,
(In thousands)	2014	2014
RCA ($42.0 million and $36.5 million available as of August 31, 2014 and February 28, 2014, respectively), interest rate of 6.25%	$47,088	$22,413
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	313,001	300,962
Term Loans, interest rate of 8%	70,000	70,000
Land, equipment and other obligations	6,763	11,488
Obligations under capital leases	3,812	5,103
Total debt	690,664	659,966
Less: Current portion	(50,885)	(30,514)
Total long-term debt	$639,779	$629,452

Refinancing

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loan providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate, the Company’s prior asset based loan facility.

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At August 31, 2014, the weighted average interest rate on the RCA was 7.01%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

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

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of August 31, 2014, the Company had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

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

On February 28, 2014, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2014 in the form of 6% cash payment and 7% payment in kind, which represents $18.9 million and $22.4 million of interest, respectively, for the same 12-month period. At August 31, 2014, the inception-to-date PIK interest was $58.0 million ($48.0 million was recorded as an increase to the Secured Notes and $10.0 million was recorded as a long-term obligation in other liabilities).

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

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of and with respect to each 12-month period that begins on March 15, 2013, March 15, 2014 and March 15,

2015, the interest rate on the Secured Notes as of such date shall permanently increase by an additional 1.0% per annum (an “Interest Rate Increase”) unless the Company delivers a written notice to the Trustee of the Company’s election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest Portion in each case in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a “12-Month Cash Election”). In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. Any Interest Rate Increase shall be affected by increasing the PIK Interest Portion in effect with respect to the immediately preceding interest period for which any PIK Interest was paid prior to each such Interest Rate Increase. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.  The additional 1.0% per annum Interest Rate Increase will only apply to the one consecutive annual period beginning March 15, 2015.

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

At any time prior to September 1, 2014, the Company was permitted to redeem all or part of the Notes at a redemption price equal to 100.0% of the principal amount plus accrued and unpaid interest and an applicable “make-whole” premium which is set forth in the indenture governing the Notes. On or after September 1, 2014, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

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

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment. The original issuance of these bonds totaled $25.3 million with dates of maturity through May 2022.  The Company prepaid $4.2 million of the remaining bonds in April 2014.

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

The effective income tax rates for the three months ended August 31, 2014 and 2013 were 7.7% and 0.6%, respectively, resulting in tax expense of $0.9 million and $0.1 million, respectively. For the six months ended August 31, 2014 and 2013, the effective income tax rates were 7.4% and 14.2%, respectively, resulting in a tax benefit of $1.3 million and $3.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized.

Cash paid for income taxes was immaterial for the three and six months ended August 31, 2014 and 2013, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is shown as pension and profit sharing in our condensed consolidated statements of comprehensive loss. Effective October 1, 2013, the Company froze contributions to its nonqualified benefit plan, reduced the matching contribution rate for its qualified plan and froze certain other hourly and profit share contributions. In May 2014, the Company subsequently restored the matching contribution rates for its qualified plan and certain hourly and profit share contributions.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and six months ended August 31, 2014 and 2013, was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$86	$85	$172	$171
Interest cost	105	100	210	200
Expected return on plan assets	(150)	(145)	(300)	(288)
Amortization of prior service cost	14	17	28	33
Recognized net actuarial loss	50	66	101	132
Total pension expense	$105	$123	$211	$248

The Company made contributions to the defined benefit pension plans of approximately $0.2 million during the six months ended August 31, 2014, and expects to make additional contributions of approximately $0.1 million in the remainder of fiscal year 2015.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	August 31,	February 28,
(In thousands)	2014	2014
Other Noncurrent Liabilities
Reclamation costs	$18,215	$18,745
Executive deferred compensation liability	5,748	5,790
PIK accrued interest	10,042	11,035
Other	9,901	10,395
	$43,906	$45,965

8.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive loss or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per claim with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per member per year.  Additionally, the Company is required to and does provide a letter of credit in the amount of $0.3 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008, and also maintains a cash collateral amount of approximately $1.3 million, which is recorded as part of restricted cash on the condensed consolidated balance sheet.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.6 million as of August 31, 2014 and February 28, 2014. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $9.8 million and $9.7 million as of August 31, 2014 and February 28, 2014, respectively. Liabilities associated with amounts that are payable by insurance companies of approximately $6.0 million were recorded in other noncurrent liabilities in our consolidated balance sheets as of August 31, 2014 and February 28, 2014.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Revenue
Construction materials	$178,408	$177,312	$277,521	$285,512
Heavy/highway construction	101,624	96,466	145,722	144,360
Traffic safety services and equipment	27,155	26,383	50,821	51,810
Segment totals	307,187	300,161	474,064	481,682
Eliminations	(59,618)	(57,796)	(86,067)	(91,573)
Total revenue	$247,569	$242,365	$387,997	$390,109
Operating income
Construction materials	$39,303	$35,650	$45,390	$42,934
Heavy/highway construction	7,986	6,358	4,889	3,561
Traffic safety services and equipment	2,613	2,029	3,703	1,354
Corporate and unallocated	(17,872)	(16,540)	(31,303)	(33,887)
Total operating income	$32,030	$27,497	$22,679	$13,962

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Depreciation, depletion and amortization
Construction materials	$7,531	$8,966	$14,729	$17,055
Heavy/highway construction	2,045	1,697	4,338	3,773
Traffic safety services and equipment	1,201	1,846	2,443	3,360
Corporate and unallocated	380	622	737	1,061
Total depreciation, depletion and amortization	$11,157	$13,131	$22,247	$25,249

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

Condensed Consolidating Balance Sheet at August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$22,748	$181	$4,117	$—	$27,046
Restricted cash	3,905	88	15,597	—	19,590
Accounts receivable, net	138,916	18,062	14	—	156,992
Inventories	92,530	13,905	—	—	106,435
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	7,443	964	27	—	8,434
Assets held for sale	8,909	—	—	—	8,909
Total current assets	277,200	34,164	20,402	(647)	331,119
Property, plant and equipment, net	297,923	20,446	6,665	(6,665)	318,369
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,719	11,670	—	—	19,389
Investment in subsidiaries	82,791	—	—	(82,791)	—
Intercompany receivables	3,308	27,563	(34)	(30,837)	—
Other assets	26,976	1,046	2,348	—	30,370
	$777,204	$100,734	$29,381	$(120,940)	$786,379
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$50,688	$—	$844	$(647)	$50,885
Accounts payable - trade	62,614	8,346	311	—	71,271
Accrued liabilities	47,714	1,573	15,187	—	64,474
Total current liabilities	161,016	9,919	16,342	(647)	186,630
Intercompany payables	27,978	1,772	1,087	(30,837)	—
Long-term debt, less current maturities	634,389	—	5,390	—	639,779
Intercompany capital leases, less current installments	6,665	—	—	(6,665)	—
Deferred income taxes	25,595	8,413	—	—	34,008
Other liabilities	40,956	602	2,348	—	43,906
Total liabilities	896,599	20,706	25,167	(38,149)	904,323
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(119,395)	80,028	2,763	(82,791)	(119,395)
Noncontrolling interest	—	—	1,451	—	1,451
Total (deficit) equity	(119,395)	80,028	4,214	(82,791)	(117,944)
Total liabilities and (deficit) equity	$777,204	$100,734	$29,381	$(120,940)	$786,379

Condensed Consolidating Balance Sheet at February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,344	$—	$2,548	$—	$23,892
Restricted cash	11,996	92	15,596	—	27,684
Accounts receivable, net	49,093	12,212	271	(257)	61,319
Inventories	95,135	12,178	—	—	107,313
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,131	839	35	—	9,005
Assets held for sate	14,467	—	—	—	14,467
Total current assets	202,915	26,285	19,097	(904)	247,393
Property, plant and equipment, net	314,140	19,679	6,969	(6,969)	333,819
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets, net	7,904	12,047	—	—	19,951
Investment in subsidiaries	81,037	—	—	(81,037)	—
Intercompany receivables	720	27,794	(34)	(28,480)	—
Other assets	29,336	1,115	2,348	—	32,799
	$718,183	$92,765	$28,380	$(117,390)	$721,938
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$30,317	$—	$844	$(647)	$30,514
Accounts payable - trade	17,892	3,858	453	(257)	21,946
Accrued liabilities	44,603	1,531	14,373	—	60,507
Total current liabilities	92,812	5,389	15,670	(904)	112,967
Intercompany payables	27,632	848	—	(28,480)	—
Long-term debt, less current maturities	623,714	—	5,738	—	629,452
Intercompany capital leases, less current installments	6,969	—	—	(6,969)	—
Deferred income taxes	26,477	8,413	—	—	34,890
Other liabilities	43,014	603	2,348	—	45,965
Total liabilities	820,618	15,253	23,756	(36,353)	823,274
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(102,435)	77,512	3,525	(81,037)	(102,435)
Noncontrolling interest	—	—	1,099	—	1,099
Total (deficit) equity	(102,435)	77,512	4,624	(81,037)	(101,336)
Total liabilities and (deficit) equity	$718,183	$92,765	$28,380	$(117,390)	$721,938

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$223,377	$24,192	$1,724	$(1,724)	$247,569
Cost of revenue (exclusive of items shown separately below)	166,746	18,151	1,518	(1,616)	184,799
Depreciation, depletion and amortization	9,905	1,252	—	—	11,157
Equipment and intangible asset impairment	3,343	—	—	—	3,343
Pension and profit sharing	1,859	83	—	—	1,942
Selling, administrative and general expenses	12,742	1,662	55	—	14,459
(Gain) loss on disposals of property, equipment and software	(142)	(19)	—	—	(161)
Operating income (loss)	28,924	3,063	151	(108)	32,030
Interest expense, net	(20,427)	(6)	(55)	108	(20,380)
Income (loss) before income taxes	8,497	3,057	96	—	11,650
Income tax expense (benefit)	900	—	—	—	900
Equity in earnings of subsidiaries	2,976	—	—	(2,976)	—
Net income (loss)	10,573	3,057	96	(2,976)	10,750
Less: Net income attributable to noncontrolling interest	—	—	(177)	—	(177)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	10,573	3,057	(81)	(2,976)	10,573
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	38	—	—	—	38
Comprehensive income (loss)	10,611	3,057	96	(2,976)	10,788
Less: Comprehensive income attributable to noncontrolling interest	—	—	(177)	—	(177)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$10,611	$3,057	$(81)	$(2,976)	$10,611

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$215,098	$29,050	$2,890	$(4,673)	$242,365
Cost of revenue (exclusive of items shown separately below)	160,283	22,522	3,194	(4,961)	181,038
Depreciation, depletion and amortization	11,241	1,890	—	—	13,131
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	2,471	103	—	—	2,574
Selling, administrative and general expenses	15,657	1,833	140	344	17,974
Loss on disposals of property, equipment and software	(132)	(169)	—	—	(301)
Operating income (loss)	25,578	2,419	(444)	(56)	27,497
Interest expense, net	(18,923)	(38)	(14)	56	(18,919)
Income (loss) before income taxes	6,655	2,381	(458)	—	8,578
Income tax expense (benefit)	9	42	—	—	51
Equity in earnings of subsidiaries	1,711	—	—	(1,711)	—
Net income (loss)	8,357	2,339	(458)	(1,711)	8,527
Less: Net income attributable to noncontrolling interest	—	—	(170)	—	(170)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	8,357	2,339	(628)	(1,711)	8,357
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	30	—	—	—	30
Comprehensive income (loss)	8,387	2,339	(458)	(1,711)	8,557
Less: Comprehensive income attributable to noncontrolling interest	—	—	(170)	—	(170)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,387	$2,339	$(628)	$(1,711)	$8,387

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$342,824	$46,675	$3,461	$(4,963)	$387,997
Cost of revenue (exclusive of items shown separately below)	271,383	35,859	2,956	(4,748)	305,450
Depreciation, depletion and amortization	19,711	2,536	—	—	22,247
Equipment and intangible asset impairment	5,023	—	—	—	5,023
Pension and profit sharing	3,201	128	—	—	3,329
Selling, administrative and general expenses	25,485	3,994	100	—	29,579
(Gain) loss on disposals of property, equipment and software	(301)	(9)	—	—	(310)
Operating income (loss)	18,322	4,167	405	(215)	22,679
Interest expense, net	(40,813)	3	(111)	215	(40,706)
Income (loss) before income taxes	(22,491)	4,170	294	—	(18,027)
Income tax expense (benefit)	(1,342)	—	—	—	(1,342)
Equity in earnings of subsidiaries	4,112	—	—	(4,112)	—
Net income (loss)	(17,037)	4,170	294	(4,112)	(16,685)
Less: Net income attributable to noncontrolling interest	—	—	(352)	—	(352)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(17,037)	4,170	(58)	(4,112)	(17,037)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	77	—	—		77
Comprehensive income (loss)	(16,960)	4,170	294	(4,112)	(16,608)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(352)	—	(352)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(16,960)	$4,170	$(58)	$(4,112)	$(16,960)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$340,836	$52,262	$5,306	$(8,295)	$390,109
Cost of revenue (exclusive of items shown separately below)	270,705	41,484	4,699	(8,132)	308,756
Depreciation, depletion and amortization	21,805	3,444	—	—	25,249
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	4,266	186	—	—	4,452
Selling, administrative and general expenses	32,336	4,837	214	—	37,387
(Gain) loss on disposals of property, equipment and software	6	(155)	—	—	(149)
Operating income (loss)	11,718	2,014	393	(163)	13,962
Interest expense, net	(38,041)	(99)	(119)	163	(38,096)
Income (loss) before income taxes	(26,323)	1,915	274	—	(24,134)
Income tax expense (benefit)	(3,313)	(111)	—	—	(3,424)
Equity in earnings of subsidiaries	1,391	—	—	(1,391)	—
Net income (loss)	(21,619)	2,026	274	(1,391)	(20,710)
Less: Net income attributable to noncontrolling interest	—	—	(909)	—	(909)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(21,619)	2,026	(635)	(1,391)	(21,619)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	99	—	—	—	99
Comprehensive income (loss)	(21,520)	2,026	274	(1,391)	(20,611)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(909)	—	(909)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(21,520)	$2,026	$(635)	$(1,391)	$(21,520)

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(19,103)	$992	$1,918	$—	$(16,193)
Cash flows from investing activities
Capital expenditures	(11,014)	(815)	—	—	(11,829)
Proceeds from sale of property, equipment and assets held for sale	1,177	—	—	—	1,177
Change in cash value of life insurance	(75)	—	—	—	(75)
Change in restricted cash	12,191	4	(1)	—	12,194
Net cash provided by (used in) investing activities	2,279	(811)	(1)	—	1,467
Cash flows from financing activities
Net proceeds from short-term borrowings	24,675	—	—	—	24,675
Repayment of long-term debt	(4,097)	—	(348)	—	(4,445)
Payments on capital leases	(1,594)	—	—	—	(1,594)
Debt issuance costs	(756)	—	—	—	(756)
Net cash provided by (used in) financing activities	18,228	—	(348)	—	17,880
Net increase (decrease) in cash and cash equivalents	1,404	181	1,569	—	3,154
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$22,748	$181	$4,117	$—	$27,046

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(36,950)	$2,213	$3,540	$(3,000)	$(34,197)
Cash flows from investing activities
Capital expenditures	(12,039)	(2,228)	—	—	(14,267)
Proceeds from sale of property and equipment, and assets held for sale	349	15	—	—	364
Change in cash value of life insurance	2,951	—	—	—	2,951
Change in restricted cash	(165)	—	(4,751)	—	(4,916)
Net cash provided by (used in) investing activities	(8,904)	(2,213)	(4,751)	—	(15,868)
Cash flows from financing activities
Proceeds from revolving credit	116,351	—	—	—	116,351
Repayment of revolving credit	(68,012)	—	—	—	(68,012)
Proceeds from issuance of long-term debt	563	—	—	—	563
Repayment of long-term debt	(975)	—	(470)	—	(1,445)
Payments on capital leases	(2,075)	—	—	—	(2,075)
Debt issuance costs	—	—	—	—	—
Dividends received (paid)	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(451)	—	(451)
Net cash provided by (used in) financing activities	45,852	—	(3,921)	3,000	44,931
Net increase (decrease) in cash and cash equivalents	(2)	—	(5,132)	—	(5,134)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$29	$19	$4,352	$—	$4,400

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

We believe that passage of the Pennsylvania House Bill 1060 (the "Transportation Bill"), which became effective in January 2014, will provide an increase in bidding opportunities in our markets. The increased opportunities have begun to impact our second quarter of fiscal year 2015 activities, and we anticipate it will provide an increase to revenue later in fiscal year 2015. Market conditions remain stable throughout our geographic regions during the first half of fiscal year 2015, despite unfavorable weather conditions in the first half, which limited our ability to capitalize on those improvements. Additionally, we believe our first half results improved from the new cost structure and the benefits will increasingly aid fiscal year 2015 performance. We most recently obtained a $110 million Pennsylvania Turnpike job that will span up to three years.

Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. ("Eastern"), and Martin Limestone, Inc. ("Martin"), into a new East division and the NESL operating business, Valley Quarries, Inc. ("Valley") and Buffalo Crushed Stone, Inc. (“BCS”) into a new West division.  This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs and streamline responsibilities and decision making. We have further reorganized our structure by combining the East and West divisions and creating a construction materials division and heavy/highway construction division. We believe this reorganization will allow us to drive best practices and efficiencies across the organization.

The restructuring associated with the activities during the first half of fiscal year 2015 resulted in one-time pre-tax charges of approximately $3.1 million, comprised of approximately $0.2 million for severance and related benefit costs and $2.9 million in outside advisory services related to the implementation of such plan. The cost reductions are comprised of head count, operational consolidations, administrative and benefit structure savings.  We are currently working to identifying additional savings associated with the Plan. Since the inception of the Plan, we have incurred approximately $10.4 million in costs through August 31, 2014. We anticipate we will incur an additional $3.0 million to $4.0 million of costs associated with the Plan, comprised of approximately $2.5 million to $3.0 million of outside advisory services and $0.5 million to $1.0 million of employee-related costs. We continue to execute and evaluate the sale of non-core assets as part of enhancing overall liquidity.

On June 16, 2014, the Company completed the sale of its Block manufacturing facility and CSC facility at its Towanda, PA location for approximately $0.5 million in cash. For the six months ended August 31, 2014, the Company recorded an asset impairment of approximately $1.5 million related to equipment and approximately $0.5 million of inventory. During the second quarter of fiscal year 2015, the Company received an offer to sell the aggregate and hot mix asphalt operations at its Sheshequin and Towanda locations. As a result, the Company recorded impairments related to certain assets of $2.2 million and $0.9 million for fixed assets, and goodwill and intangible assets, respectively. The assets held for sale are from the construction materials segment.

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

Executive Summary

The following are key statistics for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013 and a cash flow summary for the six months ended August 31, 2014 as compared to the six months ended August 31, 2013.

•	Net revenue increased $5.2 million (2.1%);

•	Operating profit improved by $4.5 million (16.4%);

•	Net interest expense increased $1.5 million (7.9%);

•	Net cash used in operating activities was favorable by $18.0 million;

•	Cash used in investing activities improved by $17.4 million; and

•	Cash provided by financing activities decreased by $27.0 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Revenue	$247,569	$242,365	$387,997	$390,109
Cost of revenue (exclusive of items shown separately below)	184,799	181,038	305,450	308,756
Depreciation, depletion and amortization	11,157	13,131	22,247	25,249
Asset impairment	3,343	452	5,023	452
Pension and profit sharing	1,942	2,574	3,329	4,452
Selling, administrative and general expenses	14,459	17,974	29,579	37,387
(Gain) loss on disposals of property, equipment and software	(161)	(301)	(310)	(149)
Operating income	32,030	27,497	22,679	13,962
Interest expense, net	(20,380)	(18,919)	(40,706)	(38,096)
Income (loss) before income taxes	11,650	8,578	(18,027)	(24,134)
Income tax expense (benefit)	900	51	(1,342)	(3,424)
Net income (loss)	$10,750	$8,527	$(16,685)	$(20,710)

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

The following table summarizes our segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Segment Revenue
Construction materials	$178,408	$177,312	$277,521	$285,512
Heavy/highway construction	101,624	96,466	145,722	144,360
Traffic safety services and equipment	27,155	26,383	50,821	51,810
Segment totals	307,187	300,161	474,064	481,682
Inter-segment eliminations	(59,618)	(57,796)	(86,067)	(91,573)
Total revenue	$247,569	$242,365	$387,997	$390,109

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Segment Revenue:
Construction materials	58.1%	59.1%	58.6%	59.3%
Heavy/highway construction	33.1%	32.1%	30.7%	30.0%
Traffic safety services and equipment	8.8%	8.8%	10.7%	10.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

     The following table summarizes the segment cost of revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Segment Cost of Revenue
Construction materials	$132,865	$131,124	$216,393	$223,447
Heavy/highway construction	90,628	87,491	135,037	134,896
Traffic safety services and equipment	20,924	20,219	40,087	41,986
Segment totals	244,417	238,834	391,517	400,329
Eliminations	(59,618)	(57,796)	(86,067)	(91,573)
Total cost of revenue	$184,799	$181,038	$305,450	$308,756

     The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Cost of Revenue as Percent of Revenue (before eliminations)
Construction materials	74.5%	74.0%	78.0%	78.3%
Heavy/highway construction	89.2%	90.7%	92.7%	93.4%
Traffic safety services and equipment	77.1%	76.6%	78.9%	81.0%

The following table summarizes the segment operating income:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2014	2013	2014	2013
Operating Income
Construction materials	$39,303	$35,650	$45,390	$42,934
Heavy/highway construction	7,986	6,358	4,889	3,561
Traffic safety services and equipment	2,613	2,029	3,703	1,354
Segment totals	49,902	44,037	53,982	47,849
Corporate and unallocated	(17,872)	(16,540)	(31,303)	(33,887)
Total operating income	$32,030	$27,497	$22,679	$13,962

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

Revenue

Total net revenue increased $5.2 million or 2.1% to $247.6 million for the three months ended August 31, 2014 compared to $242.4 million for the three months ended August 31, 2013.  The increase in revenue was driven primarily by increases in heavy/highway construction products, offset by approximately $4.6 million and $3.2 million of decreases associated with the impact of winding down certain non-core Block and CSC operations, respectively, during the first quarter of fiscal year 2015.

Segment revenue for our construction materials business increased $1.1 million, or 0.6% to $178.4 million for the three months ended August 31, 2014 compared to $177.3 million for the three months ended August 31, 2013.  Block and CSC operations, which were wound down during the first quarter of fiscal year 2015, accounted for $8.1 million of revenue in the prior year's three months ended August 31, 2013. Revenues for aggregates and hot mix asphalt increased $7.1 million, or 11.4%, and $4.1 million, or 5.4%, respectively, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. The increase was primarily attributable to increases in sales volumes for both aggregates and hot mixed asphalt of 7.9% and 5.6%, respectively. This was partially offset by a decrease in precast/prestressed structural concrete volumes.

Segment revenue for our heavy/highway construction business increased $5.1 million, or 5.3% to $101.6 million for the three months ended August 31, 2014 compared to $96.5 million for the three months ended August 31, 2013.  The increase in revenue was primarily attributable to an increased amount of work completed for the three months ended August 31, 2014 as well as slightly improved pricing on the completed work as compared to the three months ended August 31, 2013.

Segment revenue for our traffic safety services and equipment businesses increased $0.8 million, or 3.0% to $27.2 million for the three months ended August 31, 2014 compared to $26.4 million for the three months ended August 31, 2013.  The increase in revenues was partially offset by a reduction of $0.7 million due to the sale of certain branches in September 2013.

Cost of Revenue

Total cost of revenue increased $3.8 million or 2.1% to $184.8 million for the three months ended August 31, 2014 compared to approximately $181.0 million for the three months ended August 31, 2013.  Cost of revenue as a percentage of sales decreased 0.1% to 74.6% for the three months ended August 31, 2014 compared to 74.7% for the three months ended August 31, 2013, primarily as a result of our cost reduction program and increased volumes, both of which enhanced operational efficiencies.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue increased 0.5% to 74.5% for the three months ended August 31, 2014 compared to 74.0% for the three months ended August 31, 2013.  Segment cost of revenue as a percentage of segment revenue increased slightly as a result of higher revenues associated with the delivery and erection of precast/prestressed structural concrete products which generally carry lower margins.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased 1.5% to 89.2% for the three months ended August 31, 2014 compared to 90.7% for the three months ended August 31, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was primarily attributable to increased amounts of work completed and the general nature and timing of work.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue increased 0.5% to 77.1% for the three months ended August 31, 2014 compared to 76.6% for the three months ended August 31, 2013. The increase in segment cost of revenue as a percentage of segment revenue was attributable to relatively stable sales with cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.9 million, or 14.5% to $11.2 million for the three months ended August 31, 2014 compared to $13.1 million for the three months ended August 31, 2013. The decrease was primarily attributable to less depreciation as a result of assets sold within the past year and reduced depreciation associated with fully depreciated assets.

Pension and Profit Sharing

Pension and profit sharing expense decreased $0.7 million, or 26.9%, to $1.9 million for the three months ended August 31, 2014 compared to $2.6 million for the three months ended August 31, 2013. This decrease was attributable to the reductions in force from the Company's restructuring Plan.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $3.5 million, or 19.4% to $14.5 million for the three months ended August 31, 2014 compared to $18.0 million for the three months ended August 31, 2013. The decrease was primarily attributable to benefits from head count reductions and associated employee benefit reductions related to our cost reduction program and asset sales, increased efficiencies related to improved utilization of our ERP system, and a reduction in legal and consulting services.

Operating Income

Operating income for our construction materials business increased $3.6 million, or 10.1% to $39.3 million for the three months ended August 31, 2014 compared to $35.7 million for the three months ended August 31, 2013. Operating income for aggregates increased due to better pricing and higher sales volumes, as well as the impact of the cost reduction initiatives. Hot mix asphalt decreased slightly by $0.8 million to $11.6 million for the three months ended August 31, 2014 compared to $12.4 million for the three months ended August 31, 2013. Ready mix concrete increased $1.4 million to $3.9 million for the three months ended August 31, 2014 compared to $2.5 million for the three months ended August 31, 2013, primarily due to lower costs per ton.

Operating income for our heavy/highway construction business increased by $1.6 million, or 25.0% to $8.0 million for the three months ended August 31, 2014 compared to operating profit of $6.4 million for the three months ended August 31, 2013.  The increased profitability is primarily attributable to improved sales volumes as well as cost controls.

Operating income for our traffic safety services and equipment businesses increased approximately $0.6 million, or 30.0% to $2.6 million for the three months ended August 31, 2014 compared to $2.0 million for the three months ended August 31, 2013.  The increase in profitability is attributable primarily to improvements in cost controls as well as the sale of certain non-performing branches in September 2013.

Interest Expense, net

Net interest expense increased $1.5 million, or 7.9% to $20.4 million for the three months ended August 31, 2014 compared to $18.9 million for the three months ended August 31, 2013 due primarily to increased overall indebtedness and an increase in interest rates for the current period.

Income Tax Benefit

The income tax provision for the three months ended August 31, 2014 and August 31, 2013 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended August 31, 2014 and 2013 were 7.7% and 0.6%, respectively, resulting in tax benefit of $0.9 million and $0.1 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

Six Months Ended August 31, 2014 Compared to Six Months Ended August 31, 2013

Revenue

Total net revenue decreased $2.1 million or 0.5% to $388.0 million for the six months ended August 31, 2014 compared to $390.1 million for the six months ended August 31, 2013.  The decrease in revenue was driven primarily by the sale of certain non-core operations of Block manufacturing and CSC facilities during the first quarter of fiscal year 2015. These operations accounted for approximately $7.8 million and $5.4 million, respectively, in revenue decrease during the six months ended August 31, 2014 as compared to the six months ended August 31, 2013.

Segment revenue for our construction materials business decreased $8.0 million, or 2.8% to $277.5 million for the six months ended August 31, 2014 compared to $285.5 million for the six months ended August 31, 2013.  The sale of certain non-core operations decreased our revenues approximately $13.5 million, resulting in a net increase of $5.5 million. The increase was primarily attributable to increases in aggregates, ready mixed concrete and precast/prestressed structural concrete, partially offset by decreases in hot mix asphalt. The increases in revenues associated with aggregate and ready mixed concrete were primarily driven by an increase in volume of 1.9% and 2.6% and in sales price of 3.2% and 2.9%, respectively, for the six months ended August 31, 2014, as compared to the six months ended August 31, 2013. The increase in precast/prestressed structural concrete was primarily driven by the delivery and erection of products used in various construction projects. The adverse weather conditions during the first quarter particularly impacted our hot mix asphalt activity where volume was down year to date approximately 5.8%.

Segment revenue for our heavy/highway construction business increased $1.3 million, or 0.9% to $145.7 million for the six months ended August 31, 2014 compared to $144.4 million for the six months ended August 31, 2013.  The increase in revenue was primarily attributable to an increased amount of work completed for the six months ended August 31, 2014 as well as slightly improved pricing on the completed work as compared to the six months ended August 31, 2013.

Segment revenue for our traffic safety services and equipment businesses decreased $1.0 million, or 1.9% to $50.8 million for the six months ended August 31, 2014 compared to $51.8 million for the six months ended August 31, 2013.  The decrease in revenues of approximately $1.4 million was primarily due to the sale of certain branches in September 2013.

Cost of Revenue

Total cost of revenue decreased $3.3 million or 1.1% to $305.5 million for the six months ended August 31, 2014 compared to approximately $308.8 million for the six months ended August 31, 2013.  Cost of revenue as a percentage of sales decreased 0.4% to 78.7% for the six months ended August 31, 2014 compared to 79.1% for the six months ended August 31, 2013, primarily as a result of our cost reduction program and increased volumes, both of which enhanced operational efficiencies.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue improved 0.3% to 78.0% for the six months ended August 31, 2014 compared to 78.3% for the six months ended August 31, 2013.  Segment cost of revenue as a percentage of segment revenue improved primarily as a result of increased amounts of work completed with limited increases in fixed costs.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue improved 0.7% to 92.7% for the six months ended August 31, 2014 compared to 93.4% for the six months ended August 31, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was primarily attributable to slightly improved pricing on the completed work as compared to the six months ended August 31, 2013.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue improved 2.1% to 78.9% for the six months ended August 31, 2014 compared to 81.0% for the six months ended August 31, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to relatively stable sales with cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $3.0 million, or 11.9% to $22.2 million for the six months ended August 31, 2014 compared to $25.2 million for the six months ended August 31, 2013. The decrease was primarily attributable to less depreciation as a result of assets sold within the past year and additional assets becoming fully depreciated.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.2 million, or 26.7%, to $3.3 million for the six months ended August 31, 2014 compared to $4.5 million for the six months ended August 31, 2013. This decrease was attributable to the reductions in force from the Company's restructuring Plan, as well as the cost savings associated with the discontinuation of the Company contributions to several retirement related benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $7.8 million, or 20.9% to $29.6 million for the six months ended August 31, 2014 compared to $37.4 million for the six months ended August 31, 2013. The decrease was primarily attributable to benefits from head count reductions and associated employee benefit programs related to our cost reduction program.

Operating Income

Operating income for our construction materials business increased $2.5 million, or 5.8% to $45.4 million for the six months ended August 31, 2014 compared to $42.9 million for the six months ended August 31, 2013. The increase was primarily driven by an increase in operating income of $3.6 million for aggregates.  Operating income for aggregates increased due to the impact of the cost reduction initiatives.

Operating income for our heavy/highway construction business increased $1.3 million to $4.9 million for the six months ended August 31, 2014 compared to $3.6 million for the six months ended August 31, 2013. The increase in profitability is partially attributable to higher sales as well as improvements in cost controls.

Operating income for our traffic safety services and equipment businesses increased approximately $2.3 million, or 164.3% to $3.7 million for the six months ended August 31, 2014 compared to $1.4 million for the six months ended August 31, 2013.  The increase in profitability is attributable primarily to improvements in cost controls as well as the sale of certain non-performing branches in September 2013.

Interest Expense, net

Net interest expense increased $2.6 million, or 6.8% to $40.7 million for the six months ended August 31, 2014 compared to $38.1 million for the six months ended August 31, 2013 due primarily to increased overall indebtedness in the current period and an increase in interest rates.

Income Tax Benefit

The income tax provision for the six months ended August 31, 2014 and August 31, 2013 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the six months ended August 31, 2014 and 2013 were 7.4% and 14.2%, respectively, resulting in tax benefit of $1.3 million and $3.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from the Credit Facilities to repay amounts outstanding under, and terminate, the Company's prior asset based loan facility. Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of August 31, 2014 we had borrowed $47.1 million under the RCA with $42.0 million available compared to $22.4 million under the RCA with $36.5 million available as of February 28, 2014. As of August 31, 2014, we had $27.0 million in cash and cash equivalents and working capital of $144.5 million compared to $23.9 million in cash and cash equivalents and working capital of $134.4 million as of February 28, 2014. Cash balances of $19.6 million and $27.7 million as of August 31, 2014 and February 28, 2014, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. In December, 2013, the Company provided cash collateral of $10.5 million associated with outstanding letters of credit, which was returned during the six months ended August 31, 2014 as we secured replacement letters of credit under the RCA.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative convents, of which the Maximum Cash Burn covenant and the Capital Expenditure limits, are the primary financial covenant for the next 12 months. During the period from February 1, 2014 through February 28, 2015, the aggregate Cash Burn of the Company and its subsidiaries, tested on a monthly, cumulative basis, may not exceed by more than $17.5 million the projected aggregate Cash Burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to entering into the Credit Facilities and capital expenditures may not exceed $27.5 million in our fiscal year 2015. We have included additional information in Note 2. "Risks and Uncertainties" and Note 4. "Long-Term Debt" of the unaudited condensed consolidated financial statements regarding our ability to meet certain operating performance measures and financial covenant requirements.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2014 and August 31, 2013.

	Six Months Ended August 31,
(In thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$(16,193)	$(34,197)
Investing activities	1,467	(15,868)
Financing activities	17,880	44,931
Cash paid for capital expenditures	(11,829)	(14,267)

As of August 31, 2014, we had approximately $16.7 million of letters of credit outstanding under our $20.0 million facility, and $1.4 million of unsecured letters of credit.

Operating Activities

Net cash used in operating activities improved $18.0 million to $16.2 million for the six months ended August 31, 2014 compared to net cash used of $34.2 million for the six months ended August 31, 2013. Cash used in operating activities decreased as a result of better working capital management as well as reduced net loss.

Investing Activities

Net cash used in our investing activities improved $17.4 million to $1.5 million positive cash flow in the six months ended August 31, 2014 compared to a use of $15.9 million in the six months ended August 31, 2013. Net cash used in investing activities improved primarily due to the return of cash collateral letters of credit which were replaced with letters of credit under the RCA.

Financing Activities

Net cash provided by financing activities decreased $27.0 million to $17.9 million in the six months ended August 31, 2014 compared to $44.9 million in the six months ended August 31, 2013.  The decrease in cash provided by financing activities was primarily due to a decrease in proceeds from revolving credit of $116.4 million, partially offset by a decrease in repayment of revolving credit of $68.0 million and an increase in net proceeds from short-term borrowings of $24.7 million.

Capital Expenditures

Cash capital expenditures decreased $2.5 million to $11.8 million for the six months ended August 31, 2014 compared to $14.3 million for the six months ended August 31, 2013. This decrease was a result of lower spending on manufacturing and other plant related equipment. Total cash capital expenditures are being managed to remain to be below our capital expenditure covenant limit of $27.5 million.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 2.25% and 4.25%. We have outstanding letters of credit of $16.7 million of secured letters of credit under our $20.0 million RCA and $1.4 million of unsecured letters of credit at August 31, 2014, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	material weaknesses and significant deficiencies in our internal control over financial reporting;

•	risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•	declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

•	our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•	a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	the potential for our lender to modify the terms of our asset-based loan facility;

•	the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn; and

•	the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of August 31, 2014, we have $47.1 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $1.1 million change in our annual interest expense in total on the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

ITEM 4 - CONTROLS AND PROCEDURES

The information provided in this Item 4 (Controls and Procedures) is as of the date of the filing of this Form 10-Q.

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controllers, Internal Audit Director, and Internal Audit resources and have appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. Therefore these areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources and will continue to assess the Company's needs during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a system of ongoing monitoring that includes the reporting of control deficiencies. We have also implemented a series of management reports to augment our analytical review processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, account reconciliation review, inventory cycle counts, numerous review and approval controls in these areas, and an internal control certification by business process owners. Further, we have continued to monitor certain controls as we have completed our testing of internal control effectiveness and, based on the results, we believe we no longer have a material weakness as of the end of the second quarter of fiscal year 2015. Remediation of this material weakness as it relates to revenue and contracts is expected to be complete before fiscal year-end 2015.

We did not maintain effective controls over risk assessment:

•
We did not maintain processes to evaluate certain business and related fraud risks which may have an impact on the integrity of financial reporting. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls and was identified as a material weakness during the fiscal 2012 year- end financial reporting process by management.

As part of our remediation efforts, we have developed a risk assessment process that has been approved by the Audit Committee of the Board of Directors. The assessment considers the risks, activities and environment of the company at the process and entity levels. The risk assessment has been completed with internal audit and executive management input and also considered the objectives outlined in the strategic plan of the company. We also continue to maintain an internal audit department and a Code of Ethics that requires all new hires to certify compliance therewith. We have completed our testing of internal control effectiveness and, based on the results, we believe we no longer have a material weakness as of the end of the second quarter of fiscal year 2015.

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

As part of our remediation efforts, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have and will continue to hire new information technology personnel including a Chief Information Officer, who are responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. Remediation is expected to be completed during fiscal year 2015.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. One new location began operating the new ERP during the fourth quarter. As of this filing, all locations are operating on the new ERP and remediation is expected to be completed during fiscal year 2015.

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

As part of our remediation efforts, we have and will continue to hire new information technology personnel including a Chief Information Officer and designated a full-time IT resource to act in an IT governance role, which is responsible for overseeing the completion of the ERP implementation and assisting with information technology general controls remediation. We have continued to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We are evaluating segregation of duties and have designed information technology general controls which we have begun to implement. We will continue our remediation efforts during fiscal year 2015.

•
We did not maintain effective controls over accounting for contracts. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion in 2012, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2013 and 2012 year- end financial closing and reporting processes.

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

As mentioned above, we have implemented monthly physical inventory observations and periodic inventory counts at certain locations of the Company. We have completed our testing of internal control effectiveness and, based on the results, we believe we no longer have a material weakness as of the end of the second quarter of fiscal year 2015.

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended August 31, 2014, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

We believe the following material weaknesses have been addressed as of the second quarter ended August 31, 2014:

•
We maintained effective monitoring of controls in areas related to period end financial reporting process, cash, inventory, property, plant and equipment and estimates in accruals. We have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a system of ongoing monitoring that includes the reporting of control deficiencies. We have also implemented a series of management reports to augment our analytical review processes. Finally, we have completed the related internal control design and implementation activities that include financial statement analytical review, account reconciliation review, inventory cycle counts, numerous review and approval controls in these areas, and an internal control certification by business process owners.

•
We maintained processes to evaluate certain business and related fraud risks which may have an impact on the integrity of financial reporting. We have developed a risk assessment process that has been approved by the Audit Committee of the Board of Directors. The assessment considers the risks, activities and environment of the company at the process and entity levels. The risk assessment has been completed with internal audit and executive management input and also considered the objectives outlined in the strategic plan of the company. We also continue to maintain an internal audit department and a Code of Ethics that requires all new hires to certify compliance therewith.

•
We maintained effective controls over the completeness, accuracy and cutoff of our inventory counts. We have implemented monthly physical inventory observations and periodic inventory counts at certain locations of the Company and also perform semi-annual laser analyses of quarry locations.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: October 10, 2014	By:	/s/Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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