Form 10-Q
period 2014-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2015-01-12
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 12, 2015, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2014

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	November 30, 2014	February 28, 2014 *
Assets
Current assets
Cash and cash equivalents	$2,336	$23,892
Restricted cash	18,459	27,684
Accounts receivable, less reserves of $4,250 and $5,228 respectively	120,687	61,319
Inventories	109,360	107,313
Deferred income taxes	3,713	3,713
Other current assets	9,290	9,005
Assets held for sale	10,490	14,467
Total current assets	274,335	247,393
Property, plant and equipment, net	312,089	333,819
Goodwill	87,132	87,976
Other intangible assets, net	19,161	19,951
Other assets	29,586	32,799
Total assets	$722,303	$721,938
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$16,599	$30,514
Accounts payable — trade	45,746	21,946
Accrued liabilities	56,521	60,507
Total current liabilities	118,866	112,967
Long-term debt, less current maturities	650,107	629,452
Deferred income taxes	33,979	34,890
Other liabilities	38,754	45,965
Total liabilities	841,706	823,274
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(246,411)	(227,696)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(1,859)	(1,975)
Total New Enterprise Stone & Lime Co., Inc. deficit	(121,034)	(102,435)
Noncontrolling interest in consolidated subsidiaries	1,631	1,099
Total deficit	(119,403)	(101,336)
Total liabilities and deficit	$722,303	$721,938

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Data derived from audited consolidated balance sheet as of February 28, 2014.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Revenue
Construction materials	$99,031	$109,291	$299,176	$311,411
Heavy/highway construction	91,457	92,432	237,179	236,792
Traffic safety services and equipment	19,173	19,623	61,303	63,252
Total revenue	209,661	221,346	597,658	611,455

Cost of revenue (exclusive of items shown separately below)
Construction materials	58,647	75,267	197,664	215,322
Heavy/highway construction	88,186	85,725	223,223	220,621
Traffic safety services and equipment	14,800	14,434	46,196	48,239
Total cost of revenue	161,633	175,426	467,083	484,182

Depreciation, depletion and amortization	12,182	11,741	34,429	36,990
Asset impairment	226	—	5,249	452
Pension and profit sharing	1,991	2,055	5,320	6,507
Selling, administrative and general expenses	14,512	18,945	44,091	56,332
Gain on disposals of property, equipment and software	(141)	(497)	(451)	(646)
Operating income	19,258	13,676	41,937	27,638
Interest expense, net	(20,812)	(19,162)	(61,518)	(57,258)
Loss before income taxes	(1,554)	(5,486)	(19,581)	(29,620)
Income tax benefit	(56)	(401)	(1,398)	(3,825)
Net loss	(1,498)	(5,085)	(18,183)	(25,795)
Less: Net income attributable to noncontrolling interest	(180)	(172)	(532)	(1,081)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(1,678)	(5,257)	(18,715)	(26,876)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	39	49	116	148
Comprehensive loss	(1,459)	(5,036)	(18,067)	(25,647)
Less: Comprehensive income attributable to noncontrolling interest	(180)	(172)	(532)	(1,081)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(1,639)	$(5,208)	$(18,599)	$(26,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
(In thousands)	2014	2013
Reconciliation of net loss to net cash from operating activities
Net loss	$(18,183)	(25,795)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	34,429	36,990
Asset impairment	5,249	452
Gain on disposals of property, equipment and software	(451)	(646)
Non-cash payment-in-kind interest accretion	16,683	17,630
Amortization and write-off of debt issuance costs	3,246	3,703
Deferred income taxes	(834)	(3,749)
Bad debt expense	830	1,678
Changes in assets and liabilities:
Accounts receivable	(60,102)	(82,266)
Inventories	(1,936)	3,123
Other assets	(367)	169
Accounts payable	23,832	27,251
Other liabilities	(3,467)	4,455
Net cash used in operating activities	(1,071)	(17,005)
Cash flows from investing activities
Capital expenditures	(18,761)	(16,912)
Proceeds from sale of property, equipment and assets held for sale	2,450	801
Change in cash value of life insurance	(35)	3,266
Change in restricted cash	13,324	(4,935)
Net cash used in investing activities	(3,022)	(17,780)
Cash flows from financing activities
Repayment of revolving credit	—	(215,418)
Proceeds from revolving credit	—	252,739
Net repayments of RCA Facility	(9,550)	—
Proceeds from issuance of long-term debt	—	563
Repayment of long-term debt	(5,025)	(5,236)
Payments on capital leases	(2,132)	(3,023)
Debt issuance costs	(756)	(250)
Distribution to noncontrolling interest	—	(2,050)
Net cash (used in) provided by financing activities	(17,463)	27,325
Net decrease in cash and cash equivalents	(21,556)	(7,460)
Cash and cash equivalents
Beginning of period	23,892	9,534
End of period	$2,336	$2,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Enterprise Stone and Lime Co. Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended November 30, 2014

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

Restructuring

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head count reductions, operational efficiencies, and administrative savings.  Under the Plan, the Company realigned its current divisional structure by combining Eastern Industries, Inc. and Martin Limestone, Inc., into a new East division and the NESL operating business, Buffalo Crushed Stone, Inc. and Valley Quarries, Inc. into a new West division. The Company has further reorganized its structure by combining the East and West divisions and creating a construction materials division and heavy/highway construction division. This has resulted in modification of the senior level organizational structure which the Company anticipates will reduce costs, streamline responsibilities and decision making, and drive best practices and efficiencies across the organization.

The restructuring activities during the nine months ended November 30, 2014 resulted in one-time pre-tax charges of approximately $5.2 million, comprised of approximately $0.9 million for severance and related benefit costs and approximately $4.3 million in outside advisory services related to the implementation of the Plan. The restructuring activities during the three months ended November 30, 2014 resulted in one-time pre-tax charges of approximately $2.1 million, comprised of approximately $0.7 million for severance and related benefit costs and approximately $1.4 million in outside advisory services related to the implementation of the Plan. These expenses were recorded in selling, administrative and general expenses. The Company has accrued approximately $1.4 million of severance costs as a component of accrued liabilities in the consolidated balance sheet at November 30, 2014. The Company incurred approximately $12.3 million in restructuring costs through November 30, 2014 since the inception of the Plan, and anticipates it may incur an additional $1.5 million to $2.5 million of costs associated with the Plan, comprised of approximately $1.3 million to $2.0 million of outside advisory services and $0.2 million to $0.5 million of employee-related costs.

The following table presents changes to Accrued Restructuring:

(In thousands)	Accrued restructuring
Balance at February 28, 2014	$1,300
Additional accruals recorded	5,197
Payments on or reductions of accrued restructuring charges	5,121
Balance at November 30, 2014	$1,376

Assets Held for Sale

During the first quarter of fiscal year 2015, the Company concluded the sale of its Block manufacturing and Construction Supply Center ("CSC") operations at its New Holland, PA location for approximately $8.9 million. In addition to the sale of the Block manufacturing and CSC facilities at its New Holland, PA location, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at its Wescosville location as of the settlement date. The Company provided $4.1 million of the proceeds on the sale of the New Holland assets to the trustee of the $265.0 million 13% senior secured notes due 2018 ("the Secured Notes") which may be utilized to purchase additional equipment. As of November 30, 2014, $1.4 million of cash was held by the trustee and is recorded in restricted cash on the Condensed Consolidated Balance Sheet. The gain on the sale of the New Holland assets was approximately $0.2 million. Assets held for sale at Wescosville were $4.3 million and $5.1 million as of November 30, 2014 and February 28, 2014, respectively.

During the second quarter of fiscal year 2015, the Company sold its Block manufacturing facility and CSC facility at its Towanda, PA location for approximately $0.5 million in cash. For the nine months ended November 30, 2014, the Company recorded an asset impairment of approximately $1.5 million related to equipment and approximately $0.5 million of inventory. There were no assets held for sale at the Towanda Block and CSC facility as of November 30, 2014. he assets held for sale were from the construction materials segment.

During the second quarter of fiscal year 2015, the Company received an offer to sell the aggregate, hot mix asphalt and ready mix operations at its Sheshequin, PA and Towanda, PA locations and as a result, considered the assets as held for sale. The Company recorded impairments of $2.2 million and $0.9 million related to fixed assets, and goodwill and intangible assets, respectively, in the second quarter of fiscal year 2015. Assets held for sale at Sheshequin and Towanda were $4.3 million as of November 30, 2014. The assets held for sale are from the construction materials segment.

During the third quarter of fiscal year 2015, the Company considered a leasing arrangement related to its precast/prestressed structural concrete operations at its Roaring Spring, PA location (refer to Footnote 11. "Subsequent Events"Footnote 11. "Subsequent Events" for further information). At November 30, 2014, the Company classified $0.6 million of assets as held for sale related to its precast/prestressed structural concrete operations, consisting primarily of inventory, which is net of $0.2 million of impairments on those assets. The assets held for sale are from the construction materials segment.

The Company classified approximately $1.3 million of non-core properties and office buildings as assets held for sale during the third quarter of fiscal year 2015. There were no impairments recorded on those assets as of November 30, 2014.

The Company's assets held for sale consisted of the following:

	November 30, 2014	February 28, 2014
Inventory	$1,541	$6,690
PP&E, net of impairment	8,949	7,777
	$10,490	$14,467

Liabilities related to assets held for sale at Sheshequin and Towanda were $1.1 million as of November 30, 2014 and classified as part of "Accrued Liabilities" in the Condensed Consolidated Balance Sheet.

Out of Period Adjustments

For the nine months ended November 30, 2013, the Company recorded an out of period pre-tax loss of approximately $0.1 million primarily related to an increase in cost of revenue of $1.1 million and offset by depreciation of $1.0 million.

Management does not believe these out of period errors and adjustments are material to the unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended November 30, 2013 or to any prior periods.

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

	November 30,	February 28,
(In thousands)	2014	2014
Costs and estimated earnings in excess of billings	$19,182	$9,838
Trade	97,735	51,310
Retainages	8,020	5,399
	124,937	66,547
Allowance for doubtful accounts	(4,250)	(5,228)
Accounts receivable, net	$120,687	$61,319

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventories consist of the following:

	November 30,	February 28,
(In thousands)	2014	2014
Crushed stone, agricultural lime and sand	$76,800	$70,820
Safety equipment	13,859	12,091
Parts, tires and supplies	8,009	10,187
Raw materials	7,945	10,542
Building materials	1,049	1,012
Other	1,698	2,661
	$109,360	$107,313

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	November 30,	February 28,
(In thousands)	2014	2014
Limestone and sand acreage	$146,293	$148,957
Land, buildings and building improvements	87,100	89,762
Crushing, prestressing and manufacturing plants	310,990	316,772
Contracting equipment vehicles and other	303,753	293,336
Construction in progress	1,534	730
Property, plant and equipment	849,670	849,557
Less: Accumulated depreciation and depletion	(537,581)	(515,738)
Property, plant and equipment, net	$312,089	$333,819

For the three months ended November 30, 2014 and 2013, depreciation expense was $9.9 million and $10.7 million, respectively.  For the nine months ended November 30, 2014 and 2013, depreciation expense was $30.1 million and $33.7 million, respectively.

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

Our annual goodwill impairment analysis takes place at fiscal year end.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 28, 2014. During the nine months ended November 30, 2014, goodwill of $0.8 million was allocated to the sale of certain business operations and included in assets held for sale and then impaired.

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

For the three months ended November 30, 2014 and 2013, amortization of intangible assets was $0.5 million and $0.2 million, respectively. For the nine months ended November 30, 2014 and 2013, amortization of intangible assets was $1.4 million and $0.7 million, respectively. During the nine months ended November 30, 2014, the Company allocated approximately $0.1 million of intangible assets to certain operations included in assets held for sale and then impaired.

Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	November 30,	February 28,
(In thousands)	2014	2014
Deferred financing fees (less current portion of $4,328 and $4,324, respectively)	$9,973	$13,207
Capitalized software, net of accumulated amortization	7,331	8,084
Cash surrender value of life insurance (net of loans of $5,733 and $3,200, respectively)	1,171	1,135
Deferred stripping costs	4,411	3,900
Other	6,700	6,473
Total other assets	$29,586	$32,799

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of November 30, 2014 and February 28, 2014, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the consolidated balance sheets. The Company recorded a charge included in operating income of approximately $2.9 million and $3.0 million related to the revision of costs to complete on two significant contracts during the three and nine months ended November 30, 2014, respectively.

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

Recently Issued and Adopted Accounting Standards

In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The standards allows an acquired entity to elect to apply the guidance to future change-in-control events if the financial statements in which the most recent event occurred has not yet been issued or made available to be issued. This pronouncement is effective November 18, 2014. The Company does not anticipate that this standard will have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standards requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities are required to apply the standard for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that this standard will have a material effect on its consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that its assets held for sale in the fourth quarter of fiscal year 2014 and the first three quarters of fiscal year 2015 did not meet the requirements for discontinued operations.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, dated as of February 12, 2014, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, dated as of February 12, 2014, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At November 30, 2014, the Company was in compliance with all of its financial covenants.

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the "Plan"). Under the Plan, we have taken steps to consolidate the operations, sales, finance, accounting, human resources and engineering functions. This consolidation is expected to reduce the cost of overhead support functions going forward. The administrative efficiencies which we believe will result from the consolidation may not be realized to the extent anticipated thereby reducing the operating income benefit. Additionally, key personnel may decide not to relocate and employees affected by the consolidation may leave us due to uncertainty prior to completing the transition efforts, which may slow the restructuring process and increase its cost.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	November 30,	February 28,
(In thousands)	2014	2014
Insurance	$26,120	$23,661
Interest	11,789	21,279
Payroll and vacation	7,477	6,484
Withholding taxes	691	2,350
Billings in excess of costs and estimated earnings on uncompleted contracts	2,731	1,431
Contract expenses	2,399	727
Other	5,314	4,575
Total accrued liabilities	$56,521	$60,507

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	November 30,	February 28,
(In thousands)	2014	2014
RCA ($64.1 million and $36.5 million available as of November 30, 2014 and February 28, 2014, respectively), interest rate of 6.25%	$12,863	$22,413
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	323,956	300,962
Term Loans, interest rate of 8%	70,000	70,000
Land, equipment and other obligations	6,463	11,488
Obligations under capital leases	3,424	5,103
Total debt	666,706	659,966
Less: Current portion	(16,599)	(30,514)
Total long-term debt	$650,107	$629,452

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

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At November 30, 2014, the weighted average interest rate on the RCA was 6.86%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

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

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of November 30, 2014, the Company had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

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

As of November 30, 2014, the Company was in compliance with all of its covenant requirements through that date.

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

On February 28, 2014, the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2014 in the form of 6% cash payment and 7% payment in kind, which represents $18.9 million and $22.4 million of interest, respectively, for the same 12-month period. At November 30, 2014, the inception-to-date PIK interest was $63.7 million ($59.0 million was recorded as an increase to the Secured Notes and $4.7 million was recorded as a long-term obligation in other liabilities).

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

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes on September 15, 2017 and each accrual period thereafter.

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

The effective income tax rates for the three months ended November 30, 2014 and 2013 were 3.6% and 7.3%, respectively, resulting in tax benefit of $0.1 million and $0.4 million, respectively. For the nine months ended November 30, 2014 and 2013, the effective income tax rates were 7.1% and 12.9%, respectively, resulting in a tax benefit of $1.4 million and $3.8 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized.

Cash paid for income taxes was immaterial for the three and nine months ended November 30, 2014 and 2013, primarily as a result of net operating losses.

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

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three and nine months ended November 30, 2014 and 2013, was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$86	$86	$258	$257
Interest cost	105	100	315	300
Expected return on plan assets	(150)	(143)	(451)	(431)
Amortization of prior service cost	14	17	43	50
Recognized net actuarial loss	51	66	152	198
Total pension expense	$106	$126	$317	$374

The Company made contributions to the defined benefit pension plans of approximately $0.2 million during the nine months ended November 30, 2014, and expects to make additional contributions of approximately $0.1 million in the remainder of fiscal year 2015.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	November 30,	February 28,
(In thousands)	2014	2014

Reclamation costs	$18,520	$18,745
Executive deferred compensation liability	5,733	5,790
PIK accrued interest	4,724	11,035
Other	9,777	10,395
	$38,754	$45,965

8.              Commitments and Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, statement of comprehensive loss or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per claim with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $7.2 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company also maintains three self-insurance programs for health coverage with losses limited to $0.3 million per member per year.  Additionally, the Company is required to and does provide a letter of credit in the amount of $0.3 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008, and also maintains a cash collateral amount of approximately $1.0 million, which is recorded as part of restricted cash on the condensed consolidated balance sheet.

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.8 million and $15.6 million as of November 30, 2014 and February 28, 2014, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $10.9 million and $9.7 million as of November 30, 2014 and February 28, 2014, respectively. Liabilities associated with amounts that are payable by insurance companies of approximately $6.0 million were recorded in other noncurrent liabilities in our consolidated balance sheets as of November 30, 2014 and February 28, 2014.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Revenue
Construction materials	$147,087	$166,235	$424,608	$459,257
Heavy/highway construction	91,457	92,433	237,179	236,793
Traffic safety services and equipment	22,911	23,108	73,732	74,932
Segment totals	261,455	281,776	735,519	770,982
Eliminations	(51,794)	(60,430)	(137,861)	(159,527)
Total revenue	$209,661	$221,346	$597,658	$611,455
Operating income
Construction materials	$27,596	$23,883	$72,986	$66,227
Heavy/highway construction	8	4,317	4,897	7,859
Traffic safety services and equipment	1,814	1,986	5,518	3,339
Corporate and unallocated	(10,160)	(16,510)	(41,464)	(49,787)
Total operating income	$19,258	$13,676	$41,937	$27,638

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Depreciation, depletion and amortization
Construction materials	$8,524	$8,107	$23,253	$25,162
Heavy/highway construction	2,040	2,088	6,378	5,861
Traffic safety services and equipment	1,240	1,304	3,683	4,664
Corporate and unallocated	378	242	1,115	1,303
Total depreciation, depletion and amortization	$12,182	$11,741	$34,429	$36,990

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

Condensed Consolidating Balance Sheet at November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(817)	$(489)	$3,642	$—	$2,336
Restricted cash	2,584	88	15,787	—	18,459
Accounts receivable, net	104,623	16,050	14	—	120,687
Inventories	95,217	14,143	—	—	109,360
Net investment in lease	—	—	1,137	(1,137)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,344	939	7	—	9,290
Assets held for sale	10,490	—	—	—	10,490
Total current assets	223,190	31,695	20,587	(1,137)	274,335
Property, plant and equipment, net	291,964	20,125	6,023	(6,023)	312,089
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,679	11,482	—	—	19,161
Investment in subsidiaries	85,465	—	—	(85,465)	—
Intercompany receivables	3,308	29,342	(34)	(32,616)	—
Other assets	26,226	1,011	2,349	—	29,586
	$719,119	$99,500	$28,925	$(125,241)	$722,303
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$16,892	$—	$844	$(1,137)	$16,599
Accounts payable - trade	40,371	5,064	311	—	45,746
Accrued liabilities	38,914	1,464	16,143	—	56,521
Total current liabilities	96,177	6,528	17,298	(1,137)	118,866
Intercompany payables	31,614	2,018	(1,016)	(32,616)	—
Long-term debt, less current maturities	644,928	—	5,179	—	650,107
Intercompany capital leases, less current installments	6,023	—	—	(6,023)	—
Deferred income taxes	25,566	8,413	—	—	33,979
Other liabilities	35,845	561	2,348	—	38,754
Total liabilities	840,153	17,520	23,809	(39,776)	841,706
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(121,034)	81,980	3,485	(85,465)	(121,034)
Noncontrolling interest	—	—	1,631	—	1,631
Total (deficit) equity	(121,034)	81,980	5,116	(85,465)	(119,403)
Total liabilities and (deficit) equity	$719,119	$99,500	$28,925	$(125,241)	$722,303

Condensed Consolidating Balance Sheet at February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,344	$—	$2,548	$—	$23,892
Restricted cash	11,996	92	15,596	—	27,684
Accounts receivable, net	49,093	12,212	271	(257)	61,319
Inventories	95,135	12,178	—	—	107,313
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,131	839	35	—	9,005
Assets held for sate	14,467	—	—	—	14,467
Total current assets	202,915	26,285	19,097	(904)	247,393
Property, plant and equipment, net	314,140	19,679	6,969	(6,969)	333,819
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets, net	7,904	12,047	—	—	19,951
Investment in subsidiaries	81,037	—	—	(81,037)	—
Intercompany receivables	720	27,794	(34)	(28,480)	—
Other assets	29,336	1,115	2,348	—	32,799
	$718,183	$92,765	$28,380	$(117,390)	$721,938
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$30,317	$—	$844	$(647)	$30,514
Accounts payable - trade	17,892	3,858	453	(257)	21,946
Accrued liabilities	44,603	1,531	14,373	—	60,507
Total current liabilities	92,812	5,389	15,670	(904)	112,967
Intercompany payables	27,632	848	—	(28,480)	—
Long-term debt, less current maturities	623,714	—	5,738	—	629,452
Intercompany capital leases, less current installments	6,969	—	—	(6,969)	—
Deferred income taxes	26,477	8,413	—	—	34,890
Other liabilities	43,014	603	2,348	—	45,965
Total liabilities	820,618	15,253	23,756	(36,353)	823,274
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(102,435)	77,512	3,525	(81,037)	(102,435)
Noncontrolling interest	—	—	1,099	—	1,099
Total (deficit) equity	(102,435)	77,512	4,624	(81,037)	(101,336)
Total liabilities and (deficit) equity	$718,183	$92,765	$28,380	$(117,390)	$721,938

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$192,996	$18,992	$1,731	$(4,058)	$209,661
Cost of revenue (exclusive of items shown separately below)	146,501	15,550	1,430	(1,848)	161,633
Depreciation, depletion and amortization	10,899	1,283	—	—	12,182
Equipment and intangible asset impairment	75	151	—	—	226
Pension and profit sharing	1,918	73	—	—	1,991
Selling, administrative and general expenses	12,804	1,658	50	—	14,512
(Gain) loss on disposals of property, equipment and software	(148)	7	—	—	(141)
Operating income (loss)	20,947	270	251	(2,210)	19,258
Interest expense, net	(20,894)	28	(54)	108	(20,812)
Income (loss) before income taxes	53	298	197	(2,102)	(1,554)
Income tax benefit	(56)	—	—	—	(56)
Equity in earnings of subsidiaries	(1,787)	—	—	1,787	—
Net income (loss)	(1,678)	298	197	(315)	(1,498)
Less: Net income attributable to noncontrolling interest	—	—	(180)	—	(180)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(1,678)	298	17	(315)	(1,678)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—	—	—	39
Comprehensive income (loss)	(1,639)	298	197	(315)	(1,459)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(180)	—	(180)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(1,639)	$298	$17	$(315)	$(1,639)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$198,687	$25,950	$1,819	$(5,110)	$221,346
Cost of revenue (exclusive of items shown separately below)	158,526	20,353	1,465	(4,918)	175,426
Depreciation, depletion and amortization	10,392	1,349	—	—	11,741
Equipment and intangible asset impairment	—	—	—	—	—
Pension and profit sharing	1,988	67	—	—	2,055
Selling, administrative and general expenses	16,925	1,940	80	—	18,945
Loss on disposals of property, equipment and software	(516)	19	—	—	(497)
Operating income (loss)	11,372	2,222	274	(192)	13,676
Interest expense, net	(19,230)	21	(145)	192	(19,162)
Income (loss) before income taxes	(7,858)	2,243	129	—	(5,486)
Income tax benefit	(401)	—	—	—	(401)
Equity in earnings of subsidiaries	2,200	—	—	(2,200)	—
Net income (loss)	(5,257)	2,243	129	(2,200)	(5,085)
Less: Net income attributable to noncontrolling interest	—	—	(172)	—	(172)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(5,257)	2,243	(43)	(2,200)	(5,257)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	49	—	—	—	49
Comprehensive income (loss)	(5,208)	2,243	129	(2,200)	(5,036)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(172)	—	(172)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(5,208)	$2,243	$(43)	$(2,200)	$(5,208)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$535,820	$65,667	$5,192	$(9,021)	$597,658
Cost of revenue (exclusive of items shown separately below)	417,884	51,409	4,386	(6,596)	467,083
Depreciation, depletion and amortization	30,610	3,819	—	—	34,429
Equipment and intangible asset impairment	5,098	151	—	—	5,249
Pension and profit sharing	5,119	201	—	—	5,320
Selling, administrative and general expenses	38,289	5,652	150	—	44,091
(Gain) loss on disposals of property, equipment and software	(449)	(2)	—	—	(451)
Operating income (loss)	39,269	4,437	656	(2,425)	41,937
Interest expense, net	(61,707)	31	(164)	322	(61,518)
Income (loss) before income taxes	(22,438)	4,468	492	(2,103)	(19,581)
Income tax benefit	(1,398)	—	—	—	(1,398)
Equity in earnings of subsidiaries	2,325	—	—	(2,325)	—
Net income (loss)	(18,715)	4,468	492	(4,428)	(18,183)
Less: Net income attributable to noncontrolling interest	—	—	(532)	—	(532)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(18,715)	4,468	(40)	(4,428)	(18,715)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	116	—	—		116
Comprehensive income (loss)	(18,599)	4,468	492	(4,428)	(18,067)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(532)	—	(532)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(18,599)	$4,468	$(40)	$(4,428)	$(18,599)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$539,523	$78,212	$7,125	$(13,405)	$611,455
Cost of revenue (exclusive of items shown separately below)	429,231	61,837	6,164	(13,050)	484,182
Depreciation, depletion and amortization	32,197	4,793	—	—	36,990
Equipment and intangible asset impairment	—	452	—	—	452
Pension and profit sharing	6,254	253	—	—	6,507
Selling, administrative and general expenses	49,261	6,777	294	—	56,332
(Gain) loss on disposals of property, equipment and software	(510)	(136)	—	—	(646)
Operating income (loss)	23,090	4,236	667	(355)	27,638
Interest expense, net	(57,271)	(78)	(264)	355	(57,258)
Income (loss) before income taxes	(34,181)	4,158	403	—	(29,620)
Income tax benefit	(3,714)	(111)	—	—	(3,825)
Equity in earnings of subsidiaries	3,591	—	—	(3,591)	—
Net income (loss)	(26,876)	4,269	403	(3,591)	(25,795)
Less: Net income attributable to noncontrolling interest	—	—	(1,081)	—	(1,081)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(26,876)	4,269	(678)	(3,591)	(26,876)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	148	—	—	—	148
Comprehensive income (loss)	(26,728)	4,269	403	(3,591)	(25,647)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1,081)	—	(1,081)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(26,728)	$4,269	$(678)	$(3,591)	$(26,728)

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(8,202)	$5,286	$3,245	$(1,400)	$(1,071)
Cash flows from investing activities
Capital expenditures	(12,982)	(5,779)	—	—	(18,761)
Proceeds from sale of property, equipment and assets held for sale	2,450	—	—	—	2,450
Change in cash value of life insurance	(35)	—	—	—	(35)
Change in restricted cash	13,512	4	(192)	—	13,324
Net cash provided by (used in) investing activities	2,945	(5,775)	(192)	—	(3,022)
Cash flows from financing activities
Net repayments of RCA Facility	(9,550)	—	—	—	(9,550)
Repayment of long-term debt	(4,466)	—	(559)	—	(5,025)
Payments on capital leases	(2,132)	—	—	—	(2,132)
Debt issuance costs	(756)	—	—	—	(756)
Dividends received (paid)	—	—	(1,400)	1,400	—
Distribution to noncontrolling interest	—	—	—	—	—
Net cash provided by (used in) financing activities	(16,904)	—	(1,959)	1,400	(17,463)
Net increase (decrease) in cash and cash equivalents	(22,161)	(489)	1,094	—	(21,556)
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$(817)	$(489)	$3,642	$—	$2,336

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(19,836)	$2,842	$2,989	$(3,000)	$(17,005)
Cash flows from investing activities
Capital expenditures	(14,040)	(2,872)	—	—	(16,912)
Proceeds from sale of property and equipment, and assets held for sale	786	15	—	—	801
Change in cash value of life insurance	3,266	—	—	—	3,266
Change in restricted cash	(183)	(1)	(4,751)	—	(4,935)
Net cash provided by (used in) investing activities	(10,171)	(2,858)	(4,751)	—	(17,780)
Cash flows from financing activities
Proceeds from revolving credit	252,739	—	—	—	252,739
Repayment of revolving credit	(215,418)	—	—	—	(215,418)
Proceeds from issuance of long-term debt	563	—	—	—	563
Repayment of long-term debt	(4,562)	—	(674)	—	(5,236)
Payments on capital leases	(3,023)	—	—	—	(3,023)
Debt issuance costs	(250)	—	—	—	(250)
Dividends received (paid)	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(2,050)	—	(2,050)
Net cash provided by (used in) financing activities	30,049	—	(5,724)	3,000	27,325
Net increase (decrease) in cash and cash equivalents	42	(16)	(7,486)	—	(7,460)
Cash and cash equivalents
Beginning of period	31	19	9,484	—	9,534
End of period	$73	$3	$1,998	$—	$2,074

11. Subsequent Events

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, the Company will lease approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. The Company also sold approximately $0.6 million of inventory, at cost, to the Lessee.

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

We believe that passage of the Pennsylvania House Bill 1060 (the "Transportation Bill"), which became effective in January 2014, will provide an increase in bidding opportunities in our markets. The increased opportunities in the public sector have positively impacted our second and third quarter of fiscal year 2015 activities. Market conditions remain stable throughout our geographic regions during the first three quarters of fiscal year 2015, although the private commercial and residential segments continue to be weak. Additionally, the first three quarters results benefited from the new cost restructuring. During the second quarter of fiscal year 2015, we obtained a $110 million Pennsylvania Turnpike job that will span up to three years.
Cost Savings and Operational Efficiency Plan

During the second quarter of fiscal year 2014, we initiated a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on head count reductions, operational efficiencies, and administrative savings.  Under the Plan, we realigned our current divisional structure by combining Eastern Industries, Inc. ("Eastern"), and Martin Limestone, Inc. ("Martin"), into a new East division and the NESL operating business, Valley Quarries, Inc. ("Valley") and Buffalo Crushed Stone, Inc. (“BCS”) into a new West division.  We have further reorganized our structure by combining the East and West divisions and creating a construction materials division and heavy/highway construction division. This has resulted in modification of the senior level organizational structure which we anticipate will reduce costs, streamline responsibilities and decision making and allow us to drive best practices and efficiencies across the organization.

The restructuring associated with the activities during the first three quarters of fiscal year 2015 resulted in one-time pre-tax charges of approximately $5.2 million, comprised of approximately $0.9 million for severance and related benefit costs and $4.3 million in outside advisory services related to the implementation of such plan. The cost reductions are comprised of head count, operational consolidations, administrative and benefit structure savings.  We are currently working to identifying additional savings associated with the Plan. Since the inception of the Plan, we have incurred approximately $12.3 million in costs through November 30, 2014. We anticipate we will incur an additional $1.5 million to $2.5 million of costs associated with the Plan, comprised of approximately $1.3 million to $2.0 million of outside advisory services and $0.2 million to $0.5 million of employee-related costs. We continue to execute and evaluate the sale of non-core assets as part of enhancing overall liquidity.

For the nine months ended November 30, 2014, the Company has sold certain assets providing up to $10.5 million of additional cash for additional working capital and fixed asset purchases. We have approximately $10.5 million in assets and $1.1 million of liabilities held for sale as of November 30, 2014.

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

Executive Summary

The following are key statistics for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013 and a cash flow summary for the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013.

•	Total revenue decreased $11.6 million (5.2%) primarily due to divestment of non-core assets;

•	Operating income improved by $5.6 million (40.9%);

•	Net interest expense increased $1.6 million (8.3%);

•	Net cash used in operating activities was reduced by $15.9 million;

•	Cash used in investing activities was reduced by $14.8 million; and

•	Cash provided by financing activities benefited from reduced borrowings by $44.8 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Revenue	$209,661	$221,346	$597,658	$611,455
Cost of revenue (exclusive of items shown separately below)	161,633	175,426	467,083	484,182
Depreciation, depletion and amortization	12,182	11,741	34,429	36,990
Asset impairment	226	—	5,249	452
Pension and profit sharing	1,991	2,055	5,320	6,507
Selling, administrative and general expenses	14,512	18,945	44,091	56,332
(Gain) loss on disposals of property, equipment and software	(141)	(497)	(451)	(646)
Operating income	19,258	13,676	41,937	27,638
Interest expense, net	(20,812)	(19,162)	(61,518)	(57,258)
Income (loss) before income taxes	(1,554)	(5,486)	(19,581)	(29,620)
Income tax expense (benefit)	(56)	(401)	(1,398)	(3,825)
Net loss	$(1,498)	$(5,085)	$(18,183)	$(25,795)

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

The following table summarizes our segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Segment Revenue
Construction materials	$147,087	$166,235	$424,608	$459,257
Heavy/highway construction	91,457	92,433	237,179	236,793
Traffic safety services and equipment	22,911	23,108	73,732	74,932
Segment totals	261,455	281,776	735,519	770,982
Inter-segment eliminations	(51,794)	(60,430)	(137,861)	(159,527)
Total revenue	$209,661	$221,346	$597,658	$611,455

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Segment Revenue:
Construction materials	56.3%	59.0%	57.8%	59.6%
Heavy/highway construction	35.0%	32.8%	32.2%	30.7%
Traffic safety services and equipment	8.7%	8.2%	10.0%	9.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

     The following table summarizes the segment cost of revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Segment Cost of Revenue
Construction materials	$106,703	$132,210	$323,096	$363,168
Heavy/highway construction	88,186	85,726	223,223	220,622
Traffic safety services and equipment	18,538	17,920	58,625	59,919
Segment totals	213,427	235,856	604,944	643,709
Eliminations	(51,794)	(60,430)	(137,861)	(159,527)
Total cost of revenue	$161,633	$175,426	$467,083	$484,182

     The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Cost of Revenue as Percent of Revenue (before eliminations)
Construction materials	72.5%	79.5%	76.1%	79.1%
Heavy/highway construction	96.4%	92.7%	94.1%	93.2%
Traffic safety services and equipment	80.9%	77.5%	79.5%	80.0%

The following table summarizes the segment operating income:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Operating Income
Construction materials	$27,596	$23,883	$72,986	$66,227
Heavy/highway construction	8	4,317	4,897	7,859
Traffic safety services and equipment	1,814	1,986	5,518	3,339
Segment totals	29,418	30,186	83,401	77,425
Corporate and unallocated	(10,160)	(16,510)	(41,464)	(49,787)
Total operating income	$19,258	$13,676	$41,937	$27,638

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Revenue

Total revenue decreased $11.6 million or 5.2% to $209.7 million for the three months ended November 30, 2014 compared to $221.3 million for the three months ended November 30, 2013.  The decrease in total revenue was primarily attributable to reduced revenues related to certain non-core operations during the three months ended November 30, 2014.

Segment revenue for our construction materials business decreased $19.1 million, or 11.5% to $147.1 million for the three months ended November 30, 2014 compared to $166.2 million for the three months ended November 30, 2013.  The sale of Block and CSC operations during the first quarter of fiscal year 2015 contributed to approximately $7.7 million of the decrease. Revenues associated with precast/prestressed structural concrete decreased by $4.5 million for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. By removing the impact of the reduced revenues associated with non-core business operations, our revenues decreased $6.9 million on a comparable basis. Revenues for aggregates and ready mixed increased $0.4 million and $0.8 million, or 0.6% and 4.3%, respectively, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. This increase was offset by a decrease in other revenues of $6.3 million for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increases in aggregates and ready mixed were primarily attributable to an increase in sales prices for aggregates of 13.7% and an increase in sales volumes for ready mix of 8.4%. These increases were partially offset by a decrease in sales volumes for aggregates.

Segment revenue for our heavy/highway construction business decreased $0.9 million, or 1.0% to $91.5 million for the three months ended November 30, 2014 compared to $92.4 million for the three months ended November 30, 2013.  The decrease in revenue was primarily attributable to a decrease to pre-tax income of approximately $2.9 million related to the revision of costs to complete on two significant contracts during the three months ended November 30, 2014.

Segment revenue for our traffic safety services and equipment businesses decreased slightly by $0.2 million, or 0.9% to $22.9 million for the three months ended November 30, 2014 compared to $23.1 million for the three months ended November 30, 2013, primarily due to the sale of certain branches in September 2013.

Cost of Revenue

Total cost of revenue decreased $13.8 million or 7.9% to $161.6 million for the three months ended November 30, 2014 compared to approximately $175.4 million for the three months ended November 30, 2013.  The majority of this decrease is attributable to the winding down of certain non-core Block and CSC operations during the first quarter of fiscal year 2015, and decreases in costs of revenue associated with reduced aggregates volumes.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 7.0% to 72.5% for the three months ended November 30, 2014 compared to 79.5% for the three months ended November 30, 2013. Segment cost of revenue as a percentage of segment revenue improved as a result of lower revenues associated with non-core operations which generally carried lower margins compared to other products. The sale of Block and CSC operations during the first quarter of fiscal year 2015 contributed to approximately $6.7 million of the decrease in cost of revenue. Cost of revenue associated with precast/prestressed structural concrete decreased by $3.5 million for the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 3.7% to 96.4% for the three months ended November 30, 2014 compared to 92.7% for the three months ended November 30, 2013. The increase in segment cost of sales as a percentage of sales was primarily due to $2.9 million of unfavorable cost revisions on two significant contracts during the three months ended November 30, 2014.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue increased 3.4% to 80.9% for the three months ended November 30, 2014 compared to 77.5% for the three months ended November 30, 2013. The increase in segment cost of revenue as a percentage of segment revenue was attributable to higher labor costs, despite relatively stable sales and other cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.5 million, or 4.3% to $12.2 million for the three months ended November 30, 2014 compared to $11.7 million for the three months ended November 30, 2013. The increase was primarily attributable to the amortization of certain deferred stripping costs of $0.9 million, partially offset by less depreciation on a smaller depreciable asset base as a result of assets sold within the past year and additional assets becoming fully depreciated.

Pension and Profit Sharing

Pension and profit sharing expense decreased $0.1 million, or 4.8%, to $2.0 million for the three months ended November 30, 2014 compared to $2.1 million for the three months ended November 30, 2013. This decrease was attributable to the reductions in force from the Company's restructuring Plan, as well as the cost savings associated with the discontinuation of contributions to certain benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $4.4 million, or 23.3% to $14.5 million for the three months ended November 30, 2014 compared to $18.9 million for the three months ended November 30, 2013. The decrease was primarily attributable to benefits from head count reductions and associated employee benefit reductions related to our cost reduction program and asset sales, increased efficiencies related to improved utilization of our ERP system, and a reduction in legal and consulting services.

Operating Income

Operating income for our construction materials business increased $3.7 million, or 15.5% to $27.6 million for the three months ended November 30, 2014 compared to $23.9 million for the three months ended November 30, 2013. Operating income for aggregates increased $5.9 million, or 52.7% to $17.1 million for the three months ended November 30, 2014 compared to $11.2 million for the three months ended November 30, 2013. This increase was primarily due to better pricing, as well as the impact of the cost reduction initiatives. Hot mix asphalt decreased by $1.5 million to $7.7 million for the three months ended November 30, 2014 compared to $9.2 million for the three months ended November 30, 2013. This decrease was primarily due to the sale of lower profit material in the current quarter compared to the prior quarter. Ready mix concrete increased $1.3 million to $3.3 million for the three months ended November 30, 2014 compared to $2.0 million for the three months ended November 30, 2013, primarily due to increased volumes on a fixed cost base.

Operating income for our heavy/highway construction business decreased by $4.3 million, or 100.0% to almost break-even for the three months ended November 30, 2014 compared to operating profit of $4.3 million for the three months ended November 30, 2013.  This decrease was primarily attributable to approximately $2.9 million of cost revisions on two significant contracts during the three months ended November 30, 2014.

Operating income for our traffic safety services and equipment businesses decreased by $0.2 million, or 10.0% to $1.8 million for the three months ended November 30, 2014 compared to $2.0 million for the three months ended November 30, 2013.  The decrease in profitability is primarily attributable to slightly increased labor costs.

Interest Expense, net

Net interest expense increased $1.6 million, or 8.3% to $20.8 million for the three months ended November 30, 2014 compared to $19.2 million for the three months ended November 30, 2013 due primarily to increased overall indebtedness and an increase in interest rates for the current period.

Income Tax Benefit

The income tax provision for the three months ended November 30, 2014 and November 30, 2013 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended November 30, 2014 and 2013 were 3.6% and 7.3%, respectively, resulting in tax benefit of $0.1 million and $0.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

Nine Months Ended November 30, 2014 Compared to Nine Months Ended November 30, 2013

Revenue

Total revenue decreased $13.8 million or 2.3% to $597.7 million for the nine months ended November 30, 2014 compared to $611.5 million for the nine months ended November 30, 2013.  The decrease in total revenue was driven primarily by approximately $20.5 million of reduced revenues related to certain non-core operations during the nine months ended November 30, 2014. When considering the exclusion of these revenues associated with these non-core business operations, revenues increased by $6.7 million.

Segment revenue for our construction materials business decreased $34.7 million, or 7.6% to $424.6 million for the nine months ended November 30, 2014 compared to $459.3 million for the nine months ended November 30, 2013.  A decrease of revenue of $21.2 million was due to the sale of Block and CSC operations, which were wound down during the first quarter of fiscal year 2015. When considering the exclusion of these revenues associated with non-core business operations, our revenues decreased by a net amount of $13.5 million. Increases in aggregates and ready mixed concrete of $0.3 million and $1.6 million, respectively, were offset by a decrease in hot mix asphalt revenues of $5.5 million. The increase in revenues associated with aggregate was primarily driven by an increase in sales price of 7.3%, partially offset by a decrease in sales volume of 2.5%, for the nine months ended November 30, 2014, as compared to the nine months ended November 30, 2013. The increase in revenues associated with ready mixed concrete was primarily driven by an increase in sales price of 1.4% and an increase in sales volumes of 4.7%, for the nine months ended November 30, 2014, as compared to the nine months ended November 30, 2013. The adverse weather conditions during the first quarter particularly impacted our hot mix asphalt activity, where volume was down year to date by approximately 2.3%.

Segment revenue for our heavy/highway construction business remained flat at $237.2 million for the nine months ended November 30, 2014 compared to $236.8 million for the nine months ended November 30, 2013.

Segment revenue for our traffic safety services and equipment businesses decreased $1.2 million, or 1.6% to $73.7 million for the nine months ended November 30, 2014 compared to $74.9 million for the nine months ended November 30, 2013.  The decrease in revenues of approximately $1.5 million was primarily due to the sale of certain branches in September 2013.

Cost of Revenue

Total cost of revenue decreased $17.1 million or 3.5% to $467.1 million for the nine months ended November 30, 2014 compared to approximately $484.2 million for the nine months ended November 30, 2013.  By removing costs of revenue associated with non-core business operations, our cost of revenue as a percentage of sales improved 1.0% to 78.2% for the nine months ended November 30, 2014 compared to 79.2% for the nine months ended November 30, 2013, as a result of enhanced operational efficiencies as well as the reduction of lower margin business.

Segment cost of revenue for our construction materials business as a percentage of its segment revenue improved 3.0% to 76.1% for the nine months ended November 30, 2014 compared to 79.1% for the nine months ended November 30, 2013. Segment cost of revenue as a percentage of segment revenue improved as a result of lower revenues associated with non-core operations which generally carried lower margins compared to other products. The sale of Block and CSC operations during the first quarter of fiscal year 2015 contributed to approximately $18.0 million of the decrease in cost of revenue for the nine months ended November 30, 2014. This was offset by the cost of revenue associated with precast/prestressed structural concrete, which increased by $4.9 million for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 0.9% to 94.1% for the nine months ended November 30, 2014 compared to 93.2% for the nine months ended November 30, 2013. The increase in cost of sales as a percentage of sales was primarily due to $3.0 million of unfavorable cost revisions on two significant contracts during the nine months ended November 30, 2014.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue improved 0.5% to 79.5% for the nine months ended November 30, 2014 compared to 80.0% for the nine months ended November 30, 2013. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to the impact of cost reductions over a relatively stable sales base.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $2.6 million, or 7.0% to $34.4 million for the nine months ended November 30, 2014 compared to $37.0 million for the nine months ended November 30, 2013. The decrease was primarily attributable to less depreciation on a smaller depreciable asset base as a result of assets sold within the past year and additional assets becoming fully depreciated, partially offset by the amortization of certain deferred stripping costs of $0.9 million.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.2 million, or 18.5%, to $5.3 million for the nine months ended November 30, 2014 compared to $6.5 million for the nine months ended November 30, 2013. This decrease was attributable to the reductions in force from the Company's restructuring Plan, as well as the cost savings associated with the discontinuation of contributions to certain benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $12.2 million, or 21.7% to $44.1 million for the nine months ended November 30, 2014 compared to $56.3 million for the nine months ended November 30, 2013. The decrease was primarily attributable to benefits from head count reductions and benefit plans, and reduced fees associated with various consultants.

Operating Income

Operating income for our construction materials business increased $6.8 million, or 10.3% to $73.0 million for the nine months ended November 30, 2014 compared to $66.2 million for the nine months ended November 30, 2013. Operating income for aggregates increased $9.3 million, or 26.3% to $44.6 million for the nine months ended November 30, 2014 compared to $35.3 million for the nine months ended November 30, 2013. This increase was due to better pricing, as well as the impact of the cost reduction initiatives. Hot mix asphalt decreased by $3.4 million, or 14.6%, to $19.9 million for the nine months ended November 30, 2014 compared to $23.3 million for the nine months ended November 30, 2013. This decrease was primarily due to the sale of less favorable sales mix as well as reduced volumes in the current period compared to the prior year. Ready mix concrete increased $3.2 million, or 62.7%, to $8.3 million for the nine months ended November 30, 2014 compared to $5.1 million for the nine months ended November 30, 2013, primarily due to increased volumes on a fixed cost base. Operating income associated with precast/prestressed structural concrete, Block and CSC operations decreased by $3.0 million for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Operating income for our heavy/highway construction business decreased $3.0 million to $4.9 million, or 38.0% for the nine months ended November 30, 2014 compared to $7.9 million for the nine months ended November 30, 2013. This decrease was primarily attributable to approximately $3.0 million of unfavorable cost revisions on two significant contracts during the three months ended November 30, 2014.

Operating income for our traffic safety services and equipment businesses increased $2.2 million, or 66.7% to $5.5 million for the nine months ended November 30, 2014 compared to $3.3 million for the nine months ended November 30, 2013.  The increase in profitability is attributable primarily to improvements in cost controls as well as the sale of certain non-performing branches in September 2013.

Interest Expense, net

Net interest expense increased $4.2 million, or 7.3% to $61.5 million for the nine months ended November 30, 2014 compared to $57.3 million for the nine months ended November 30, 2013 due primarily to increased overall indebtedness in the current period and an increase in interest rates.

Income Tax Benefit

The income tax provision for the nine months ended November 30, 2014 and November 30, 2013 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2014 and February 28, 2013, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the nine months ended November 30, 2014 and 2013 were 7.1% and 12.9%, respectively, resulting in tax benefit of $1.4 million and $3.8 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

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

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of November 30, 2014 we had borrowed $12.9 million under the RCA with $64.1 million available compared to $22.4 million under the RCA with $36.5 million available as of February 28, 2014. As of November 30, 2014, we had $2.3 million in cash and cash equivalents and working capital of $155.5 million compared to $23.9 million in cash and cash equivalents and working capital of $134.4 million as of February 28, 2014. Cash balances of $18.5 million and $27.7 million as of November 30, 2014 and February 28, 2014, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. In December, 2013, the Company provided cash collateral of $10.5 million associated with outstanding letters of credit, which was returned during the nine months ended November 30, 2014 as we secured replacement letters of credit under the RCA.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative covenants, of which the Minimum EBITDA covenant and the Capital Expenditure limits, are the primary financial covenants for the next twelve months. Through February 28, 2015, the Company and its subsidiaries must comply with an aggregate Cash Burn covenant, tested on a monthly, cumulative basis, which may not exceed by more than $17.5 million the projected aggregate Cash Burn of the Company and its subsidiaries as shown in the projections provided to the lenders prior to entering into the Credit Facilities. The Cash Burn covenant calculation is based upon EBITDA with certain adjustments related to consultants and financial advisors, severance costs, and certain losses on asset sales as defined in the Credit Facilities. Capital expenditures may not exceed $27.5 million and $40.0 million in our fiscal years 2015 and 2016, respectively. We have included additional information in Note 2. "Risks and Uncertainties" and Note 4. "Long-Term Debt" of the unaudited condensed consolidated financial statements regarding our ability to meet certain operating performance measures and financial covenant requirements. As of November 30, 2014, the Company was in compliance with all of its covenant requirements through that date, and expects to remain in compliance for the next twelve months as applicable.

Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, the Company will lease approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent, which we believe is below market, begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. The Company also sold approximately $0.6 million of inventory, at cost, to the Lessee.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2014 and November 30, 2013.

	Nine Months Ended November 30,
(In thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$(1,071)	$(17,005)
Investing activities	(3,022)	(17,780)
Financing activities	(17,463)	27,325
Cash paid for capital expenditures	(18,761)	(16,912)

As of November 30, 2014, we had approximately $16.7 million of letters of credit outstanding under our $20.0 million facility, and $1.2 million of unsecured letters of credit.

Operating Activities

Net cash used in operating activities improved $15.9 million to $1.1 million for the nine months ended November 30, 2014 compared to net cash used of $17.0 million for the nine months ended November 30, 2013. Cash used in operating activities decreased as a result of better working capital management as well as reduced net loss.

Investing Activities

Net cash used in our investing activities improved $14.8 million to $3.0 million in the nine months ended November 30, 2014 compared to a use of $17.8 million in the nine months ended November 30, 2013. Net cash used in investing activities improved primarily due to the return of cash collateral letters of credit which were replaced with letters of credit under the RCA.

Financing Activities

Net cash from financing activities decreased $44.8 million to a use of $17.5 million in the nine months ended November 30, 2014 compared to $27.3 million provided in the nine months ended November 30, 2013.  The decrease in cash provided by financing activities was primarily due to the repayment of debt and capital lease obligations in fiscal year 2015 of $16.7 million, as compared to net borrowings of $27.3 million in fiscal year 2014.

Capital Expenditures

Cash capital expenditures increased $1.9 million to $18.8 million for the nine months ended November 30, 2014 compared to $16.9 million for the nine months ended November 30, 2013. This increase was a result of higher spending on construction in progress. Total cash capital expenditures are being managed to remain below our capital expenditure covenant limit of $27.5 million.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” to the condensed consolidated financial statements for further information.

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 2.25% and 4.25%. We have outstanding letters of credit of $16.7 million of secured letters of credit under our $20.0 million RCA and $1.2 million of unsecured letters of credit at November 30, 2014, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, the Company will lease approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent, which we believe is below market, begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. The Company also sold approximately $0.6 million of inventory, at cost, to the Lessee.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	material weaknesses and significant deficiencies in our internal control over financial reporting;

•	risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•	declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

•	our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•	a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	the potential for our lender to modify the terms of our asset-based loan facility;

•	the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn;

•	the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014; and

•	our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of November 30, 2014, we have $12.9 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.8 million change in our annual interest expense in total on the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. As of this filing, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015. We have completed the related internal control design and implementation activities that include financial statement analytical review and disclosure review. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controllers, Internal Audit Director and Internal Audit resources and we have appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. These areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources. Despite these improvements, the Chief Information Officer position continues to be vacant and we have lost additional Information Technology resources. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we developed and implemented policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of GAAP for business transactions for fiscal year 2014. We continue to assess the need for additional policies and procedures based on business needs and changes. In addition, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. To augment the policies and procedures and provide additional structure, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015. We will continue our remediation efforts during the remainder of fiscal year 2015.

We did not maintain effective monitoring of controls:

•
We did not maintain effective monitoring of controls in areas related to revenue recognition and contracts. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls which was identified as a material weakness during the 2012 fiscal year end financial reporting process by management and its independent auditors.

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a system of ongoing monitoring that includes the reporting of control deficiencies. We have also implemented a series of management reports to augment our analytical review processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, numerous review and approval controls in these areas, and an internal control certification by business process owners. Further, we have continued to monitor certain controls as we have completed our testing of internal control effectiveness. Remediation of this material weakness is expected to be complete before fiscal year-end 2015.

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

As part of our remediation efforts, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. Although we have attempted to hire new information technology personnel including a Chief Information Officer, who are responsible for assisting with information technology general controls remediation, we have not been successful in recruiting such personnel. We have also experienced turnover in existing IT personnel. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. As of this filing, all locations are operating on the new ERP As mentioned previously, we have not been successful in hiring new information technology personnel including a Chief Information Officer and have experienced turnover in IT personnel. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

As part of our remediation efforts, we have continued to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We are evaluating segregation of duties and have designed information technology general controls which we have begun to implement. The loss of IT personnel and our in ability to hire a Chief Information Officer has delayed our remediation efforts in fiscal year 2015.

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

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools as of the first quarter of fiscal year 2014. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Despite these efforts, we have made significant accounting adjustments associated with contracts during the third quarter. We will continue our remediation efforts during the remainder of fiscal year 2015.

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

We have implemented a monthly physical inventory observation procedure at certain locations in lieu of a failed perpetual system. We have created system reports to provide inventory information at our Traffic Safety locations to identify and assess lower of cost or market and obsolete inventory issues. Additionally, we have contracted for third party physical inventory observations to be performed at our quarry locations twice a year. We have completed our testing of internal control effectiveness and, based on the results, we believe we no longer have a material weakness as of the third quarter ended fiscal year 2015.

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

We implemented specialized software that is used to track and analyze these expenses and created a formal review of asset retirement obligations related activity. We have completed our testing of internal control effectiveness and, based on the results, we believe we no longer have a material weakness as of the end of the third quarter 2015.

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the period ended November 30, 2014, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

We believe the following material weaknesses have been addressed as of the third quarter ended November 30, 2014:

•
We implemented controls over the completeness and accuracy of our accounting estimates related to inventory reserves. Specifically, we designed and maintained effective controls with respect to the review and analysis of excess and obsolete inventory and lower of cost or market considerations. We have created system reports to provide inventory information at our Traffic Safety locations to identify and assess lower of cost or market and obsolete inventory issues.

•
We implemented controls over the estimation process related to changes in asset retirement obligations and related activity. Specifically, we designed and maintained effective controls to ensure that changes in asset retirement obligations were properly estimated and recorded timely on our books. This was accomplished through the implementation of specialized software that is used to track and analyze these expenses and creation of a formal review of asset retirement obligations related activity.

As it relates to changes in internal control, we have re-aligned the company on a regional/product line basis and restructured our accounting and certain administrative functions. These changes may not yield the anticipated efficiencies and may result in a loss of key personnel, which could materially impact our control environment. We continue to perform monitoring procedures to ensure material weaknesses are identified, reported and remediated, as applicable, on a timely basis.
Finally, we have implemented an Internal Control Committee comprised of the Chief Financial Officer, Chief Accounting Officer, Director of Internal Audit and Sarbanes-Oxley Compliance Coordinator. The purpose of this Committee is to provide oversight regarding the control structure across the organization and material weakness remediation plans.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in the Form 10-K, as amended, including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  The risks described in our Form 10-K have not materially changed, other than as indicated below.

Our new regional/product line alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel.

In August of 2013, we announced a major change in the structure of our business, consolidating our divisions to four regions and subsequently three regions or product lines. We have taken steps to consolidate the operations, sales, accounting, human resources, and geologic services functions. This consolidation is expected to reduce the cost of overhead support functions going forward. The administrative efficiencies which we believe will result from the consolidation may not be realized to the extent anticipated thereby reducing the operating income benefit. Additionally, key personnel may decide not to relocate and employees affected by the consolidation may leave us due to uncertainty prior to completing the transition efforts, which may slow the restructuring process and increase its cost.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1	New Enterprise Stone & Lime Co., Inc., Incentive Compensation Guidelines (incorporated by reference from the Company's current report on Form 8-K filed on September 3, 2014).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: January 12, 2015	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	New Enterprise Stone & Lime Co., Inc., Incentive Compensation Guidelines (incorporated by reference from the Company's current report on Form 8-K filed on September 3, 2014).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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