Form 10-K
period 2015-02-28
New Enterprise Stone & Lime Co., Inc.
filed 2015-05-18
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of February 28, 2015, there was no established public market for the registrant’s Class A Voting and Class B Non-Voting Common Stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of May 18, 2015, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our period ended February 28, 2015 (“fiscal year 2015”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	our substantial debt and the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness thereunder;

•	impact of our credit rating on our cost of capital and ability to refinance;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	rising costs of healthcare;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrating them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	our ability to permit additional reserves in select locations;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn;

•	our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel; and

•	the other factors discussed in the section of this Annual Report on Form 10-K titled “Item 1A—Risk Factors.”

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

PART I
Item 1.                                    BUSINESS.

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 10 crushed stone producers based on tonnage of crushed stone produced and one of the top 50 transportation contractors based on revenues in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised of: aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; and ready mixed concrete production. Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in the fiscal year ended February 28, 2015 approximately 50% to 55% of our revenue was derived from public sector end-use markets and 45% to 50% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

Through four generations of family management, we have grown both organically and by acquisitions and operate, own or lease, 57 quarries and sand deposits (42 active), 30 hot mix asphalt plants, 16 fixed and portable ready mixed concrete plants, three lime distribution centers and two construction supply centers. Our traffic safety services and equipment business operates five manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record.

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

Pennsylvania, which was the third largest producer of construction aggregates and the sixth largest producer of concrete in the United States in 2014, is located between the major consumer markets of the eastern United States and the large agricultural and industrial regions of the Midwestern United States, with an extensive and heavily utilized interstate system connecting the two. In addition, the commonwealth has a widely dispersed and dense rural population that has approximately 120,000 miles of paved roads throughout the commonwealth that must be maintained on a regular basis. A high percentage of the commonwealth’s roads are built in frost susceptible areas which, when subject to the typical freeze-thaw cycles of Pennsylvania’s climate, create excess pavement stresses, deformation and surface degradation, all requiring road maintenance.

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

The level of state spending on infrastructure varies across the United States and depends on the needs and economies of individual states. However, a large part of any state’s public expenditure on transportation infrastructure is a factor of the amount of federal funds it receives for such purposes. During its fiscal year ended June 30, 2014, PennDOT spent approximately $6.8 billion on transportation projects and administration. In addition, the Pennsylvania Turnpike Commission, the roads of which are located near many of our facilities, receives toll revenue less susceptible to variations in state funding which it utilizes for its maintenance and construction operations. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2015 is $6.5 billion, approximately 85% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system. The New York Thruway, also in our market area, is a toll road with dedicated funding outside of the New York Department of Transportation.

On November 25, 2013, Governor Tom Corbett signed into law the Senate Bill 89 (the "Transportation Bill") which we believe is one of the most significant transportation funding package the Commonwealth of Pennsylvania has enacted in recent times. In summary, the Transportation Bill provides $2.3 billion of funding per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. Of this amount, $1.65 billion per year is earmarked for highways and bridges by 2017, with an additional $220 million per year for local government highway and bridge projects. The monies to fund this program are already being collected as increases in user fees went into effect on January 1, 2014.

We are continuing to analyze how the new law will impact the highway construction industry, and many of the decisions regarding future letting schedules and specific project selections have yet to be determined and finalized. Because the amounts available increase over the course of the next several years, we expect this to be an ongoing process as PennDOT evaluates what additional projects they can move off the drawing board into construction. As a direct result of the Transportation Bill, PennDOT increased their letting from approximately $1.7 billion in 2013 to $2.8 billion in 2014, and expect 2015's lettings to total at least $2.4 billion.

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

United States housing starts began to increase modestly in 2010 and 2011, with an approximate 6% and 4%, increase, respectively, and then increased significantly at a rate of 28%, 18% and 8.5%, in 2012, 2013 and 2014, respectively, according to the National Association of Homebuilders. The housing starts in the Pennsylvania market in which we operate had a similar decline and rebound. We believe lower home prices and attractive mortgage interest rates are positive factors that should continue to impact single-family housing construction.

Consistent with past cycles of private sector construction, private non-residential construction favorably strengthened in 2014 and 2015. By June 2014, contract awards for non-residential construction had increased approximately 95% from its lowest point in February 2013, and continued to grow through 2014.

Our Competitive Strengths

The following characteristics provide us with competitive advantages relative to others that operate in our markets. While our competitors may possess one or more of these strengths, we believe we are a leader in our markets because of our full complement of these attributes. Our strengths include:

Leading Market Positions

We are one of the top 10 crushed stone producers based on tonnage of crushed stone produced and one of the top 50 largest transportation contractors based on revenues in the United States, according to industry surveys. These leading market positions are driven by our regionally focused operational footprint, which facilitates efficient, low-cost product delivery and responsiveness to customer demands, which are essential to maintaining existing customers and securing new business.

Vertically Integrated Business Model

We generate revenue across a spectrum of related products and services. We are able to mine our quarries to extract aggregates that we use to produce ready mixed concrete and hot mix asphalt materials, which may be utilized by our heavy/highway construction business to service our customers. Our vertically integrated business model enables us to operate as a single source provider of materials and construction capabilities, creating economic, convenience and reliability advantages for our customers, while at the same time creating significant cross-marketing opportunities among our interrelated businesses. Our vertical integration model, combined with the breadth of our construction materials offerings, enhances our position as a construction materials supplier and as a bidder on complex multi-discipline construction projects. In instances where we may not win a local construction contract, for example, we may often serve as a subcontractor or significant supplier to the winning bidder, creating additional revenue opportunities.

Favorable Market Fundamentals

We work extensively for PennDOT and other governmental entities within Pennsylvania which are responsible for the commonwealth’s roads and highways. Pennsylvania’s diversified economy is heavily reliant on the commonwealth’s approximately 120,000 miles of interstate, state and local roads, and approximately 32,000 commonwealth and local bridges. Pennsylvania has the nation’s sixth largest gross state product and the nation’s eleventh largest road network, which serves as a critical highway transportation route connecting Midwestern manufacturing centers and the northeast corridor. The Pennsylvania State Transportation Advisory Committee, in its most recent study, identified over $3.5 billion of annual unmet state and local highway and bridge funding needs in excess of currently available funding levels. In a 2013 Pennsylvania Senate Transportation Committee Report, approximately 25% of the commonwealth owned roads were rated poor and 16% and 34% of the commonwealth and local owned bridges, respectively, were rated structurally deficient.  In November 2013, Governor Corbett signed into law the Transportation Bill which provides $2.3 billion per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. The market for highway and bridge construction in Pennsylvania is favorably impacted by this new commonwealth legislation. We believe our construction materials locations, understanding of various specifications, project management and skilled labor position us to take advantage of these favorable dynamics and enable us to provide competitive bids on most public sector projects in Pennsylvania.

Substantial Reserve Life

We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves.

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

Experienced and Dedicated Management Team
Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul Detwiler, Jr., and our Vice Chairman, Donald Detwiler, have spent their entire careers working at NESL (56 and 49 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul Detwiler, III and Jeffrey Detwiler, hold senior management positions, with Paul Detwiler, III serving on our Board of Directors, our Executive Committee, and as our Chief Executive Officer and President, having joined us in 1981. Robert J. Schmidt began with us in September 2014 and was appointed as our Chief Operating Officer in April 2015. Mr. Schmidt has almost thirty years' experience as a senior executive in the construction materials industry. Albert Stone became our Chief Financial Officer on March 22, 2013. Mr. Stone has been in the aggregates and heavy/highway construction business since 1985. Our senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our segments and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in over 20 years.

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

Maintain a Competitive Position in Our Markets

We are competitive in the areas we serve due to our extensive network of quarries and related operations that facilitate efficient distribution throughout our geographical market area. We believe that our vertically integrated model, including our network of operational facilities, as well as our tightly managed costs, project management, safety and educational training, technological improvements and value engineering focus helps us achieve our low-cost position. We continuously work to exploit new technologies, such as implementing improved global positioning systems to monitor truck delivery activity and increase precision in construction projects. These technological improvements, coupled with our comprehensive employee training program and health and safety training programs and policies, allow us to make optimal use of our employees and equipment, operate safely and lower our insurance claims. Our extensive operating experience allows us to identify value engineering opportunities on certain projects, allowing us to propose enhancements to project specifications which we believe save our customers money and enhance our profitability. The mechanics of the “sealed bid” process that govern many of our contract awards require that we submit a bid that is low enough to win the business, but also includes a margin sufficient to maintain profitability. We will continue to manage our business aggressively to minimize costs to ensure that we are positioned to continue to win competitive, profitable new business in our markets.

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

Drive Profitable Growth Through Reinvestment

Through over 90 years of operations, we have developed significant experience and expertise in identifying and executing new growth opportunities. We expect to continue to enhance our overall competitive position and customer base by reinvesting in our business. We also anticipate that we will leverage our experience to develop more greenfield quarry locations within or adjacent to our current markets.

Our Industry

Our core construction materials, heavy/highway construction and traffic safety services and equipment businesses are organized to deliver customers products and services from several interrelated industry sectors:

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

Transportation infrastructure projects represent a substantial portion of the overall U.S. infrastructure market. These projects are driven by both state and federal funding programs. During 2012, the U.S. Congress passed a two year funding bill, Moving Ahead for Progress, or MAP-21, which provided relatively flat infrastructure funding for Pennsylvania as compared to the previous federal allocation. This bill was extended in 2014 through May 2015. With approximately 120,000 miles of interstate, state and local roads and approximately 32,000 state and local bridges, Pennsylvania currently has the fifth largest allocation of the Federal Highway Trust Fund budget, receiving approximately $1.6 billion annually.

In addition to federal funding, highway construction and maintenance funding is also available through state agencies. In Pennsylvania, new highway and bridge construction and maintenance is coordinated by PennDOT. During its fiscal year ended June 30, 2014, PennDOT spent approximately $6.8 billion on transportation projects and administration. Typically the federal government funds a portion of PennDOT’s annual budget, while Pennsylvania funds the balance through the Motor License Fund ("MLF"). MLF funds are mandated per the state constitution to fund expenditures on highways and bridges and may not be reallocated to other state funding needs in the annual budgeting process. The Pennsylvania Turnpike Commission has a budget that is currently separate from PennDOT. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2015 was $6.5 billion, approximately 85% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system.

In 2013, Governor Tom Corbett signed into law Act 89, also known as the Transportation Bill, which we believe is one of the most significant transportation funding packages the Commonwealth of Pennsylvania has enacted in recent times. In summary, the Transportation Bill provides an additional $2.3 billion per year by fiscal year 2017/2018, for the Commonwealth's highway, bridge, public transit and local government's infrastructure. The Transportation Bill has provided for an additional $800 million in the commonwealth's road and bridge system, paying for 1,600 miles of road paving and 83 bridge improvements in 2014. By 2018, the Transportation Bill will enable the commonwealth to generate an additional $1.3 billion a year to be used for state road and bridge improvement projects, in addition to the $1.5 billion of federal funding provided in the Bill. Transportation state and federal funding for Pennsylvania road and bridge improvements for fiscal year 2014-2015 is $4.4 billion.

PennDOT and the Pennsylvania Turnpike Commission have historically provided consistent demand for construction materials and projects in our markets. In addition, we also bid on purchase order contracts for hot mix asphalt and aggregates supplied directly to PennDOT maintenance districts and municipalities.

Construction Materials

Aggregates

The aggregates industry generated over $20.3 billion in sales through the production and shipment of 2.2 billion metric tons in 2014 in the United States, according to the United States Geological Survey, which we refer to as USGS. Aggregates include materials such as gravel, crushed stone, limestone and sand, which are primarily incorporated into construction materials, such as hot mix asphalt, cement and ready mixed concrete. Aggregates are also used for various applications and products, such as railroad ballast, filtration, roofing granules and in solutions for snow and ice control. The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone valued at $12.8 billion in 2014 in the United States.

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

The demand for aggregates is a function of several factors, including transportation infrastructure spending and changes in population density. In the past few years, the recession in the United States has led to a decrease in overall private construction activity. Despite the increase in federal stimulus spending, public construction activity has also suffered a decline over this period. Crushed stone production was about 1.26 billion tons in 2014, an increase of 5% compared with that of 2013. Apparent consumption also increased to about 1.31 billion tons. Demand for crushed stone was slightly higher in 2014 because of record demand in the third quarter of the year which offset the slowdown in activity that some of the principal construction markets had experienced during the previous four quarters. Long-term increases in construction aggregates demand will be influenced by activity in the public and private construction sectors, as well as by construction work related to security measures being implemented around the nation. The underlying factors that would support a rise in prices of crushed stone are expected to be present in 2015, especially in and near metropolitan areas. The crushed stone industry continues to be concerned with environmental, health, and safety regulations. Shortages of crushed stone in some urban and industrialized areas are expected to continue to increase owing to local zoning regulations and land-development alternatives. These issues are expected to continue and to cause new crushed stone quarries to be located away from large population centers. The estimated total annual production for consumption of construction aggregates in 2014 increased, compared with that of 2013, in 34 of the 43 States for which estimates were made. The five leading states, in descending order of total annual output for 2014, were Texas, California, Pennsylvania, Ohio, and Illinois. Their combined total annual output was 638 Mt, an estimated increase of a little greater than 11% when compared with that of 2013. With U.S. economic activity slowly improving, construction sand and gravel output for 2014 increased about 8% compared with that of 2013. Construction spending in the United States for the first ten months of 2014 increased by about 3% compared to the same period in 2013. Growth in housing starts in 2014 is increasing demand for construction sand and gravel in many states. Growth was also seen in some nonresidential construction, especially within the sectors of communications, power generation, and non-highway transportation.

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

Ready Mixed Concrete

Demand for ready mixed concrete is driven by its highly versatile end use applications. The ready mixed concrete industry generated approximately $30 billion in sales in 2014, according to the National Ready Mixed Concrete Association. Ready mixed concrete is created through the combination of coarse and fine aggregates with water, various chemical admixtures and cement. Given the high weight-to-value ratio, delivery of ready mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 - minute window in which newly mixed concrete must be poured to maintain quality and desired performance characteristics. Most industry participants produce ready mixed concrete in batch plants and use concrete mixer trucks to deliver the concrete to customers’ job sites. Ready mixed concrete, which is poured in place at a construction site, can compete with other precast concrete products and concrete masonry block products.

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

Heavy/Highway Construction

Heavy/highway construction businesses provide a broad range of transportation and site preparation construction services, including grading and drainage, building bridge structures and concrete and blacktop paving services. While we provide services for a range of projects from driveway construction to the construction of new interstate highways, our business is primarily focused on structures, road construction and maintenance and blacktop/concrete paving. We focus on contracts that maximize the pull through on construction materials. In general, the highway construction industry’s growth rate is directly related to federal and state transportation agencies’ funding of road, highway and bridge maintenance and construction. While public sector spending for highway construction has increased over the past two years, primarily as a result of federal stimulus money released under the American Recovery and Reinvestment Act, the simultaneous decrease in private sector spending has resulted in a contraction of the overall market. In Pennsylvania, public spending on third-party highway construction in 2014 was approximately $2.6 billion, up from $1.7 billion in 2013, due to reallocation of funds by the state that shifted funds from certain other existing projects. Public spending on third-party highway construction for 2015 is budgeted at approximately $2.6 billion.

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

In the Pennsylvania Transportation Advisory Committee's most recent Transportation Funding Study, it concluded that Pennsylvania needs to invest an additional $3.5 billion annually from federal, state and local sources, which investment must grow with inflation, if Pennsylvania is going to upgrade its infrastructure and maintain it in a state of good repair. The recommended funding needs for highways and bridge construction and maintenance in the study for 2010 were $2.6 billion in additional funds for state-owned facilities and $432 million for local government projects. To address these needs, the Governor appointed the Transportation Funding Advisory Committee, or TFAC, in 2011.  TFAC provided a final recommendation in its report dated August 2011 that is a partial solution to the $3.5 billion annual shortfall by developing additions to the existing revenue stream equal to $2.5 billion annually. The majority of the income comes by incrementally increasing the cap on the state’s Oil Company Franchise Tax.

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

Construction Materials

We are a leading provider of construction materials in Pennsylvania and western New York. Our construction materials operations are comprised of aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; ready mixed concrete production; and the production of concrete products, including precast/prestressed structural concrete components and masonry blocks, both of which we wound down during the fiscal year ended February 28, 2015. We also operate transportation facilities complete with deep water port facilities for bulk cargo storage, railroad transportation and other transportation and distribution at the Port of Buffalo.

Our largest construction materials customer is our heavy/highway construction operations which are almost wholly supplied with our construction materials.  Additionally, our largest external customer is PennDOT.

Our Aggregate Operations

Aggregate Products

We mine limestone, sandstone, dolomite, clay, gravel, white quartzite and other natural resources from 42 active quarries and sand deposits throughout Pennsylvania and western New York. These raw materials are then used in our downstream products. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.  According to the USGS, we were the tenth largest crushed stone producer in the United States in 2014.

Once extracted, the minerals are processed and/or crushed on site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used in ready mixed concrete, hot mix asphalt, the construction of road base for highways, ditch and pipe bedding, drainage channels, retaining walls and backfill. Our crushed stone almost wholly supplies our vertically integrated products. Our sand products are used in the production of masonry grout, ready mixed concrete and hot mix asphalt as well as sand traps on golf courses, baseball fields and landfill cover. Pulverized limestone is primarily used as an absorbent for sulfur dioxide gases in power generation. Farmers use agricultural lime to reduce the acidity level in soil and enhance crop growth.

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

Aggregate Reserves
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 127 years at current production levels. See “Item 2 - Properties.”

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

Aggregate Competition
Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing over 10,000 operations during 2014, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by extending their existing market positions.

Lehigh Hanson Building Materials America, PLC (a unit of Heidelberg Cement Group), Oldcastle, Inc., Glenn O. Hawbaker, Inc., and Lafarge Corporation are our largest aggregate producer competitors across all of our market areas.

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

As part of our vertically integrated structure, we operate, own or lease 30 hot mix asphalt plants and multiple blacktop paving crews.

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

The preparation and placement of the hot mix asphalt is also a major cost. Most of our hot mix asphalt operations operate paving crews. The management of these crews is regionalized and is typically located near a plant. We operate multiple blacktop paving crews throughout Pennsylvania, Maryland and West Virginia. In addition to paving crews, each hot mix asphalt operation also operates a number of grading/preparation crews. Depending on project size, we will hire subcontractors or, in certain cases, will utilize our heavy/highway construction division to prepare a site for paving.

We also generate revenue by selling material freight on board from a plant or quarry. On many Pennsylvania highway projects, we will quote hot mix asphalt freight on board, or in place to the competition, as well as bid a project directly as the prime contractor.

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

There are approximately 4,000 asphalt plants in the United States, and in each year these plants collectively product approximately 500 million tons of asphalt pavement material.

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

We operate 16 fixed and portable ready mixed concrete plants for highway paving and bridge construction.

Each plant’s capacity is determined, to a large degree, by the local plants production capacity and the number of ready mixed concrete trucks dispatched out of each location. However, trucks can be re-routed to accommodate demand fluctuations at a given plant. Currently, we operate a fleet of approximately 185 ready mixed concrete trucks.

Ready Mixed Concrete Markets

Due to the finite time before concrete hardens, our market area is limited to an approximate one-hour hauling radius around a plant. Portable ready mixed concrete plants allow for an extended marketing area, but are only cost effective for larger projects in excess of 5,000 cubic yards. Our ready mixed concrete customers are generally located within Pennsylvania, northern Maryland and western New York. One of our largest ready mixed concrete customers was our precast concrete products division, which we have leased to MacInnis Group, LLC, a related party, and is operating as PennStress in Roaring Spring, PA (see "Item 13, Certain Relationships and Related Transactions and Director Independence - Related Party Transactions").

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

Our Heavy/Highway Construction Operations

Heavy/Highway Construction

Our heavy/highway operations are separated into two basic categories: (i) large heavy/highway projects, which are typically complex roadway and bridge rehabilitation or new construction projects that incorporate all or most of our construction operation disciplines, including grading, drainage, paving, structure work and civil engineering and project management, and (ii) private and non-residential blacktop paving projects or small- and mid-size maintenance projects, which are typically less complex roadway and bridge rehabilitation projects and involve minor bridgework, roadway patching and blacktop paving. In addition, we also provide gas and fiber optic line installation and repair services. These combined operations made us one of the top 50 largest transportation contractors in the United States, according to a survey of contractors and design firms published by the Engineering News Record in September 2014.

Heavy/highway projects are managed by our contract division located at our New Enterprise, Pennsylvania headquarters. This division manages projects across the state ranging in size up to $110.0 million.  This division typically manages 15 to 25 projects at any given time. Our seasoned contract division management team is comprised of project managers, estimators, production supervisors and field superintendents and foremen. These projects may or may not be located near our construction material locations. The construction teams operate competitively both with our construction materials as well as with materials purchased from third parties when the projects are not within the economic reach of our construction materials production facilities. We focus on projects that provide the greatest vertical integration.

Our blacktop paving and maintenance projects are located within the economic shipping radius of our hot mix asphalt plants and quarries as they are generally very highly construction materials dependent projects. These projects include driveways, parking lots, race tracks and roadways and are typically one construction season in duration, although some of the larger projects may span two seasons. Our blacktop paving and maintenance projects are all bid and managed across our markets through our regional offices. These operations manage projects in their localities, ranging in size from tens of thousands of dollars to upwards of several million dollars. The largest and most construction materials intense projects can exceed $10.0 million. Collectively, there are hundreds of projects per year ranging from driveways to large maintenance projects that we perform. The number of these projects for governmental agencies typically ranges from 50 to 100 per year. Management teams for these projects generally consist of salesmen, production supervisors, estimators and field foremen.

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

Heavy/Highway Construction Sales and Marketing

All public work is awarded in a “sealed bid.” Estimators and engineers review the work to be performed and estimate the cost to complete the project. On heavy/highway construction projects, a designated team of takeoff estimators, estimators, and project managers, develop the estimate. The majority of our estimators are also project managers, which allows for greater accuracy in estimating crew sizes and production capabilities. Typically, each project has approximately four to eight bidders.

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
Our manufacturing and assembly facilities located in Philadelphia, PA, Lake City, FL, St. Charles, IL, New Castle, DE and Garland, TX produce traffic cones, barricades, temporary and permanent signs, message boards, monitors, lighting, CHIPS and solar assisted devices. We use a variety of materials suppliers in various geographic areas and we are not dependent on any one or small group of suppliers.
We purchase products from third party manufacturers such as plastic drums, channelizers, sign posts and stands, attenuators, reflective materials and other resale items and resell them to a network of independent distributors. A third party manufactures the barrels and channelizers and the reflective striping is applied at our facilities. The channelizers are produced by a third party vendor on a verbal contract or on a purchase order basis. The attenuators are manufactured by third parties in Morgan Valley, Utah, Somerset, Pennsylvania and Fort Worth, Texas. We are not dependent on any one supplier for our purchased products with competitive options for sources of products. No single supplier accounted for more than 5% of total external purchases for our products.
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

As of February 28, 2015, we had 22 branch offices and sub-offices in the eastern United States. Each location varies slightly in the services they provide so as to best compete in the local market. Generally all regions sell products and install traffic patterns or rent equipment to contractors so they can set their own traffic patterns. Branch offices are overseen by three regional managers who report to our Harrisburg, Pennsylvania office.

For traffic safety services, we compete with many local maintenance and traffic protection contractors, many of which are small businesses or minority-owned firms that get bidding preference through various government programs.

Other Operations

We operate several additional non-core businesses, including port operations, clay fillers and retail construction supply sales.

Gateway Trade Center

We operate the Port of Buffalo under the trade name Gateway Trade Center, Inc. The port is comprised of an approximately 3,900-foot long shipping canal with a depth of approximately 27 feet and approximately 71 acres of storage. The primary product through the port is de-icing salt, which is unloaded in the summer and fall and stored at the port until it is used throughout the winter. Other materials that are unloaded and transported to their final destination include: limestone, coal, coke, steel and specialty products.

Construction Supply Centers

We operate two construction supply centers in Pennsylvania, which sell retail construction supplies to contractors and homeowners. The four primary product lines sold are masonry, grading and drainage, small tools and rentals and highway contractor supplies.

Bonding

We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts as well as for various regulatory requirements. We obtain bonding for highway work, any bonding required for certain blacktop paving projects, workers compensation in the Commonwealth of Pennsylvania, reclamation bonds for quarries and other miscellaneous bonds. Our ability to obtain surety bonds depends upon our working capital, financial performance, past performance on projects, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. We use multiple surety providers to provide our surety bonding program. Additionally, in order to better manage the fluctuations in the surety market, we may utilize a co-surety structure on certain projects.  Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to manage our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future.  See “Item 1A. Risk Factors.”

Construction Backlog

Backlog is our estimate of the revenue that we expect to earn in future periods on projects performed by our heavy construction civil business.  We generally include a project in our contract backlog at the time a contract is awarded.  At February 28, 2015, our backlog was $245.3 million, as compared to $234.8 million at February 28, 2014.

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

Employment
At February 28, 2015, we had approximately 2,500 employees of which approximately 15% are full time salary employees and approximately 85% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

At February 28, 2015, approximately 24% of our total hourly employees were union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 28, 2015:

Union	Contract Status	Number of Employees
New Enterprise Stone & Lime Co., Inc.

The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Local 110 and 453. Select quarries, hot mix asphalt and ready mixed concrete plants	Expires April 30, 2017.	262

Truck Drivers Local Union No. 449, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America	Expired June 30, 2014. Negotiations in progress.	3

International Union of Operating Engineers—Local 17	Como Park contract expired March 31, 2015 (Negotiations in progress), Franklinville contract expires March 31, 2016, Gateway contract expires June 30, 2017 and ABC Paving contract expires June 30, 2015.	36

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Wehrle Drive and Barton Road contract expires May 31, 2015. Negotiations in progress.	35

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	Olean and Como blacktop and quarry contract expired May 15, 2015. Negotiations in progress.	22

International Brotherhood of Electrical Workers and Northeastern Line Constructors Chapter, NECA	Expired December 31, 2014. Contract under consignatory agreement.	28

Laborers International Union of North America Upstate New York Laborers District Council No. 210	Expires March 31, 2017.	6

Kutztown & Oley Quarries, United Steelworkers	Expired May 31, 2014. Contract currently under negotiations.	13

Oley Quarries, United Steelworkers	Expired May 31, 2014. Plant idled.	9

Little Gap, Whitehall, Ormrod and Nazareth Quarries, Teamster	Expired December 31, 2014. Negotiations in progress.	25

Kutztown, Wescosville, Ormrod and Bethlehem Blacktop, Teamster	Expires January 31, 2016.	9

Service Division and Eastern Trucking, Teamster	Expired May 31, 2014. Contract currently under negotiations.	20

Elco-Hausman Construction, International Union of Operating Engineers Local Union 542	Expired April 30, 2014. Contract currently consignatory agreement.	5

Elco-Hausman Construction, Teamsters Local 773	Expired May 31, 2014. Contract currently under negotiations.	3

Elco-Hausman Construction, Laborers Local 158	Expires April 30, 2016.	2

Clifford, Towanda, Sheshequin and Towanda (concrete, Block and Delivery), Unaffiliated Company Collective Bargaining Unit	Expires December 31, 2015.	33

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

We are frequently required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamations are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in non-residential or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability. As of February 28, 2015, we have accrued approximately $18.8 million to cover our reclamation obligations.

Worker Health and Safety

Our operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Mine Safety and Health Administration and the Occupational Safety and Health Administration, which are likely to become stricter in the future. Failure to comply with these requirements can result in fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe we are in substantial compliance with such requirements but cannot guarantee that violations will not occur which could result in significant costs. We conduct approximately 16,000 hours of annual Mine Safety and Health Administration and Occupational Safety and Health Administration training sessions, as well as weekly tool box talks. In addition, we have safety professionals on staff, as well as a corporate risk manager.

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

Although we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. Our Pennsylvania workers compensation claims are self-insured for up to $1.0 million per occurrence. We maintain a wholly-owned captive insurance company, Rock Solid Insurance Company, which we refer to as RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto liability and property coverage. Our automobile and general liability policies are currently fully insured in the primary layer, the first $5.0 million, through a deductible reimbursement program with one of our insurance carriers and our subsidiary, RSIC.  Including the workers’ compensation (non-Pennsylvania employees), the RSIC casualty program provides insurance for a maximum annual aggregated loss for $8.8 million and has a multi-coverage clash protection for $1.5 million per occurrence. We are liable for up to $0.3 million per year per member for health care claims and RSIC is responsible for amounts in excess of our $0.3 million deductible up to $1.0 million for each health care claim, with coverage from insurance carriers after the $1.0 million retention. We are responsible for the first $0.3 million for each property claim and RSIC is responsible for amounts in excess of our $0.3 million deductible up to the first $2.0 million of every property claim.  Our property insurance coverage then carries a $15.0 million limit per occurrence. Our pollution liability coverage is a three year program with an aggregate $15.0 million limit (policy aggregate of $30.0 million) and a $1.0 million deductible. RSIC is subject to the insurance rules and regulations of the state of South Carolina. The premiums paid annually to RSIC from the Company are determined by a third-party actuary.

In addition to the $5.0 million primary insurance coverage, we have an additional $95.0 million of insurance coverage, which is insured by several non-affiliated insurance companies.

Item 1A.                           RISK FACTORS.

Risks Related to Our Business and Industry

Our business depends on activity within the construction industry.

We sell most of our construction materials and traffic safety equipment, and provide all of our heavy/highway construction services, to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the non-residential and residential construction markets, could remain weak and continue to fall if companies and consumers continue to struggle to obtain credit for construction projects or if the slow pace of economic activity continues to delay or cancel capital projects. State and federal budget issues continue to hurt the funding available for infrastructure spending, particularly heavy/highway construction and traffic safety, which constitute a significant portion of our business. Many states, including Pennsylvania, had reduced their construction spending because of budget shortfalls caused by lower tax revenues and uncertainty relating to long-term federal highway funding. There has been a reduction in many states’ investment in highway maintenance. These factors resulted in flat sales during the fiscal year ended February 28, 2015, which, combined with a decline in pricing in many of our business units, continues to hurt our business. Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction remain low in our top revenue-generating markets of Pennsylvania and western New York, our business and results of operations continue to be materially adversely affected and there is no assurance that this will not continue to affect our business in the future.

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

A significant portion of our revenue is generated from publicly funded construction projects. If, because of reduced federal or state funding or otherwise, spending on publicly funded construction continues to remain low, our earnings and cash flows will remain negatively affected.  In 2012, the U.S. Congress passed a two year funding bill, Moving Ahead for Progress, or MAP-21, which provides relatively flat infrastructure funding for Pennsylvania as compared to the previous federal allocation. This bill was extended in 2014, through May 2015. The lack of a long term bill increases the uncertainty of many state departments regarding funding for highway projects. This uncertainty could result in federal, state or local governing bodies being reluctant to undertake large projects which could, in turn, negatively affect our revenues.

As a result of the foregoing, we cannot be assured of or predict the existence, amount and timing of appropriations for spending on federal, state or local projects. The federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending have in the past hurt, and we anticipate in the immediate future will continue to hurt, our business because a significant portion of our business is dependent on state infrastructure spending.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facilities or from other sources in an amount sufficient to pay our debt or to fund our other liquidity needs and/or to comply with our financial and nonfinancial covenants. If we are unable to generate sufficient cash flow to meet our debt service requirements and/or to comply with our financial and nonfinancial covenants, we may have to renegotiate the terms of our indebtedness and obtain additional financing. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing on commercially reasonable terms or at all. Adverse changes in the availability and cost of capital, interest rates, tax rates or regulations in the jurisdiction in which we operate may affect our ability to pay our debt. If we were unable to meet our debt service requirements or obtain new financing under these circumstances, we would have to consider other options, such as the sales of certain assets, sales of equity, and negotiations with our lenders to restructure our debt. The terms of our indebtedness may restrict, or market or business conditions may limit, our ability to do any or all of these things.

We have substantial debt and a default may result in an acceleration of our indebtedness.

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

Occasionally, major weather events such as hurricanes, tropical storms and heavy snows with quick rainy melts adversely affect revenues in the short term.

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

As of February 28, 2015, labor unions represent approximately 24% of our total hourly employees. Our collective bargaining agreements for employees generally expire between 2014 and 2017. Although we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our business, raise costs, and reduce revenues and earnings from the affected locations.

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

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the fiscal years ended February 28, 2015 and February 28, 2014 and have a history of material weaknesses and significant deficiencies in our internal control in prior years as well. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to maintain and complete the testing of our documentation related to our control policies, procedures and systems, we may fail to comply in the future with our SEC reporting obligations, including the requirement to provide management’s assessment of our internal control on financial reporting.

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

On February 12, 2014, we entered into the Credit Facilities. The Credit Facilities contain certain financial maintenance and other covenants, including the delivery of financial statements. In the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and our $265.0 million 13% senior secured notes due 2018 (the “Secured Notes”). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that we would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require us to restructure or alter our operations and capital structure.

If we fail to remediate any material weakness, maintain effective internal control over our financial reporting or comply with the federal securities rules and regulations applicable to us, including our SEC reporting obligations related to our internal control over financial reporting, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be unable to obtain an unqualified audit opinion, and our access to the capital markets may be restricted. In addition, we may, in the future, identify further material weaknesses in our internal control over financial reporting. Each of the foregoing could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities. We may also be required to restate our financial statements from prior periods.

Implementation of plans to document and remediate our internal control system may divert management's attention from other aspects of our business and place a strain on our management, operational and financial resources. In addition, we may, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We have finalized the re-alignment of our organizational structure which combined our Lancaster, Pennsylvania and Northeastern Pennsylvania operations into our Northern Region, our Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania operations into our Western Region, and Western New York into our North Region. We have taken steps to consolidate the operations, sales, accounting, human resources, and geologic services functions. This consolidation is expected to reduce the cost of overhead support functions going forward. The administrative efficiencies which we believe will result from the consolidation may not be realized to the extent anticipated thereby reducing the operating income benefit. Additionally, key personnel may decide not to relocate and employees affected by the consolidation may leave us due to uncertainty prior to completing the transition efforts, which may slow the restructuring process and increase its cost.

A significant portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Our construction contracts frequently require that we obtain from surety companies and provide to our customers' payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations.

Surety market conditions have in recent years become more difficult due to the economy and the regulatory environment. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Further, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

Current or future market conditions, as well as changes in our sureties' assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Item 1B.                           UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.                                    PROPERTIES.

Our headquarters are located in a 70,000 square foot building which we lease in New Enterprise, Pennsylvania, under a lease expiring in 2023. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

We also operate, own or lease 57 quarries and sand deposits (42 active), 30 hot mix asphalt plants, 16 fixed and portable ready mixed concrete plants, three lime distribution centers and two construction supply centers. For our safety services and equipment business, we conduct operations through five manufacturing facilities and 22 branch offices.
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 127 years at current production levels.

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

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 28, 2015:

The following chart sets forth specifics of our production and distribution facilities as of February 28, 2015:

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2015 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution and CSC	Precast/ Prestressed Concrete
Alfred Station, NY	Owned	Sand and gravel	10	66	0.2
Allentown, PA	Owned	—	—	—	—	X
Ashcom, PA	Owned	Dolomite, Limestone	89	150	0.6	X	X
Ashford, NY	Owned	—	—	—	—	X
Athens, PA	Owned/Leased (1)	Sand and gravel	2	13	0.1
Bakersville, PA	Owned	Limestone	29	55	0.5	X
Bath, PA	Owned	—	—	—	—	X
Bedford, PA	Owned	—	—	—	—				X
Central City, PA	Owned	Sandstone	14	105	0.1
Chambersburg, PA	Owned	Limestone	46	59	0.8	X	X
Clayton, DE	Owned	—	—	—	—
Coal Twp, PA	Owned/Leased (2)	Sandstone	7	99	0.1	X
Como Park, NY	Owned	Limestone	31	102	0.3	X
Coplay, PA	Owned	Limestone, Dolomite	34	55	0.6	X
Cowlesville, NY	(10)	—	—	—	—		X
Delmar, DE	Owned	—	—	—	—				X
Denver, PA	Owned	Limestone	34	67	0.5	X	X
Dry Run, PA	Leased/Owned (3)	Limestone	12	119	0.1		X
Ebensburg, PA	Owned/ Leased (4)	Processing Facility	—	—	—		X		X
Egypt, PA	Leased (5)	Limestone	16	51	0.3
Elizabethville, PA	Owned	Sandstone	27	207	0.1	X
Ephrata, PA	Owned	Limestone	102	98	1.0	X
Fairfield, PA	Owned	Limestone	103	935	0.1
Franklinville, NY	Owned	Sand and gravel	31	52	0.6
Gap, PA	Owned	Limestone	26	99	0.3
Gettysburg, PA	Owned	Traprock	64	122	0.5	X
Greencastle, PA	Owned	—	—	—	—		X
Honey Brook, PA	Owned	Sand	88	283	0.3
Kutztown, PA	Owned/Leased (6)	Dolomite	22	36	0.6	X
Lackawanna, NY	Owned	Port	—	—	—		X
Ledge, NY	Owned	Limestone/Dolomite	16	40	—
Lenoxville, PA	Owned	Sandstone	18	53	0.3	X
Lewisburg, PA	Owned	Limestone	24	29	0.8	X
Lewistown, PA	Owned	Sandstone	—	—	—
Mainsville, PA	Owned	Sand and gravel	1	11	—
Martins Creek, PA	Owned	Limestone	92	1,310	0.1
McConnellstown, PA	Owned	Limestone	2	—	—
Middlebury Center, PA	Leased (7)	Sandstone	3	8	—
Milroy, PA	Owned/Leased (8)	Limestone	37	108	0.3	X

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2015 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Masonry Blocks	Lime Distribution and CSC (1)	Precast/ Prestressed Concrete

Mount Cydonia I, PA	Owned	Sandstone	24	99	0.2
Mount Cydonia III, PA	Owned	Sandstone	7	53	0.1
Narvon, PA	Owned	Clay and Limestone	2	200	—
Nazareth, PA	Owned	Dolomite	4	8	0.5
New Holland, PA	Owned	Limestone	67	100	0.8
New Paris, PA	Owned	Limestone	22	—	—
Nottingham, PA	Owned	—	—	—	—		X
Olean, NY	Owned	—	—	—	—	X
Oley, PA	Owned	Limestone	53	240	0.2	X
Orbisonia, PA	Owned	Limestone	38	237	0.2
Roaring Spring, PA	Owned	Dolomite, Limestone	38	29	1.3	X	X		X
Shippensburg, PA	Owned	Limestone	164	455	0.4	X	X
Somerset, PA	Owned	—	—	—	—		X
Stevens, PA	Owned	Limestone, Dolomite, High Calcium	65	249	0.3
Towanda, PA	Owned	—	—	—	—	X	X
Tunkhannock, PA	Leased (9)	Sand and gravel	1	6	—
Tyrone Forge, PA	Owned	Dolomite, Limestone	91	79	1.2	X	X
Union Furnace, PA	Owned	Dolomite, Limestone	271	731	0.4
Viola, DE	Owned	—	—	—	—				X
Wehrle Drive, NY	Owned	Limestone	162	132	1.2	X	X
Williamson, PA	Owned	Limestone	43	708	—

(1)	The term of this lease is May 23, 1996 until all materials subject to the lease have been completely mined or removed from the premises. There are no renewal rights.

(2)	The initial term of this lease was May 1, 1989 through May 1, 1990, but the lease automatically renews on a year-to-year basis.

(3)	The term of this lease is April 4, 1996 through April 4, 2016. There are no renewal rights.

(4)	The term of this lease expires December 31, 2021. The lease may be renewed for up to an additional five (5) years.

(5)	The term of this lease is January 1, 2010 through January 1, 2020. The lease shall automatically renew for five additional periods of five (5) years each.

(6)
The term of this lease is November 19, 1976 through November 19, 2056. The leases are cancellable at the earlier of the extraction of all minable materials or the lease termination date and there are no renewal rights.

(7)	The initial term of this lease was June 1, 1986 through June 1, 1991. The lease may be renewed for successive periods of five (5) years. The current term of this lease will expire on May 31, 2016.

(8)	The terms for the two leases at this site will continue until all commercially recoverable limestone has been recovered and removed from the premises. There is no option to renew.

(9)
The term of this lease is September 8, 1992 through September 8, 2042. The leases are cancellable at the earlier of the extraction of all minable materials or the lease termination date and there are no renewal rights.

(10)	Cowlesville, NY is owned by a third party who leases the concrete batch plant to the Company. Pursuant to a batch agreement, Area Ready-Mix provides batching services at this plant.

In addition, we operate three portable ready mixed concrete plants.

The following chart sets forth specifics of our traffic safety equipment manufacturing facilities:

Facility	Owned/Leased	Square Footage
St Charles, Illinois manufacturing facility, warehouse and office space	Owned	49,000 sq. ft.
Harrisburg, Pennsylvania manufacturing facility *	Owned	28,000 sq. ft.
Lake City, Florida manufacturing facility	Owned	28,632 sq. ft.
New Castle, Delaware facility and office space	Leased	12,110 sq. ft.
Garland, Texas manufacturing facility	Leased	40,050 sq. ft.

* Under contract for sale, Closing expected to occur in May 2015.

Item 3.                                    LEGAL PROCEEDINGS.

We are a party from time to time to legal proceedings relating to our operations. Our ultimate legal and financial liability in respect to all legal proceeding in which we are involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued on our Consolidated Balance Sheets, will not have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and/or cash flows for that period. See "Note 17 - Commitments and Contingencies" to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of our material legal proceedings.

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

PART II

Item 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of common stock of NESL. All of the issued and outstanding common stock of NESL is held by members of the Detwiler family or trusts established by and for members of the Detwiler family. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of May 18, 2015, there were approximately 16 beneficial holders of the common stock.

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

(in thousands)	February 28, 2015		February 28, 2014		February 28, 2013		February 29, 2012	February 28, 2011
Consolidated Statement of Comprehensive Loss
Revenue	$661,830	(4)	$681,645		$677,090		$705,934	$725,399
Operating costs and expenses:
Costs of revenue	535,365	(5)	556,338		557,503		575,486	578,611
Depreciation, depletion and amortization	44,741		48,792		50,942		51,674	45,917
Asset impairment	5,249		7,636		4,704		1,100	—
Pension and profit sharing	6,119		7,247		8,325		7,622	8,907
Selling, administrative and general expenses	57,146	(6)	77,301		77,138	(1)	64,511	61,547
(Gain) loss on disposals of property, equipment and software	(1,065)		(891)		323		808	(600)
Operating income (loss)	14,275		(14,778)		(21,845)		4,733	31,017
Other income (expense):
Interest income	189		407		140		343	318
Interest expense	(81,828)		(86,871)	(3)	(75,987)	(2)	(46,902)	(41,586)
Total other expense	(81,639)		(86,464)		(75,847)		(46,559)	(41,268)
Loss before income taxes	(67,364)		(101,242)		(97,692)		(41,826)	(10,251)
Income tax benefit	(4,886)		(9,099)		(41,558)		(16,397)	(4,478)
Net loss	(62,478)		(92,143)		(56,134)		(25,429)	(5,773)
Less: net income attributable to noncontrolling interest	(713)		(1,256)		(1,384)		(820)	(1,195)
Net loss attributable to stockholders	$(63,191)		$(93,399)		$(57,518)		$(26,249)	$(6,968)
Other Financial Data:
Cash capital expenditures (7)	25,215		17,207		42,417		43,954	32,706
Consolidated Balance Sheet Data (end of period):
Cash, restricted cash and cash equivalents	$30,470		$51,576		$19,657		$25,354	$21,916
Accounts receivable, net	49,901		61,319		52,271		76,841	67,372
Inventories	102,206		107,313		125,144		132,195	129,422
Property, plant, and equipment	310,274		333,819		371,868		371,574	382,965
Total assets	$650,370		$721,938		734,188		776,322	768,078
Long-term debt, including current portion	658,795		659,966		577,987		529,013	500,846
Total liabilities	814,328		823,274		741,778		726,454	690,907
Total (deficit) equity and redeemable common stock	$(163,958)		$(101,336)		$(7,590)		$49,868	$77,171

(1)
The increase in selling, administrative and general expense from the fiscal year 2012 to the fiscal year 2013 was attributable to costs associated with the remediation of our ERP system of approximately $4.3 million and higher legal and accounting fees of $7.1 million.

(2)
The increase in interest expense during the fiscal year 2013 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our Secured Notes and the write-off of $6.4 million of unamortized deferred financing fees associated with the debt repaid.

(3)	The increase in interest expense during the fiscal year 2014 was a result of the write-off of unamortized deferred financing fees and an overall increase in borrowings.

(4)	Decrease in revenue related primarily to the reduction of non-core operations.

(5)	Decrease costs of revenue related primarily to the reduction of non-core operations.

(6)	Decrease selling, administrative and general expense was primarily attributable to lower costs from headcount reductions and benefit plans, and reduced fees associated with various consultants.

(7)	Cash paid for expenditures includes capitalized software expenditures.

Item 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 10 construction aggregates producers based on tonnage of crushed stone produced and one of the top 50 transportation contractors based on revenues in the United States, according to industry surveys.

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised primarily of the production of aggregate (crushed stone and construction sand and gravel), hot mix asphalt, and ready mixed concrete.  Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Accordingly, we favor construction activity that maximizes our ability to utilize our construction materials. Our third core business, traffic safety services and equipment, consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

Our core businesses operate primarily in Pennsylvania and western New York, except for our traffic safety services and equipment business, which maintains a national sales network for our traffic safety products and provides traffic maintenance and protection services primarily in the eastern United States.

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in the fiscal year ended February 28, 2015 approximately 50% to 55% of our revenue was derived from public sector end-use markets and 45% to 50% of our revenue was derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

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

Seasonality and Cyclical Nature of Our Business

Almost all of our products are produced and consumed outdoors. Our financial results for any quarter do not necessarily indicate the results expected for the year because seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Normally, the highest sales and earnings are in the second and third fiscal quarters and the lowest are in the first and fourth fiscal quarters. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector.  Our primary balance sheet accounts, such as accounts receivable and accounts payable, vary greatly during these peak periods, but return to historical levels as our operating cycle is completed each fiscal year.

Market Developments

We believe that passage of the Transportation Bill, which became effective in January 2014, will provide an increase in opportunities in our markets. Due to weather and unforeseen environmental conditions, some heavy highway projects were delayed or slowed. Our margins remain under pressure as much of our performed work was secured during the fiscal year ended February 28, 2014 in tighter economic conditions. Mitigating the potential compressed bid margins, we believe our new cost structure has significantly reduced our fixed cost base while targeting operational efficiencies. We believe our the fiscal year ended February 28, 2015 results began to benefit from the new cost structure and the benefits will aid the fiscal year ending 2016 performance. We also wound down various non-core operations during the year which reduced revenue but had little to no impact on our operating income. We believe this focus on our core products in conjunction with renewed emphasis on construction activity that favors maximum vertical integration will position us to be successful in our markets.
Operating Structure and Executive Leadership

During the fourth quarter of the fiscal year ended February 28, 2014, we initiated a cost savings and operational efficiency plan (the “Plan”). Although we have not yet experienced a full cycle of benefits associated with the Plan, in most parts of our business we have completed the primary objectives of headcount reductions, operational efficiencies, and administrative savings. We have finalized the re-alignment of our organizational structure which combined Lancaster, Pennsylvania and Northeastern Pennsylvania into our Northern Region; Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into our Western Region; and Western New York into our Northern Region. We expect the re-alignment to allow us to be nimble within our markets and more fully realize the benefits of our recently implemented shared services center and ERP.

The restructuring activities during the fiscal year ended February 28, 2015 resulted in pre-tax charges of approximately $7.5 million, comprised of approximately $1.4 million for severance and related benefit costs and approximately $6.1 million in outside advisory services related to the implementation of the Plan. These expenses were recorded in selling, administrative and general expenses. We have accrued approximately $1.5 million and $1.3 million of severance costs and consulting fees as a component of accrued liabilities in the Consolidated Balance Sheet at February 28, 2015 and February 28, 2014, respectively. We have incurred approximately $14.6 million in restructuring costs cumulatively, through the end of the fiscal year ended February 28, 2015 associated with the implementation of the Plan.

Divestiture of Non-Core Operations

In addition to the reductions in headcount and other operational efficiencies, we have continued to focus on our core markets and products resulting in the sale of certain non-core assets and operations. For the fiscal year ended February 28, 2015, we sold certain assets providing up to $12.5 million of additional cash for additional working capital and fixed asset purchases. We have approximately $8.5 million in assets and $1.1 million of liabilities held for sale as of February 28, 2015.

Components of Operating Results

Revenue

We derive our revenues predominantly from the operations of our three core businesses: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials business consists of aggregate production (crushed stone and construction sand and gravel), hot mix asphalt production, ready mixed concrete production and other miscellaneous products. These miscellaneous products are primarily composed of concrete products (precast/prestressed structural concrete components) and masonry blocks, both of which we wound down during the fiscal year ended February 28, 2015. Our heavy/highway construction business primarily relates to heavy construction, blacktop paving and other site preparation services. Our traffic safety services and equipment business consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone equipment and devices, including traffic cones, flashing lights, barricades, plastic drums, arrow boards, construction signs and crash attenuators.

The following is a summary of how we recognize revenue in our core businesses:

•
Construction materials. We generally recognize revenue on the sale of construction materials when they are shipped and the customer takes title and assumes risk of loss.  We account for the sale of specialized concrete beams under the units-of-production method. Under this method, the revenue is recognized as the units are produced under firm contracts.

•
Heavy/highway construction.  We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.

•
Traffic safety services and equipment. Our rental contract periods for our traffic safety products are daily, weekly or monthly and are recognized on a straight-line basis. We recognize revenues from the sale of rental equipment and new equipment at the time of transfer of title upon delivery to, or pick-up by, the customer. We also recognize sales of contractor supplies at the time of transfer of the title upon delivery to, or pick-up by, the customer.

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

•
Depreciation, depletion, and amortization. Our business is relatively capital-intensive.  We carry property, plant and equipment at the lower of cost or fair value on our balance sheet and assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item. Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The average depreciable lives by fixed asset category are as follows:

Land improvements	20 years
Buildings and improvements	8 - 40 years
Crushing, prestressing and manufacturing plants	5 - 33 years
Contracting equipment	3 - 12.5 years
Trucks and autos	3 - 8 years
Office equipment	5 - 10 years
Depletion of limestone deposits is calculated over proven and probable reserves by the units of production method on a quarry-by-quarry basis. Amortization expense is the periodic expense related to our other intangible assets, deferred stripping and capitalized software. Our intangible assets were primarily acquired as part of the Stabler acquisition and the amortization of software cost relates to our ERP.

•
Pension and profit sharing. We participate in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts. These amounts were determined by the union contracts and we do not administer or control the funds. We also maintain, for certain salaried and hourly employees, an investment plan under which eligible employees can invest various percentages of their earnings. Additionally, we have two defined benefit pension plans covering certain union employees of one of our divisions located in Buffalo, New York.

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

Executive Summary

The following is a financial summary for the fiscal years ending February 28, 2015, February 28, 2014 and February 28, 2013:

•
Total revenue decreased in the fiscal year ended February 28, 2015 by $19.8 million (2.9%) to $661.8 million over the fiscal year ended February 28, 2014, primarily due to the winding down of certain non-core operations;

•	Operating income returned to a positive $14.3 million in the fiscal year ended February 28, 2015, an increase of $29.1 million (196.6%) over the fiscal year ended February 28, 2014;

•	Current maturities of long-term debt have decreased $22.0 million from $30.5 million in 2014 to $8.5 million in 2015;

•
Fixed cost base was lower in the fiscal year ended February 28, 2015, including a reduction of selling, administrative, and general expenses of $20.2 million (26.1%) compared to $77.3 million in the fiscal year ended February 28, 2014;

•	Cash provided by operating activities increased in the fiscal year ended February 28, 2015 by $19.2 million over the fiscal year ended February 28, 2014; and

•
Cash used in investing activities was reduced in the fiscal year ended February 28, 2015 by $22.4 million over the fiscal year ended February 28, 2014 and by $39.0 million over the fiscal year ended February 28, 2013.

Results of Operations

The following table summarizes our operating results on a consolidated basis:

	Year Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Revenue	$661,830	$681,645	$677,090
Cost of revenue (exclusive of items shown separately below)	535,365	556,338	557,503
Depreciation, depletion and amortization	44,741	48,792	50,942
Asset impairment	5,249	7,636	4,704
Pension and profit sharing	6,119	7,247	8,325
Selling, administrative and general expenses	57,146	77,301	77,138
(Gain) loss on disposals of property, equipment and software	(1,065)	(891)	323
Operating income (loss)	14,275	(14,778)	(21,845)
Interest income	189	407	140
Interest expense	(81,828)	(86,871)	(75,987)
Loss before income taxes	(67,364)	(101,242)	(97,692)
Income tax benefit	(4,886)	(9,099)	(41,558)
Net loss	$(62,478)	$(92,143)	$(56,134)

The tables below disclose revenue and operating data for our reportable segments before certain intra- and intercompany eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

Prior to the fiscal year ended February 28, 2014, we reported other revenues separately, which management now includes within the construction materials segment. In the first quarter of the fiscal year ended February 28, 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense.  Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal, IT and other administrative costs, unallocated corporate functions and divisional administrative functions. Operating loss for the fiscal year ended February 28, 2013, as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $20.9 million and $3.9 million for construction materials and heavy/highway construction segments, respectively. Additionally, prior to the fiscal year ended February 28, 2014, management assessed inter-segment equipment costing as part of construction materials operations and now includes the costing within heavy/highway construction. Costing associated with leased equipment was $3.3 million and $3.5 million in the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

The following table summarizes the segment revenue by our primary lines of business:

	Year Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Segment Revenue
Construction materials	$464,245	$507,957	$505,026
Heavy/highway construction	253,804	252,310	248,188
Traffic safety services and equipment	88,058	88,834	84,463
Other revenues	—	—	15,264
Segment totals	806,107	849,101	852,941
Eliminations	(144,277)	(167,456)	(175,851)
Total revenue	$661,830	$681,645	$677,090

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Segment Revenue:
Construction materials	57.6%	59.8%	59.2%
Heavy/highway construction	31.5%	29.7%	29.1%
Traffic safety services and equipment	10.9%	10.5%	9.9%
Other revenues	—%	—%	1.8%
Segment totals	100.0%	100.0%	100.0%

The following table summarizes the operating income (loss) by our primary lines of business:

	Year Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Segment Operating income (loss):
Construction materials *	$60,895	$50,452	$27,567
Heavy/highway construction	(1,947)	2,633	(6,800)
Traffic safety services and equipment	4,019	444	(5,769)
Other non-core business operations	—	—	747
Segment totals	62,967	53,529	15,745
Corporate and unallocated	(48,692)	(68,307)	(37,590)
Total operating income (loss)	$14,275	$(14,778)	$(21,845)

* Prior to the fiscal year ended February 28, 2014, management assessed inter-segment equipment costing as part of construction materials operations, and now includes the costing within heavy/highway construction.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

Total net revenue decreased $19.8 million or 2.9% to $661.8 million for the twelve months ended February 28, 2015 compared to $681.6 million for the twelve months ended February 28, 2014. The decrease in total revenue was driven primarily by approximately $32.0 million of reduced revenues related to certain non-core operations during the fiscal year ended February 28, 2015. When considering the exclusion of these revenues associated with these non-core business operations, revenues increased by $12.2 million.

Segment revenue for our construction materials business decreased $43.8 million or 8.6%, to $464.2 million for the fiscal year ended February 28, 2015 compared to $508.0 million for the fiscal year ended February 28, 2014. A decrease of revenue of $41.1 million was primarily due to a decrease in certain non-core operations, which were wound down during the fiscal year ended February 28, 2015. When the exclusion of these revenues associated with non-core business operations are considered, our revenues decreased by a net amount of $2.7 million. Increases in aggregates revenues and ready mix revenues of $0.4 million and $4.2 million, respectively, were offset by decreases in hot mix asphalt revenues of $3.4 million. The hot mix asphalt volumes were down by approximately 1.6% for the fiscal year ended February 28, 2015, as compared to the fiscal year ended February 28, 2014. Ready mixed concrete revenues increased due to an increase in sales volumes of 3.6% and an increase in sales price of 2.5%, for the fiscal year ended February 28, 2015, as compared to the fiscal year ended February 28, 2014.

The table below represents sales volumes and average prices of our primary products:

	2015			2014
	Construction materials
	Units **	Price per unit	% Sales*	Units **	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	16,497	$11.70	42%	16,897	$11.58	39%
Hot mix asphalt (tons)	3,077	$54.29	36%	3,126	$54.52	34%
Ready mixed concrete (cubic yards)	576	$122.32	15%	556	$119.38	13%
* Remaining percentage of sales are from non-core operations.
** Units are in thousands

	Changes in Volume
	February 28, 2015	February 28, 2014
Aggregates	(2.4)%	(0.2)%
Hot mix asphalt	(1.6)%	(13.0)%
Ready mixed concrete	3.6%	3.2%

Segment revenue for our heavy/highway construction business increased $1.5 million, or 0.6%, to $253.8 million for the fiscal year ended February 28, 2015 compared to $252.3 million for the fiscal year ended February 28, 2014.  We experienced delays due to the timing of completion of various projects during the fiscal year ended February 28, 2015 as compared to the fiscal year ended February 28, 2014.

Segment revenue for our traffic safety services and equipment sales businesses decreased $0.7 million, or 0.8%, to $88.1 million for the fiscal year ended February 28, 2015 compared to $88.8 million for the fiscal year ended February 28, 2014. The decrease in revenues was primarily attributable to the sale of certain branches in September 2013.

Cost of Revenue

Total cost of revenue decreased $20.9 million, or 3.8% to $535.4 million for the fiscal year ended February 28, 2015 compared to $556.3 million for the fiscal year ended February 28, 2014. Our cost of revenue as a percentage of sales improved 0.7% to 80.9% for the fiscal year ended February 28, 2015 compared to 81.6% for the fiscal year ended February 28, 2014, primarily as a result of the reduction of lower margin business.

The following table summarizes the segment cost of revenue by our primary lines of business:

	For Year Ended
(in thousands)	February 28, 2015	February 28, 2014
Segment Cost of Revenue
Construction materials	$363,733	$411,030
Heavy/highway construction	244,106	239,294
Traffic safety services and equipment	71,803	73,470
Segment totals	679,642	723,794
Eliminations	(144,277)	(167,456)
Total	$535,365	$556,338

The following table summarizes each segment's cost of revenue as a percentage of its segment revenue by our primary lines of business:

	For Year Ended
	February 28, 2015	February 28, 2014
Cost of Revenue as Percent of Revenue (before elimination)
Construction materials	78.3%	80.9%
Heavy/highway construction	96.2%	94.8%
Traffic safety services and equipment	81.5%	82.7%

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 2.6% to 78.3% for the fiscal year ended February 28, 2015 compared to 80.9% for the fiscal year ended February 28, 2014.  Segment cost of revenue as a percentage of segment revenue improved as a result of lower revenues associated with non-core operations which generally carried lower margins compared to other products. The winding down of non-core operations during the first quarter of the fiscal year ended February 28, 2015 contributed approximately $38.5 million to the decrease in cost of revenue for the fiscal year ended February 28, 2015. The remaining decrease in cost of sales was primarily attributable to a decrease in cost of revenues in hot mix asphalt and ready mix concrete of $7.8 million and $1.0 million.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased to 96.2% for the fiscal year ended February 28, 2015 compared to 94.8% for the fiscal year ended February 28, 2014. The increase in cost of sales as a percentage of sales was primarily due to unfavorable cost revisions on certain contracts during the fiscal year ended February 28, 2015, as well as completion of lower margin work bid in the fiscal year ended February 28, 2014.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue improved by 1.2% to 81.5% for the fiscal year ended February 28, 2015 as compared to 82.7% for the fiscal year ended February 28, 2014 as a result of certain cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $4.1 million, or 8.4% to $44.7 million for the fiscal year ended February 28, 2015 compared to $48.8 million for the fiscal year ended February 28, 2014. The decrease was primarily attributable to less depreciation on a smaller depreciable asset base as a result of assets sold within the past year and additional assets becoming fully depreciated, partially offset by the amortization of certain deferred stripping costs of $0.9 million.

Asset Impairment

Asset impairment decreased $2.4 million to $5.2 million during the fiscal year ended February 28, 2015 compared to $7.6 million in the fiscal year ended February 28, 2014. In the fiscal year ended February 28, 2015, we recorded impairments related to the sale of our Towanda CSC and Block operations of $1.9 million. In addition, we recorded impairments related to the sale of our Towanda and Sheshequin materials operations of $3.0 million and impaired inventory related to our precast/prestressed structural concrete operations of $0.2 million, and related to non-core properties and office buildings of $0.1 million.

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.1 million, or 15.3%, to $6.1 million during the fiscal year ended February 28, 2015 compared to $7.2 million in the fiscal year ended February 28, 2014. The decrease is attributable to the reductions in force from our restructuring Plan, as well as the cost savings associated with the discontinuation of contributions to certain benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $20.2 million, or 26.1%, to $57.1 million for the fiscal year ended February 28, 2015 compared to $77.3 million for the fiscal year ended February 28, 2014. The decrease was primarily attributable to lower costs from headcount reductions and benefit plans, and reduced fees associated with various consultants.

Operating Income (Loss)

Operating income for our construction materials business increased $10.4 million, or 20.6%, to $60.9 million for the fiscal year ended February 28, 2015 compared to $50.5 million for the fiscal year ended February 28, 2014. Operating income for aggregates increased $10.4 million, or 34.9% to $40.2 million for the fiscal year ended February 28, 2015 compared to $29.8 million for the fiscal year ended February 28, 2014. This increase was due to the impact of the cost reduction initiatives, partially offset by lower sales prices. Operating income for hot mix asphalt decreased $4.3 million, or 20.3% to $16.9 million for the fiscal year ended February 28, 2015 compared to $21.2 million for the fiscal year ended February 28, 2014. This decrease was primarily due to a less favorable sales mix as well as reduced volumes in the fiscal year ended February 28, 2015 compared to the fiscal year ended February 28, 2014. Operating income for ready mix concrete increased $3.2 million, or 72.7% to $7.6 million for the fiscal year ended February 28, 2015 compared to $4.4 million for the fiscal year ended February 28, 2014, primarily due to increased volumes on the same fixed cost base. Operating income associated with other non-core operations decreased by $1.0 million for the fiscal year ended February 28, 2015 compared to the fiscal year ended February 28, 2014. Impairment on assets held for sale decreased $2.1 million to $5.1 million in the fiscal year ended February 28, 2015 from $7.2 million in the fiscal year ended February 28, 2014.

Operating income for our heavy/highway construction business decreased $4.5 million to an operating loss of $1.9 million for the fiscal year ended February 28, 2015 compared to $2.6 million operating income for the fiscal year ended February 28, 2014. This decrease was primarily attributable to unfavorable cost revisions on certain contracts during the fiscal year ended February 28, 2015 as well as completion of lower margin work bid in the fiscal year ended February 28, 2014.

Operating income for our traffic safety services and equipment sales businesses increased $3.6 million to $4.0 million for the fiscal year ended February 28, 2015 compared to $0.4 million during the fiscal year ended February 28, 2014. The increase in profitability is attributable primarily to improvements in cost controls as well as the sale of certain non-performing branches in September 2013.

Interest Expense

Net interest expense decreased $4.9 million, or 5.7%, to $81.6 million for the fiscal year ended February 28, 2015 compared to $86.5 million for the fiscal year ended February 28, 2014.  This decrease is primarily attributable to a decrease in write-offs of deferred financing costs in the fiscal year ended February 28, 2014.

Income Tax Benefit

During the fiscal year ended February 28, 2015, we recorded $4.9 million of income tax benefit, which resulted in an annual effective rate of 7.3%. The benefit consists of $3.6 million federal tax benefit and $1.3 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current year state income taxes, percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2015 change in valuation allowance is the recording of valuation allowance on the portion of current period federal and state income tax losses that we believe are more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that we have determined is more likely than not to be realized as a result of a state income tax law change that occurred during the fiscal year ended February 28, 2015.

During the fiscal year ended February 28, 2014, we recorded $9.1 million of income tax benefit, which resulted in an annual effective rate of 9.1%. The benefit consists of a $5.5 million federal tax benefit and a $3.6 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current year state income taxes, percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year ended February 28, 2014 change in valuation allowance is the recording of valuation allowance on the portion of current fiscal year federal and state income tax losses that we believe are more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that we have determined is more likely than not to be realized as a result of a state income tax law change that occurred during the fiscal year ended February 28, 2014.

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

The table below represents sales volumes and average prices of our primary products:

	2014			2013
	Construction materials
	Units**	Price per unit	% Sales*	Units**	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	16,897	$11.58	39%	16,927	$11.17	37%
Hot mix asphalt (tons)	3,126	$54.52	34%	3,592	$54.70	39%
Ready mixed concrete (cubic yards)	556	$119.38	13%	539	$116.43	12%
* Remaining percentage of sales are from precast/prestressed structural concrete, block and construction supplies.
** Units are in thousands

	Changes in Volume
	February 28, 2014	February 28, 2013
Aggregates	(0.2)%	(5.8)%
Hot mix asphalt	(13.0)%	(3.8)%
Ready mixed concrete	3.2%	(2.1)%

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

	For Period Ended
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

	For Period Ended
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

Pension and Profit Sharing

Pension and profit sharing expense decreased $1.1 million, or 13.3%, to $7.2 million during fiscal year 2014 compared to $8.3 million in fiscal year 2013. The decrease is attributable to cost savings associated with the discontinuation of our contributions to several retirement related benefit plans.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased $0.2 million, or 0.3%, to $77.3 million for fiscal year 2014 compared to $77.1 million for fiscal year 2013. The increase was primarily attributable to higher professional fees and strategic consulting and severance costs offset by lower ERP expenses. Severance and strategic consulting fees associated with our cost control program were approximately $7.1 million.

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

During fiscal year 2013, we recorded $41.6 million of income tax benefit, which resulted in an annual effective rate of 42.5%. The benefit consists of a $35.9 million federal tax benefit and a $5.7 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the current year state income taxes, permanent differences, most significantly percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2014 state tax benefit is a discrete out-of-period tax benefit of $1.2 million due to differences in our state apportionment calculation when we finalized our tax returns for fiscal year 2013 in November 2012.  Also included in the fiscal year 2013 deferred federal and state tax benefit, net of federal benefit amounts, is $0.5 million of expenses related to the tax treatment of certain leases.  We understated the deferred tax liability in prior periods by $1.1 million. The out-of-period adjustments are not material to the prior or current Consolidated Financial Statements.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA with PNC Bank, National Association. As of February 28, 2015, we had borrowed $5.9 million under the RCA with $27.3 million available. As of February 28, 2015, we had $13.3 million in cash and cash equivalents and working capital of $113.5 million compared to $23.9 million in cash and cash equivalents and working capital of $134.4 million as of February 28, 2014. We carried higher cash balances due to the refinancing of our debt in the prior year as well as favorable working capital in the prior year. Cash balances of $17.2 million and $27.7 million as of February 28, 2015 and February 28, 2014, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. The decrease in restricted cash was primarily attributable to the replacement of our cash collateralized letters of credit, with letters of credit issued under the Credit Agreement. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. Under the Credit Facilities we are subject to certain affirmative and negative convents, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. Commencing May 31, 2015, as of the end of each fiscal quarter, we will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2016 is $40.0 million. As of February 28, 2015, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

In the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the Notes and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that we would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require us to restructure or alter its operations and capital structure.

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Period Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Net cash provided by (used in):
Operating activities	$20,727	$1,564	$20,030
Investing activities	(6,204)	(28,613)	(45,247)
Financing activities	(25,122)	41,407	19,719
Cash paid for capital expenditures and capitalized software	(25,215)	(17,207)	(42,417)

Operating Activities

Net cash provided by operating activities increased $19.2 million to $20.7 million in the fiscal year ended February 28, 2015, compared to $1.6 million in the fiscal year ended February 28, 2014.  The increase in cash provided by operating activities was primarily the result of increased operating profit offset by lower working capital.

Net cash provided by operating activities decreased $18.5 million to $1.5 million in fiscal year 2014, compared to $20.0 million in fiscal year 2013.  The decrease in cash provided by operating activities was primarily the result of higher net loss related to restructuring and an increase in working capital of $2.6 million.

Investing Activities

Net cash used in our investing activities improved $22.4 million to $6.2 million in the fiscal year ended February 28, 2015 compared to $28.6 million in the fiscal year ended February 28, 2014.  Net cash used in the fiscal year ended February 28, 2015 included capital expenditures of $25.2 million, an $8.0 million increase from the fiscal year ended February 28, 2014, partially offset by a return of restricted cash associated with the termination of collateralized letters of credit expended in the previous year.

Net cash used in our investing activities decreased $16.6 million to $28.6 million in fiscal year 2014 compared to $45.2 million in fiscal year 2013.  Net cash used in fiscal year 2014 included capital expenditures of $17.2 million, a $25.2 million decrease from fiscal year 2013 and loan on the cash surrender value life insurance of $3.2 million. This favorability was partially offset by an increase in restricted cash of $17.4 million attributable to increased cash collateral related to our insurance programs of $6.8 million and the posting of cash to collateralize letters of credit posted by M&T under the Fourth Amendment to the Asset-Based Lending Facility ("ABL Facility").

Financing Activities

Net cash associated with financing activities changed by $66.5 million to $25.1 million of cash used for the fiscal year ended February 28, 2015 compared to net cash provided by financing activities of $41.4 million in the fiscal year ended February 28, 2014. The change in cash associated with our financing activities in the fiscal year ended February 28, 2015 was primarily due to reduced borrowings.

Net cash provided by financing activities increased $21.7 million to $41.4 million for fiscal year 2014 compared to net cash provided by financing activities of $19.7 million in fiscal year 2013.  Net cash provided by our financing activities in fiscal year 2014 was due to the refinancing of the ABL Facility. We also paid approximately $12.6 million in fees and related expenses associated with the refinancing of which we have capitalized $6.5 million for fiscal year 2014. We entered into the Fourth Amendment to the ABL Facility which included borrowings from Fortress Credit Corp. of $85.0 million on December 13, 2013. The ABL Facility was repaid on February 12, 2014 with proceeds from the Credit Facilities and available cash.

Capital Expenditures

Cash capital expenditures, including $1.5 million of deferred stripping and $0.7 million of capitalized software, increased $8.0 million to $25.2 million in the fiscal year ended February 28, 2015 compared to $17.2 million in the fiscal year ended February 28, 2014.  This increase was a result of higher spending on manufacturing and other plant related equipment. We expect cash capital expenditures in the fiscal year ending 2016 to be approximately $35.0 - $40.0 million.

Cash capital expenditures decreased $25.2 million to $17.2 million in fiscal year 2014 compared to $42.4 million in fiscal year 2013.  This decrease was a result of lower spending on manufacturing and other plant related equipment.

Our Indebtedness

Credit Facility

On February 12, 2014, we entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. We utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate, the ABL Facility.

The RCA bears interest, at our option, at rates based upon LIBOR plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At February 28, 2015, the weighted average interest rate on the RCA was 6.96%. The Term Loans bear interest, at our option, at rates based upon LIBOR plus a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless we refinance our Secured Notes due 2018 by such date and will mature on June 2, 2018 unless we refinance our Notes by June 1, 2018.

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if we achieve a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if we achieve such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00:1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second (2nd) reduction, such increase shall be permanent and shall not be subject to further reduction.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of February 28, 2015, we had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

Pursuant to the Term Loans, in the event of a voluntary or mandatory prepayment or acceleration of the Term Loans, we shall be required to pay a prepayment premium equal to:

Year	Percentage

On or prior to 5/12/2015	103.00%
Between 5/13/2015 and 2/12/2016	102.00%
2/13/2016 and thereafter	100.00%

Commencing May 31, 2015, as of the end of each fiscal quarter, we will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Commencing with the fiscal quarter ending May 31, 2017, we will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis. We also have a capital expenditure limitation of $40.0 million in fiscal year 2016 and $35.0 million for each fiscal year thereafter through the Credit Facilities' maturity.

The Credit Facilities include affirmative and negative covenants that limit our ability and our subsidiaries to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) prepaying indebtedness, (viii) making capital expenditures, and (ix) providing negative pledges to third parties. In addition, the Credit Facilities contain conditions to lending, representations and warranties and events of default, including, among other things: (i) payment defaults, (ii) cross-defaults to other material indebtedness, (iii) covenant defaults, (iv) certain events of bankruptcy, (v) the occurrence of a material adverse effect, (vi) material judgments, (vii) change in control, (viii) seizures of material property, (ix) involuntary interruptions of material operations, and (x) certain material events with respect to pension plans.

As of February 28, 2015, we were in compliance with all of our covenant requirements through that date.

11% Notes due 2018

In August 2010, we sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In connection with the issuance of the Notes, we incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the 2018 maturity date.

     On or after September 1, 2014, we may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Year	Percentage

2014	105.50%
2015	102.75%
2016 and thereafter	100.00%

If we experience a change of control, as outlined in the indenture governing the Notes, we may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

The Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of our existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to us, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates.  We are not required to maintain any affirmative financial ratios or covenants under the indenture governing the Notes.

The indenture governing the Notes required that we file a registration statement with the Securities and Exchange Commission and exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes. We filed a registration statement with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and we concluded the exchange offer on October 12, 2011.

13% Secured Notes due 2018

Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15.  We will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. We used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses.  The Secured Notes will mature on March 15, 2018.

With respect to any interest payment date on or prior to March 15, 2017, we may, at our option, elect (an ‘‘Interest Form Election’’) to pay interest on the Secured Notes (i) entirely in cash (‘‘Cash Interest’’) or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash (‘‘Cash Interest Portion’’) and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (‘‘PIK Interest Portion’’ or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.

For the interest period commencing on March 15, 2014 we elected to increase the cash interest portion to 6.0% and reduce the Payment-In-Kind ("PIK") interest portion to 7.0%. PIK interest accrued as of February 28, 2015 and February 28, 2014 was $10.4 million and $11.0 million, respectively, and it was recorded as a long-term obligation in Other noncurrent liabilities. On March 4, 2015, we notified the trustee of our Secured Notes that we have selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2015 in the form of 7% cash payment and 6% payment in kind, which represents $23.8 million and $20.4 million of interest, respectively, for the same 12-month period. At February 28, 2015, the inception-to-date PIK interest was $69.4 million ($59.0 million was recorded as an increase of the Secured Notes and $10.4 million was recorded as a long-term obligation in other noncurrent liabilities).

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In the event of a 12-Month Cash Election for any 12-month period prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. If we make a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.

At any time prior to March 15, 2015, we were permitted to redeem at our option up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. We were also permitted to redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a ‘‘make-whole’’ premium. On and after March 15, 2015, the Secured Notes are redeemable, in whole or in part, at the redemption prices specified as follows:

Year	Percentage

2015	106.50%
2016	103.25%
2017 and thereafter	100.00%

In addition, we may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. We will be required to redeem certain portions of the Secured Notes for tax purposes on September 15, 2017 and each accrual period thereafter.

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of our existing and future domestic subsidiaries (the “Guarantors” as described in Note 19, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of us and the Guarantors that rank equally in right of payment with all existing and future senior debt of us and the Guarantors, including the Notes and Credit Facilities, and senior to all existing and future subordinated debt of us and the Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of our and the Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of our and the Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the RCA on a first-priority basis.

The indenture for the Secured Notes contains restrictive covenants that limit our ability and the ability of its subsidiaries that are restricted under the indenture to, among other things, incur additional debt, pay dividends or make distributions, repurchase capital stock or make other restricted payments, make certain investments, incur liens, merge, amalgamate or consolidate, sell, transfer, lease or otherwise dispose of all or substantially all assets and enter into transactions with affiliates.

The indenture governing the Secured Notes required that we file a registration statement with the Securities and Exchange Commission and exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013. On June 13, 2013, we filed the Secured Notes Registration Statement and concluded the exchange offer on October 30, 2013.  We incurred $0.8 million of penalty interest through October 30, 2013.

Land, equipment and other obligations

We have various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  We incurred $0.5 million and $0.6 million of new obligations under various financing arrangements related to equipment, assets and other in the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

Obligations include loans of $5.8 million and $6.6 million as of February 28, 2015 and February 28, 2014, respectively, secured by certain facilities with interest rates of 3.5% as of February 28, 2015 and February 28, 2014.

From 1998 through 2005, we issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  The remainder of these bonds were repaid in April 2014. Our plant and equipment provided collateral under these borrowings and for the letters of credit.

The remaining obligations of $0.4 million and $0.7 million as of February 28, 2015 and February 28, 2014, respectively, were at weighted average interest rates of 3.9% and 4.1%, respectively.

Obligations under capital lease

We have various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if we were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Debt and Contractual Obligations

The following table presents, as of February 28, 2015, our debt repayments, interest payments and our obligations and commitments to make future payments under contracts and contingent commitments:

(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
RCA	$5,873	$5,873	$—	$—	$—	$—	$—
Term Loans	70,000	—	—	—	70,000	—	—
11.0% Senior notes due 2018	250,000	—	—	—	250,000	—	—
13.0% Senior secured notes due 2018	377,376	—	—	112,376	265,000	—	—
Land, equipment and other obligations	6,201	1,119	1,027	1,011	988	1,003	1,053
Obligations under capital leases	2,765	1,536	983	208	38	—	—
Interest payments (1)	230,523	61,949	62,915	79,789	25,794	56	20
Operating leases	8,014	1,937	1,676	1,167	739	552	1,943
Pensions (2)	5,740	538	557	576	577	584	2,908
Purchase commitments (3)	7,774	2,389	4,546	479	180	180	—
Total contractual obligations	$964,266	$75,341	$71,704	$195,606	$613,316	$2,375	$5,924

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of February 28, 2015 and may differ from actual results.

(2)	Amounts represent estimated future benefit payments related to our defined benefit plans and amount in "Thereafter" column is for years 2021 - 2024.

(3)	Amounts represent future payments under a number of forward contracts entered into by us for the purchase of fuels and asphalt as of February 28, 2015.

Contingencies

In the normal course of business, we have commitments, lawsuits, claims, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, statement of comprehensive income (loss) or liquidity.

We maintain a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. Our self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. We are required to maintain a $2.4 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. We also maintain four self-insurance programs for health coverage with losses limited to $0.3 million per employee. Additionally, we are required to and do provide a letter of credit in the amount of $0.1 million to guarantee payment of the deductible portion of our liability coverage which existed prior to January 1, 2008. We are also required to maintain a $20,000 surety bond to cover the deductible portion of our workers' compensation policies for 1992 and 1993.

We also maintain a captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage.  On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage. The total amount of collateral provided in the arrangement was recorded as part of restricted cash in the amount of $15.5 million as of February 28, 2015 and February 28, 2014, in our Consolidated Balance Sheets. Reserves for retained losses within this captive, which are recorded in accrued liabilities in the accompanying Consolidated Balance Sheets, were approximately $15.5 million and $14.0 million as of February 28, 2015 and February 28, 2014, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued insurance amounts included as insurance, which primarily relates to workers’ compensation, included in Note 8, "Accrued Liabilities" totaled $9.1 million and $9.7 million as of February 28, 2015 and February 28, 2014, respectively. Included in other noncurrent assets, is approximately $6.7 million in the fiscal year ended February 28, 2015 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are recoverable from insurance companies of approximately $6.7 million were recorded in other noncurrent liabilities in our Consolidated Balance Sheets.

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 3.50% and 4.25%. We have secured outstanding letters of credit of $16.7 million under our $20.0 million RCA and $1.2 million of unsecured letters of credit at February 28, 2015, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

On December 15, 2014, we entered into an arrangement to lease our precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of our Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, we will lease approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent, which we believe is below market, begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. We will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. We also sold approximately $0.6 million of inventory, at cost, to the Lessee.

We own a partnership interest in Means to Go, LLC, and may be liable for up to $3.3 million in debt in the event of a bankruptcy in the partnership.

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
On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, “Nature of Operations and Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2015 included elsewhere in this Annual Report on Form 10-K.

Goodwill and Goodwill Impairment

Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value of the reporting unit is less than its carrying value, an indication of impairment exists and the reporting unit must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. If the fair value of the reporting unit exceeds its carrying value in the first step, step two does not need to be performed.
Our reporting units were determined based on our organization structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. We have three operating segments, which is the basis for determining its reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations.

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

We complete a discounted future cash flow model for each reporting unit based upon projected earnings before interest taxes, depreciation and amortization (“EBITDA”). Under this approach, we calculate the fair value of each reporting unit based on the present value of its estimated future cash flow.  In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions in our discounted cash flow models include our estimate of future profitability, revenue growth rates, capital requirements, and the discount rate. The profitability estimates used were derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.  The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows and overall size of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. As of February 28, 2015 and February 28, 2014, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy. We completed the sale of certain non-core operations during the fiscal years ended February 28, 2015 and February 28, 2014 for which we allocated approximately $0.8 million and $1.1 million of goodwill, respectively, which was subsequently impaired.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships, and trademarks are being amortized over a straight-line basis of 15, 20, and 30-50 years, respectively. Our intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We use a variety of methodologies in conducting the impairment assessment of our intangible assets, which are based on the assumptions we believe a hypothetical marketplace participants would use. For the intangible assets other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The fair value measurements for the impairments were categorized within Level 3 of the fair value hierarchy.

We completed the sale of certain non-core operations during the fiscal years ended February 28, 2015 and February 28, 2014 for which it allocated approximately $0.1 million of trademarks in each period.

During fiscal year 2013, we determined that factors had arisen which caused us to conclude that an indefinite useful life of its trademarks was no longer supportable and recorded impairments of $2.0 million related to our Traffic Safety Services and Equipment reporting unit and $2.7 million related to our Construction Materials reporting unit.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation, primarily for reclamation costs, as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets.  The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset.  The liability is accreted through charges to operating expenses.  If the asset retirement obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on the settlement. All reclamation obligations are reviewed at least annually.

We are legally required to maintain reclamation bonds with the Commonwealth of Pennsylvania. The land reclamation obligation calculated by us is based upon the legal requirements for bond posting amounts and is adjusted for inflation and discounted using present value techniques at a credit-adjusted risk-free rate commensurate with the estimated years to settlement. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rates ranging from 7% to 11% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 28, 2015 and February 28, 2014, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the Consolidated Balance Sheets.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We consider an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. We have realigned our current divisional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into our Northern Region, Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into our Western Region, and Western New York into our Buffalo Region. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business, include two asset groups distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. In the fiscal year ended February 28, 2014, we recorded an impairment of property, plant and equipment of $5.3 million related to the closing of our Wescosville location. In the fiscal year ended February 28, 2015, we recorded an impairment of property, plant and equipment of $1.4 million related to the closing of our Towanda CSC and Block location, $2.1 million related to the closing of our Towanda and Sheshequin locations, and $0.2 million related to the closing of our Harrisburg location.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We established provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the applicable accounting guidance, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we and our subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current and prior fiscal years in determining the adequacy of the provision for income taxes. Interest accrued related to unrecognized tax benefits and penalties related to income tax are both included as a component of the provision for taxes and adjust the income tax provision, the current tax liability and deferred taxes in the period of which the facts that give rise to a revision become known.
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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of February 28, 2015, we have $5.9 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.8 million change in our annual interest expense in total on the Credit Facilities.  Any debt we incur in the future could also bear interest at floating rates.

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

We have audited the accompanying consolidated balance sheets of New Enterprise Stone & Lime Co., Inc. and its subsidiaries, as of February 28, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in equity (deficit), and cash flows for each of the two years in the period ended February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Enterprise Stone & Lime Co., Inc. and its subsidiaries at February 28, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
May 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
New Enterprise Stone & Lime Co., Inc.:

In our opinion, the consolidated statements of comprehensive loss and cash flows for the year ended February 28, 2013 present fairly, in all material respects, the results of operations and cash flows of New Enterprise Stone & Lime Co., Inc. and its subsidiaries for the year ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Harrisburg, PA
May 29, 2013

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)	February 28, 2015	February 28, 2014
Assets
Current assets
Cash and cash equivalents	$13,293	$23,892
Restricted cash	17,177	27,684
Accounts receivable, net of reserves of $4,564 and $5,228, respectively	49,901	61,319
Inventories	102,206	107,313
Deferred income taxes	2,630	3,713
Other current assets	8,885	9,005
Assets held for sale	8,517	14,467
Total current assets	202,609	247,393
Property, plant and equipment, net	310,274	333,819
Goodwill	87,132	87,976
Other intangible assets	18,933	19,951
Other noncurrent assets	31,422	32,799
Total assets	$650,370	$721,938
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$8,528	$30,514
Accounts payable — trade	15,652	21,946
Accrued liabilities	64,880	60,507
Total current liabilities	89,060	112,967
Long-term debt, less current maturities	650,267	629,452
Deferred income taxes	28,727	34,890
Other noncurrent liabilities	46,274	45,965
Total liabilities	814,328	823,274
Commitments and contingencies (Note 17)
Deficit
Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 500 shares.	1	1
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 273,285 shares.	273	273
Accumulated deficit	(290,887)	(227,696)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,119)	(1,975)
Total New Enterprise Stone & Lime Co., Inc. deficit	(165,770)	(102,435)
Noncontrolling interest in consolidated subsidiaries	1,812	1,099
Total deficit	(163,958)	(101,336)
Total liabilities and deficit	$650,370	$721,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Year Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Revenue
Construction materials	$334,825	$354,549	$355,666
Heavy/highway construction	253,814	252,310	240,904
Traffic safety services and equipment	73,191	74,786	73,258
Other revenues	—	—	7,262
Total revenue	661,830	681,645	677,090
Cost of revenue (exclusive of items shown separately below)
Construction materials	234,313	257,622	259,972
Heavy/highway construction	244,116	239,294	232,953
Traffic safety services and equipment	56,936	59,422	60,044
Other expenses	—	—	4,534
Total cost of revenue	535,365	556,338	557,503
Depreciation, depletion and amortization	44,741	48,792	50,942
Asset impairment	5,249	7,636	4,704
Pension and profit sharing	6,119	7,247	8,325
Selling, administrative and general expenses	57,146	77,301	77,138
(Gain) loss on disposals of property, equipment and software	(1,065)	(891)	323
Operating income (loss)	14,275	(14,778)	(21,845)
Interest income	189	407	140
Interest expense	(81,828)	(86,871)	(75,987)
Loss before income taxes	(67,364)	(101,242)	(97,692)
Income tax benefit	(4,886)	(9,099)	(41,558)
Net loss	(62,478)	(92,143)	(56,134)
Less: Net income attributable to noncontrolling interest	(713)	(1,256)	(1,384)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(63,191)	(93,399)	(57,518)
Other comprehensive income (loss)
Unrealized actuarial (losses) gains and amortization of prior service costs, net of income taxes	(144)	447	(241)
Comprehensive loss	(62,622)	(91,696)	(56,375)
Less: Comprehensive income attributable to noncontrolling interest	(713)	(1,256)	(1,384)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(63,335)	$(92,952)	$(57,759)

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(62,478)	$(92,143)	$(56,134)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	44,741	48,792	50,942
Asset impairment	5,249	7,636	4,704
(Gain) loss on disposals of property, equipment and software	(1,065)	(891)	323
Non-cash payment-in-kind interest accretion	22,352	23,649	23,348
Amortization and write-off of debt issuance costs	4,328	14,014	10,060
Deferred income taxes	(4,978)	(8,880)	(41,547)
Bad debt expense	1,415	2,876	1,035
Changes in assets and liabilities:
Accounts receivable	10,003	(11,923)	23,535
Inventories	7,037	10,468	4,643
Other assets	(1,661)	(125)	(1,359)
Accounts payable	(8,598)	1,338	(5,617)
Other liabilities	4,382	6,753	6,097
Net cash provided by operating activities	20,727	1,564	20,030
Cash flows from investing activities
Capital expenditures	(24,543)	(17,134)	(42,394)
Capitalized software	(672)	(73)	(23)
Proceeds from sale of property and equipment	4,518	2,803	304
Change in cash value of life insurance	(114)	3,203	(3,333)
Change in restricted cash	14,607	(17,412)	199
Net cash used in investing activities	(6,204)	(28,613)	(45,247)
Cash flows from financing activities
Proceeds from revolving credit	—	283,302	224,729
Repayment of revolving credit	—	(285,202)	(298,361)
Repayments of short-term borrowing	(16,540)	—	—
Proceeds from issuance of long-term debt	—	155,591	268,641
Repayment of long-term debt	(5,271)	(92,380)	(155,202)
Payments on capital leases	(2,979)	(5,247)	(4,943)
Debt issuance costs	(332)	(12,607)	(14,062)
Distribution to noncontrolling interest	—	(2,050)	(1,083)
Net cash (used in) provided by financing activities	(25,122)	41,407	19,719
Net (decrease) increase in cash and cash equivalents	(10,599)	14,358	(5,498)
Cash and cash equivalents
Beginning of period	23,892	9,534	15,032
End of period	$13,293	$23,892	$9,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)

(In thousands)	Common Stock, Class A	Common Stock, Class B	Accumulated Deficit	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total New Enterprise Stone & Lime Co., Inc. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, February 29, 2012	$21	$251	$(76,779)	$126,964	$(2,181)	$48,276	$1,592	$49,868
Net (loss) income	—	—	(57,518)	—	—	(57,518)	1,384	(56,134)
Pension adjustment, net of tax of $104	—	—	—	—	(241)	(241)	—	(241)
Exchange of Class A voting common stock for Class B non-voting common stock (1)	(20)	22	—	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,083)	(1,083)
Balance, February 28, 2013	1	273	(134,297)	126,962	(2,422)	(9,483)	1,893	(7,590)
Net (loss) income	—	—	(93,399)	—	—	(93,399)	1,256	(92,143)
Pension adjustment, net of tax of $249	—	—	—	—	447	447	—	447
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,050)	(2,050)
Balance, February 28, 2014	1	273	(227,696)	126,962	(1,975)	(102,435)	1,099	(101,336)
Net (loss) income	—	—	(63,191)	—	—	(63,191)	713	(62,478)
Pension adjustment, net of tax of $101	—	—	—	—	(144)	(144)		(144)
Balance, February 28, 2015	$1	$273	$(290,887)	$126,962	$(2,119)	$(165,770)	$1,812	$(163,958)
(1) see Note 15. Stock Transactions, "Exchange of Common Stock" for further information.

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

Construction materials is comprised of aggregate production, including crushed stone and construction sand and gravel, hot mix asphalt production, and ready mixed concrete production.  Heavy/highway construction includes heavy construction, blacktop paving and other site preparation services. The Company’s heavy/highway construction operations are primarily supplied with construction materials from our construction materials segment.  Traffic safety services and equipment consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. The companies in the consolidated group as of the fiscal years ended February 28, 2015 and February 28, 2014 include New Enterprise Stone & Lime Co., Inc.; Gateway Trade Center Inc.; EII Transport Inc.; Protection Services Inc.; Work Area Protection Corp.; SCI Products Inc.; ASTI Transportation Systems, Inc.; Precision Solar Controls Inc.; Rock Solid Insurance Company; Kettle Creek Partners GP, LLC; and Kettle Creek Partners L.P.

The Consolidated Financial Statements also include the accounts of South Woodbury, L.P., which is 99% owned by certain life insurance trusts, which insure the lives of the principal stockholders of the Company. The remainder is owned by the Company through a 1% general partnership interest owned by a wholly-owned entity of the Company, NESL II, LLC.

Intercompany balances and transactions have been eliminated in consolidation.

Related Party Transactions

South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company’s corporate headquarters in New Enterprise, PA. The Company entered into the lease agreements on February 28, 2003. The original lease terms for both leases end on May 31, 2023 and the Company has one 5-year option to extend each lease. For the fiscal years ended February 28, 2013, the annual base rents for Roaring Spring, PA and New Enterprise, PA office buildings was $0.4 million and $2.0 million, respectively. The annual base rents were decreased to $0.3 million and $1.2 million for the Roaring Spring, PA and New Enterprise, PA office buildings for the fiscal years ended February 28, 2014 and February 28, 2015, respectively. The annual base rents for the Roaring Spring, PA and New Enterprise, PA office buildings may be reset to a fair market rate, as defined in the agreements.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of MacInnis Group, LLC ("the Lessee"). Under the arrangement, the Company has leased approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment with a net book value of approximately $3.2 million. The annual base rent begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. The Company also sold approximately $0.6 million of inventory, at cost, to the Lessee. As a result of the lease of our precast/prestressed concrete operations to MacInnis Group, LLC for fiscal year ended February 28, 2015, the Company received rental and transition service payments from MacInnis Group, LLC of $0.5 million.

The Company paid $0.1 million during the fiscal year ended February 28, 2015 in consulting fees to Larry R. Webber, a director of the Company, per a management consulting agreement.
On February 12, 2015, the Company sold miscellaneous land in Canoe Creek, Pennsylvania for $0.5 million to Donald L. Detwiler, a director of the Company, Vice Chairman of the Board and Executive Committee member.

Investments in entities in which the Company has an ownership interest of 50% or less are accounted for by the equity method. Investments in affiliated companies consist of a 12.6% membership interest in Means To Go, LLC as of February 28, 2015 and February 28, 2014. In conjunction with the Company’s 12.6% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make payments of $0.1 million annually during this period to cover projected minimal fixed charges of operating the aircraft and capital contributions. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC. Additionally, the Company is obligated to pay Bun Air Corp $0.1 million annually to cover fixed charges of operating the aircraft and an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. Certain shareholders of the Company are owners of Bun Air Corp.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash balances were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements as well as collateral on outstanding letters of credit or rentals.

The Company uses a cash pooling arrangement with a single financial institution with specific provisions for the right to offset positive and negative cash balances.  In addition, the Company has agreed to provide cash dominion for all accounts associated with this arrangement. Accordingly, the Company classifies net aggregate cash overdraft positions as other obligations within the current maturities of long-term debt, as applicable.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  The Company places its cash and temporary investments with high-quality financial institutions.  At times, such balances and investments may be in excess of federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and restricted cash.  The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania.  These entities include PennDOT, the Pennsylvania Turnpike Authority and various townships, municipalities, school districts and universities within Pennsylvania. The Company had $4.5 million and $8.0 million of accounts receivable from these governmental entities as of February 28, 2015 and February 28, 2014, respectively.  The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable balances.

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

The Company capitalizes interest cost during the period assets are being constructed.  There was no interest capitalized on construction in progress projects for the fiscal years ended February 28, 2015 and 2014 and $0.1 million of interest capitalized on construction in progress projects for the fiscal year ended February 28, 2013.

Goodwill and Goodwill Impairment

Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The impairment test for goodwill is a two-step process.  Under the first step, the fair value of the reporting unit is compared with its carrying value.  If the fair value of the reporting unit is less than its carrying value, an indication of impairment exists and the reporting unit must perform step two of the impairment test.  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  If the fair value of the reporting unit exceeds its carrying value under the first step, step two does not need to be performed.

Our reporting units were determined based on our organization structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. The Company has three operating segments, which is the basis for determining our reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations

The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We use significant judgment in determining the most appropriate method to estimate the fair values of each of our reporting units. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows and a market approach, which involves the application of revenue and earnings multiples of comparable companies. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. As of February 28, 2015 and February 28, 2014, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy. The Company completed the sale of certain non-core operations during the fiscal years ended February 28, 2015 and February 28, 2014 for which it allocated approximately $0.8 million and $1.1 million of goodwill, respectively, which was subsequently impaired.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are being amortized over a straight-line basis as follows:

Technology	15 years
Customer relationships	20 years
Trademarks	30 - 50 years

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We use a variety of methodologies in conducting the impairment assessment of our intangible assets, which are based on the assumptions the Company believes a hypothetical marketplace participant would use. For the intangible assets other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The fair value measurements for the impairments were categorized within Level 3 of the fair value hierarchy.

The Company completed the sale of certain non-core operations during the fiscal years ended February 28, 2015 and February 28, 2014 for which it allocated approximately $0.1 million of trademarks in each period.

During fiscal year 2013, the Company determined that factors had arisen which caused it to conclude that an indefinite useful life of its trademarks was no longer supportable and recorded impairments of $2.0 million related to its Traffic Safety Services and Equipment reporting unit and $2.7 million related to its Construction Materials reporting unit.

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

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation, primarily for reclamation costs, as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The associated asset retirement costs are capitalized as part of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on the settlement. All reclamation obligations are reviewed at least annually.

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

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 28, 2015 and February 28, 2014, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the Consolidated Balance Sheets.

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

We disclose the following information for each class of assets and liabilities that are measured at fair value: (i) the fair value measurement; (ii) the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3); and (iii) in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the fiscal year.

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. We have realigned our current divisional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into our Northern Region, Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into our Western Region, and Western New York into our Buffalo Region. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the fiscal year that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We establish provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the applicable accounting guidance, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for current and prior fiscal years in determining the adequacy of the provision for income taxes. Interest accrued related to unrecognized tax benefits and penalties related to income tax are both included as a component of the provision for taxes and adjust the income tax provision, the current tax liability and deferred taxes in the fiscal year during which the facts that give rise to a revision become known.

Use of Estimates

The preparation of the Consolidated Financial Statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and other intangible assets; recognition of revenue and loss contract reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves.  Actual results could differ from those estimates and those differences could be material.

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

The Company concluded the sale of its Block manufacturing and Construction Supply Center ("CSC") operations at its New Holland, PA location on March 14, 2014 for approximately $8.9 million. In addition to the sale of the Block manufacturing and CSC facilities at its New Holland, PA location, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at its Wescosville location as of the settlement date. The Company provided $4.1 million of the proceeds on the sale of the New Holland assets to the trustee of the $265.0 million 13% senior secured notes due 2018 ("the Secured Notes") of which $0.1 million of cash was held by the trustee and is recorded in restricted cash on the Consolidated Balance Sheet as of February 28, 2015. The gain on the sale of the New Holland assets was approximately $0.2 million. The Company completed the sale of certain properties at its Wescosville, PA location on December 24, 2014 for approximately $1.8 million in gross proceeds and recorded an additional impairment loss of $0.5 million. Assets held for sale at Wescosville were $2.8 million and $5.1 million and the assets held for sale at New Holland were $0.0 and $8.4 million as of February 28, 2015 and February 28, 2014, respectively. The Company expects to complete the sale of the remaining Wescosville assets during the fiscal year ending February 29, 2016.

During the second quarter of the fiscal year ended February 28, 2015, the Company received an offer to sell the aggregate, hot mix asphalt and ready mix operations at its Sheshequin, PA and Towanda, PA locations and as a result, considered the assets as held for sale. The Company recorded impairments of $2.2 million, $0.8 million, and $0.1 million related to fixed assets, goodwill, and intangible assets, respectively, for the fiscal year ended February 28, 2015. Assets held for sale at Sheshequin and Towanda were $4.4 million as of February 28, 2015. The assets held for sale are from the construction materials segment.

For the fiscal year ended February 28, 2015, the Company completed the sale of other non-core operations for approximately $1.2 million. The Company recorded an asset impairment of approximately $1.5 million related to equipment and inventory. The Company classified approximately $1.3 million of other non-core properties and office buildings as assets held for sale as of and for the fiscal year ended February 28, 2015. The Company recorded $0.1 million of impairments on those assets as of February 28, 2015.

The Company's assets held for sale as of February 28, 2015 and of February 28, 2014 consist of the following:

(in thousands)	February 28, 2015	February 28, 2014
Inventory	$961	$6,690
PP&E, net of impairment	7,556	7,777
	$8,517	$14,467

Liabilities related to assets held for sale at Sheshequin and Towanda were $1.1 million as of February 28, 2015 and classified as part of "Accrued Liabilities" in the Consolidated Balance Sheet.

Restructuring

The Company initiated, during the fiscal year ended February 28, 2014, and continued through February 28, 2015 a cost savings and operational efficiency plan (the “Plan”).  The Plan has focused on headcount reductions, operational efficiencies, and administrative savings.  The Company has realigned its current divisional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into its East Region, combining its Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into its Western Region, and streamlining its New York region. The Company has also consolidated its heavy/highway construction operations. This has resulted in modification of the senior level organizational structure which the Company anticipates will reduce costs, streamline responsibilities and decision making and drive best practices and efficiencies across the organization. The plan was substantially completed by February 28, 2015.

The restructuring activities for the fiscal years ended February 28, 2015 and 2014 resulted in pre-tax charges of approximately $7.5 million and $7.1 million, respectively, comprised of approximately $1.4 million for severance and related benefit costs and approximately $6.1 million in outside advisory services related to the implementation of the Plan during the fiscal year ended February 28, 2015 and approximately $3.7 million for severance and related benefit costs and approximately $3.4 million in outside advisory services related to the implementation of the Plan during the fiscal year ended February 28, 2014. These expenses were recorded in selling, administrative and general expenses. The Company accrued approximately $1.5 million and $1.3 million of severance costs and consulting fees as a component of Accrued liabilities in the Consolidated Balance Sheet at February 28, 2015 and February 28, 2014, respectively. The Company incurred approximately $14.6 million since the inception of the Plan through February 28, 2015.
The following table presents changes to Accrued restructuring:

(In thousands)	February 28, 2015	February 28, 2014
Beginning balance	$1,300	$—
Additional accruals recorded	7,507	7,134
Payments on or reductions of accrued restructuring charges	(7,346)	(5,834)
Ending balance	$1,461	$1,300

Recently Issued and Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not anticipate that this standard will have a material effect on its Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standards requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual reporting period. This implementation deadline proposed a deferral to annual reporting periods beginning after December 15, 2017, and interim reporting periods beginning after December 15, 2017, while nonpublic entities are required to apply the standard for annual reporting periods beginning after December 15, 2018, and interim reporting periods beginning after December 15, 2019. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that none of its assets held for sale for the fiscal years ended February 28, 2015 and February 28, 2014 met the requirements for discontinued operations.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At February 28, 2015, the Company was in compliance with all of its financial covenants.

3.    Accounts Receivable

The Company’s accounts receivable consists of the following:

(In thousands)	February 28, 2015	February 28, 2014
Costs and estimated earnings in excess of billings	$7,392	$9,838
Trade	39,792	51,310
Retainages	7,281	5,399
	54,465	66,547
Allowance for doubtful accounts	(4,564)	(5,228)
Accounts receivable, net	$49,901	$61,319

Costs and estimated earnings in excess of billings related to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

4.    Inventories

The Company's inventories consist of the following:

(In thousands)	February 28, 2015	February 28, 2014
Crushed stone, agricultural lime and sand	$70,112	$70,820
Safety equipment	14,187	12,091
Parts, tires and supplies	7,753	10,187
Raw materials	7,980	10,542
Building materials	1,066	1,012
Other	1,108	2,661
	$102,206	$107,313

As of February 28, 2015 and February 28, 2014, inventory of approximately $1.0 million and $6.7 million, respectively, were excluded from the above and included in assets held for sale.

5.    Property, Plant & Equipment

The Company’s property, plant and equipment consist of the following:

(In thousands)	February 28, 2015	February 28, 2014
Limestone and sand acreage	$146,293	$148,327
Land, buildings and building improvements	87,097	90,392
Crushing, prestressing, and manufacturing plants	305,923	316,772
Contracting equipment, vehicles and other	307,644	293,336
Construction in progress	3,923	730
Property, plant and equipment	850,880	849,557
Less: Accumulated depreciation and depletion	(540,606)	(515,738)
Property, plant and equipment, net	$310,274	$333,819

Depreciation expense was $39.6 million, $44.8 million and $47.5 million for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $26.3 million and $23.3 million as of February 28, 2015 and February 28, 2014, respectively. Included in the accumulated depreciation and depletion category above are accumulated depreciation for capital leases of $18.8 million and $18.4 million as of February 28, 2015 and February 28, 2014, respectively.

Property, plant and equipment excluded from the above and included in assets held for sale consist of:

(in thousands)	February 28, 2015	February 28, 2014
Property, plant and equipment	$11,252	$13,099
Impairment of property, plant and equipment *	(3,696)	(5,322)
	$7,556	$7,777
* See Note 1 "Nature of Operations and Summary of Significant Accounting Policies" for further discussion

6.                   Goodwill and Other Intangible Assets

Goodwill

The following tables presents the gross amount of goodwill and accumulated impairment losses by segment:

	February 28, 2015			February 28, 2014
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses*	Net Carrying Amount
Construction materials	$122,371	$(41,084)	$81,287	$122,371	$(40,240)	$82,131
Traffic safety services and equipment	5,845	—	5,845	5,845	—	5,845
	$128,216	$(41,084)	$87,132	$128,216	$(40,240)	$87,976

*Goodwill of $0.8 million and $1.1 million were allocated to the sale of certain business operations and included in assets held for sale and subsequently impaired during the fiscal years ended February 28, 2015 and February 28, 2014, respectively. See Note 1. "Nature of Operations and Summary of Significant Accounting Policies" for further discussion.

The following table presents the net goodwill activity for the fiscal year ended February 28, 2015:

(In thousands)	February 28, 2014 Net Carrying Amount	Impairment and Other Impairment Losses	Goodwill allocated on sale	February 28, 2015 Net Carrying Amount
Construction materials	$82,131	$—	$(844)	$81,287
Traffic safety services and equipment	5,845	—	—	5,845
	$87,976	$—	$(844)	$87,132

The following table presents the net goodwill activity for the fiscal year ended February 28, 2014:

(In thousands)	February 28, 2013 Net Carrying Amount	Impairment and Other Impairment Losses	Goodwill allocated on sale	February 28, 2014 Net Carrying Amount
Construction materials	$83,228	$—	$(1,097)	$82,131
Traffic safety services and equipment	5,845	—	—	5,845
	$89,073	$—	$(1,097)	$87,976

As discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, goodwill of $0.8 million and $1.1 million in the fiscal years ended February 28, 2015 and February 28, 2014, respectively, were allocated to the sale of certain non-core business operations and included in assets held for sale and subsequently impaired. The Company made no changes to the allocation of goodwill by reportable segment.

Other Intangible Assets

The Company’s intangible assets consist of the following:

	February 28, 2015			February 28, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,000	$(4,207)	$7,793	$12,000	$(3,607)	$8,393
Technology	600	(273)	327	600	(233)	367
Trademarks	11,364	(551)	10,813	11,468	(277)	11,191
	$23,964	$(5,031)	$18,933	$24,068	$(4,117)	$19,951

As discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, trademarks of $0.1 million in the fiscal years ended February 28, 2015 and February 28, 2014 were allocated to the sale of certain non-core business operations and included in assets held for sale and subsequently impaired. In the fiscal year ended February 28, 2013, impairments of our trademarks was $4.7 million. The aggregate amortization expense related to amortizable intangible assets was $0.9 million, $0.9 million, and $0.6 million for the fiscal years ended February 28, 2015, February 28, 2014, and February 28, 2013 respectively, and recorded as part of depreciation, depletion and amortization expense.

The estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In thousands)
2016	$909
2017	909
2018	909
2019	909
2020	909
Thereafter	14,388
$18,933

7.    Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

(In thousands)	February 28, 2015	February 28, 2014
Deferred financing fees (less current portion of $2,905 and $4,324, respectively)	$10,314	$13,207
Capitalized software (net of accumulated amortization of $3,364 and $2,161, respectively)	7,553	8,084
Cash value of life insurance (net of loans of $3,035 and $3,200 respectively)	1,249	1,135
Deferred stripping costs	4,514	3,900
Other	7,792	6,473
Total other noncurrent assets	$31,422	$32,799

During the fiscal year ended February 28, 2015, we paid $0.3 million of deferred financing fees previously accrued. As part of our debt refinancing transactions in the fiscal year ended February 28, 2014, the Company paid $12.6 million and recognized a loss on debt retirement of approximately $10.1 million related to the write-off of unamortized debt issuance costs, and was recorded as part of interest expense. As part of the Company's debt refinancing transaction in the fiscal year ended February 28, 2013, the Company incurred approximately $15.0 million of deferred financing fees and recognized a loss on debt retirement of approximately $6.4 million related to write-off of unamortized debt issuance costs and was recorded as part of interest expense. The amortization expense related to capitalized software was $1.2 million and $1.1 million for the fiscal years ended February 28, 2015 and February 28, 2014, respectively, and recorded as part of depreciation, depletion and amortization expense. The amortization expense related to deferred stripping was $0.9 million and $0 for the fiscal years ended February 28, 2015 and February 28, 2014, respectively, and was recorded as part of depreciation, depletion and amortization expense.

8.    Accrued Liabilities

The Company’s accrued liabilities consist of the following:

(In thousands)	February 28, 2015	February 28, 2014
Interest	$23,408	$21,279
Insurance	24,565	23,661
Payroll and vacation	5,805	6,484
Withholding taxes	858	2,350
Billings in excess of costs and estimated earnings on uncompleted contracts	3,082	1,431
Contract expenses *	2,676	727
Other	4,486	4,575
Total accrued liabilities	$64,880	$60,507

* Included within contract expenses is $1.5 million and $0 of provision for loss contracts as of February 28, 2015 and February 28, 2014, respectively.

9.    Long-Term Debt

The Company’s long-term debt consists of the following:

(In thousands)	February 28, 2015	February 28, 2014
RCA ($27.3 million and $36.5 million available as of February 28, 2015 and 2014, respectively), interest rate of 6.25% at February 28, 2015 and 2014	5,873	22,413
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	323,956	300,962
Term Loans, interest rate of 8% at February 28, 2015 and 2014	70,000	70,000
Land, equipment and other obligations	6,201	11,488
Obligations under capital leases	2,765	5,103
Total debt	658,795	659,966
Less: Current portion	(8,528)	(30,514)
Total long-term debt	$650,267	$629,452

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

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The Term Loans bear interest, at the Company’s option, at rates based upon LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

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

On or after September 1, 2014, the Company was permitted to redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

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

For the interest period commencing on March 15, 2014 the Company elected to increase the cash interest portion to 6.0% and reduce the PIK interest portion to 7.0%. PIK interest accrued as of February 28, 2015 and February 28, 2014 was $10.4 million and $11.0 million, respectively, and was recorded as a long-term obligation in other noncurrent liabilities. On March 4, 2015 the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2015 in the form of 7% cash payment and 6% payment in kind, which represents $23.8 million and $20.4 million of interest, respectively, for the same 12-month period. At February 28, 2015, the inception-to-date PIK interest was $69.4 million ($59.0 million was recorded as an increase of the Secured Notes and $10.4 million was recorded as a long-term obligation in other noncurrent liabilities).

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

At any time prior to March 15, 2015, the Company was permitted to redeem at its option up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. The Company was also permitted to redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a ‘‘make-whole’’ premium. On and after March 15, 2015, the Secured Notes will be redeemable, in whole or in part, at the redemption prices specified as follows:

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

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $0.5 million and $0.6 million of new obligations under various financing arrangements related to equipment, assets and other in the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

Obligations include loans of $5.8 million and $6.6 million as of February 28, 2015 and February 28, 2014, respectively, principally secured by the headquarters of South Woodbury at 3.5% as of February 28, 2015 and February 28, 2014.

From 1998 through 2005, the Company issued four revenue bonds to different industrial development authorities for counties in Pennsylvania in order to fund the acquisition and installation of plant and equipment.  These bonds were repaid in April 2014. The Company’s plant and equipment provided collateral under these borrowings and for the letters of credit.

The remaining obligations of $0.4 million and $0.7 million as of February 28, 2015 and February 28, 2014, respectively, were at weighted average interest rates of 3.9% and 4.1%, respectively.

Obligations under capital lease

The Company has various arrangements for the lease of machinery and equipment which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Maturity

Our debt matures in each of the succeeding fiscal years and thereafter as follows:

(In thousands)
2016	$8,528
2017	2,010
2018	60,174
2019	586,027
2020	1,003
Thereafter	1,053
$658,795

Fair value

The Company has determined the estimated fair value of its publicly registered long-term debt based on Level 2 of the fair value hierarchy using information available from recent financings, current borrowings, including quoted market prices. The estimated fair value of the Company's variable rate debt approximates its carrying amounts as the interest rates reset periodically. The carrying values and fair values of the Company's long-term debt were as follows:

(In thousands)	February 28, 2015	February 28, 2014
Carrying value (including current maturities)	$658,795	$659,966
Fair value (including current maturities)	666,678	687,240

10. Income Taxes

The components of the U.S. federal and state income tax benefit for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 consisted of:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Current U.S. federal	$—	$—	$—
Current State	13	17	(11)
Deferred U.S. federal	(3,617)	(5,488)	(35,878)
Deferred State	(1,282)	(3,628)	(5,669)
Income tax benefit	$(4,886)	$(9,099)	$(41,558)

The detail of (benefit) expense for income taxes and a reconciliation of the statutory to effective tax benefit for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 are as follows:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Federal statutory tax	$(23,895)	$(35,435)	$(34,192)
State taxes, net of federal benefit	378	(8,466)	(7,987)
Depletion	(2,866)	(2,758)	(2,223)
Tax contingencies	—	—	11
Valuation allowance, net	21,497	37,032	2,879
Other	—	528	(46)
Income tax benefit	$(4,886)	$(9,099)	$(41,558)

The effective income tax rate is 7.3% in the fiscal year ended February 28, 2015, compared to 9.0% in the fiscal year ended February 28, 2014 and 42.5% in the fiscal year ended February 28, 2013.

Deferred income taxes arise due to certain items being includable in the determination of taxable income in periods different than for financial reporting purposes.  The tax effect of significant types of temporary differences and carry forwards that gave rise to our deferred tax assets and liabilities consist of the following:

(In thousands)	February 28, 2015	February 28, 2014
Deferred tax assets related to
Inventory	$1,079	$1,482
Defined benefit plans	1,795	1,504
Accrued expenses	5,100	5,678
Workers’ compensation	10,022	9,436
Bad debt reserve	1,894	2,161
Reclamation	8,401	8,506
Leases	3,182	3,457
Other	4,121	3,438
Tax loss carryforwards	124,731	100,477
Total deferred tax assets	160,325	136,139
Deferred tax liabilities related to
Depreciable and amortizable assets	(105,438)	(113,725)
Other	(138)	(137)
Total deferred tax liabilities	(105,576)	(113,862)
Less: Valuation allowance	(80,846)	(53,454)
Net deferred tax liabilities	$(26,097)	$(31,177)

Deferred income taxes have been classified in the accompanying Consolidated Balance Sheets as follows:

(In thousands)	February 28, 2015	February 28, 2014
Deferred tax assets - current	$2,630	$3,713
Deferred tax liabilities - noncurrent	(28,727)	(34,890)
Net deferred tax liabilities	$(26,097)	$(31,177)

In assessing whether the deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized based upon an assessment of both positive and negative evidence as prescribed by applicable accounting guidance. The Company’s cumulative loss in the most recent three-year fiscal year, inclusive of the loss for the fiscal year ended February 28, 2015, represents sufficient negative evidence to require a valuation allowance against certain federal and state deferred tax assets. Although realization is not assured, the Company has concluded that the deferred tax assets, net of valuation allowance, as of February 28, 2015 will be realized. Any change to the determination of the realizability of the net deferred tax assets in the future would be charged to income in the period such determination is made.

During the fiscal year ended February 28, 2015, we increased our valuation allowance by approximately $27.4 million. The increase to the valuation allowance was primarily the result of the lower current year net operating losses for federal and state tax purposes.  As of February 28, 2015 and February 28, 2014 the valuation allowance associated with certain federal net operating losses was $53.6 million and $30.9 million, respectively. As of February 28, 2015 and February 28, 2014 the valuation allowance associated with the state tax jurisdictions was $27.2 million and $22.5 million, respectively.

The Company has U.S. federal net operating losses that will begin to expire in 2028 totaling approximately $264.9 million and $208.7 million as of February 28, 2015 and February 28, 2014, respectively.  The Company has state net operating losses of approximately $287.6 million and $280.2 million as of February 28, 2015 and February 28, 2014, respectively, with various expiration dates from February 2016 to February 2035.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended February 28, 2015 and February 28, 2014 is as follows:

(In thousands)	February 28, 2015	February 28, 2014
Beginning balance	$3,750	$3,400
Gross increases - current period tax positions	431	401
Gross increases - prior period tax positions	—	—
Gross decreases - prior period tax positions	—	(51)
Ending balance	$4,181	$3,750

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million as of February 28, 2015 and February 28, 2014.

We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.  For the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, interest and penalties accrued were not material.

We file annual tax returns in the various federal, state and local income taxing jurisdictions in which we operate.  These tax returns are subject to examination and possible challenge by the taxing authorities.  Positions challenged by the taxing authorities may be settled or appealed by the Company. The Company’s number of open tax years varies by jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2011.

11. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

(In thousands)	February 28, 2015	February 28, 2014
Reclamation costs (see footnote 13. Asset Retirement Obligatons)	$18,835	$18,745
Executive deferred compensation liability (see footnote 12. Retirement and Benefit Programs)	5,512	5,790
PIK accrued interest (see footnote 9. Long-Term Debt)	10,394	11,035
Other	11,533	10,395
Total other noncurrent liabilities	$46,274	$45,965

12.    Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, collectively bargained multiemployer plans, or a noncontributory profit sharing plan.

Multiemployer Pension Plans

The Company participates in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts.  As of February 28, 2015, approximately 24% of our workforce was covered by collective bargaining agreements.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary: Green represents a plan that is more than 80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

A summary of the multiemployer plans is as follows:

		Pension Protection Act Zone Status (1)		Contributions by the Company for the period ended (In thousands)			Subject to Financial Improvement Plan
Pension Fund	Identification Number			February 28, 2015	February 28, 2014	February 28, 2013		Surcharge Imposed
		2013	2012
A	25-6029946	Red	Red	$945	$995	$1,060	Yes	Yes
B	25-1046087	Red	Red	453	523	536	Yes	Yes
C	36-6052390	Green	Green	832	349	329	No	No
D	15-0614642	Red	Red	280	248	202	No	No
E	16-0845094	Yellow	Yellow	431	176	130	No	No
F	53-0181657	Green	Green	38	36	32	No	No
G	23-6262789	Green	Yellow	176	199	198	No	No
H	23-6580323	Green	Green	37	34	32	No	No
I	23-6405239	Green	Green	114	64	25	No	No
				$3,306	$2,624	$2,544

(1)	The Pension Protection Act Zone Status defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

A.	Western Pennsylvania Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this group expires on April 30, 2017.

B.
Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund.  The Collective Bargaining Agreement with this group expired on April 30, 2014. This contract is currently under negotiations.

C.	Central Pension Fund of the International Union of Operating Engineers and Participating Employers. The Collective Bargaining Agreements with this group expires on various dates through 2016.

D.	Upstate New York Engineers Benefit Fund Local 17. The Collective Bargaining Agreements with this group expires on various dates through 2017.

E.	Buffalo Laborers Pension Fund Local 210. The Collective Bargaining Agreement with this group expires March 31, 2017.

F.	National Electric Benefit Fund. The Collective Bargaining Agreement with this group expired on December 31, 2014. This contract is currently under consignatory agreement.

G.	Central Pennsylvania Teamsters. The Collective Bargaining Agreement with this group expires on January 31, 2016.

H.	Laborers Local 158 Health, Welfare & Pension Funds. The Collective Bargaining Agreement with this group expires on April 30, 2016.

I.	542 International Union of Operating Engineers Benefit Funds. The Collective Bargaining Agreement with this group expired on April 30, 2014. This contract is currently under consignatory agreement.

The Company provided more than 5% of the total contributions to B - Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund during the Plan’s periods ended June 30, 2014, 2013, and 2012.  It did not provide more than 5% of the total contributions for any of the other multiemployer plans.  The contribution amounts were determined by the union contracts and the Company does not administer or control the funds.  However, in the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans’ unfunded vested benefits, the amount of which, if any, has not been determined.  The Company presently has no plans to withdraw from these plans.

Defined Benefit Plans

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts.  The benefits are based on years of service.  The funded status reported on the balance sheets as of February 28, 2015 and February 28, 2014 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis.  Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  The components of net pension expense are as follows for the fiscal years ended:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Net periodic benefit cost
Service cost	$344	$343	$271
Interest cost	420	401	396
Expected return on plan assets	(602)	(575)	(636)
Amortization of prior service cost	57	66	59
Recognized net actuarial loss	202	263	248
Total pension expense	$421	$498	$338
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$504	$(367)	$434
Changes due to plan amendments	—	—	218
Amortization of prior service cost	(57)	(66)	(59)
Amortization of net actuarial loss	(202)	(263)	(248)
Total recognized in accumulated other comprehensive loss	245	(696)	345
Total recognized net periodic benefit cost and accumulated other comprehensive loss	$666	$(198)	$683

The following table sets forth the plans’ benefit obligation, fair value of plan assets and funded status as follows:

(In thousands)	February 28, 2015	February 28, 2014
Change in benefit obligation
Benefit obligation at beginning of year	$10,188	$10,299
Service cost	344	343
Interest cost	420	401
Actuarial (gain) loss	511	(248)
Benefits paid	(541)	(607)
Benefit obligation at end of year	10,922	10,188
Change in plan assets
Fair value of plan assets at beginning of year	8,749	8,358
Actual return on plan assets	608	694
Employer contributions	328	304
Benefits paid	(541)	(607)
Fair value of plan assets at end of year	9,144	8,749
Funded status at end of year	$(1,778)	$(1,439)
Amounts recognized in the balance sheet consist of
Other noncurrent assets	$—	$—
Other noncurrent liabilities	(1,778)	(1,439)
Net amount recognized	$(1,778)	$(1,439)

The accumulated benefit obligation for the plans was $10.9 million and $10.2 million as of February 28, 2015 and February 28, 2014, respectively.

The amounts in accumulated other comprehensive loss that have not yet been recognized as a component of net period benefit cost are as follows:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Unrecognized net actuarial losses	$3,344	$3,041	$3,672
Unrecognized prior service costs	264	322	388
	$3,608	$3,363	$4,060

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost related to unrecognized net actuarial losses and prior service costs during fiscal year ending February 28, 2016 is approximately $0.3 million.

Weighted average assumptions used to determine benefit obligations were as follows:

	February 28, 2015	February 28, 2014	February 28, 2013
Discount rate	3.50%	4.25%	4.00%
Expected return on plan assets	7.00%	7.00%	8.00%

Weighted average assumptions used to determine net periodic pension expense were as follows:

	February 28, 2015	February 28, 2014	February 28, 2013
Discount rate	4.25%	4.00%	4.25%
Expected return on plan assets	7.00%	7.00%	8.00%

The Company’s overall expected long-term rate of return on assets is 7.00%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

The asset allocations of the plans were as follows:

	February 28, 2015		February 28, 2014
Asset class	Target	Actual	Target	Actual
Equity securities	60%	61%	59%	73%
Debt securities	40%	39%	41%	27%
	100%	100%	100%	100%
The plans’ investments measured at fair value on a recurring basis, along with their hierarchy level were as follows:

	Fair Value Measurement Using
(In thousands)	February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$232	$232	$—	$—
Fixed income pooled funds	2,459	—	2,459	—
Fixed income mutual funds	826	826	—	—
Equity pooled funds	4,037	—	4,037	—
Equity mutual funds	247	247	—	—
International equity pooled funds	707	—	707	—
International equity mutual funds	636	636	—	—
	$9,144	$1,941	$7,203	$—

	Fair Value Measurement Using
(In thousands)	February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$2,095	$2,095	$—	$—
Fixed income mutual funds	2,329	2,329	—	—
Equity mutual funds	1,882	1,882	—	—
International equity funds	1,073	1,073	—	—
Balanced mutual funds	1,370	1,370	—	—
	$8,749	$8,749	$—	$—

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

The Company expects to make contributions of approximately $0.4 million to the plans during the fiscal year ending February 28, 2016.

Estimated future benefit payments for the defined benefit plans in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2016	$538
2017	557
2018	576
2019	577
2020	584
Thereafter	2,908

Other Plans

The Company maintains, for certain salaried and hourly employees, an investment plan pursuant to which eligible employees can invest various percentages of their earnings. Prior to October 2013 the Company matched the employee contributions of up to a maximum of 1.5% to 3% of an employee's compensation. From October 2013 through April 2014, the company's matching contribution was reduced to a maximum of 0.5% to 1%. After April 2014, the company increased the matching contribution to a maximum of 1.5% to 3%. Additionally, the Company may make special voluntary contributions to all employees eligible to participate in the plan, regardless of whether they contributed during the year. Contributions were approximately $2.5 million, $4.4 million and $5.4 million for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively and recorded within pension and profit sharing line of the Consolidated Statements of Comprehensive Loss.

The Company has a nonqualified benefit plan for a select group of management employees. The plan has four levels of participants and benefits vary depending on classification. The plan consists of a defined Company contribution, elective deferrals and a death benefit. The Company froze contributions to this plan effective November 1, 2013, and has no plans to reopen contributions. Elective deferrals cannot exceed 50% of salary and 90% of bonus. As of each June 30 vesting date, the Company contributions allocated to a participant’s account more than one but no more than two years prior to the vesting date vest at 40%, and an additional 20% per year thereafter until they are 100% vested. Elective deferrals are always 100% vested. Contributions were approximately $0 million, $0.4 million and $1.2 million for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively and were recorded within selling, administrative and general expenses in the Consolidated Statements of Comprehensive Loss. The death benefit prior to termination of employment is the greater of the death benefit which ranges from 3.25 times base compensation to 6.5 times base compensation or the participant’s vested account. The death benefit following termination of employment is the participant’s vested account. Company contributions do not vest any right, title or interest to any specific asset of the Company and are considered unsecured general obligations of the Company. The Company has chosen to purchase individual life insurance policies on this select group of management employees and the life insurance is considered an asset of the Company. The cash surrender value of the life insurance policy as of February 28, 2015 and February 28, 2014 was $1.2 million and $1.1 million, net of loans, and recorded as part of other noncurrent assets. The liability as of February 28, 2015 and February 28, 2014 was $5.5 million and $5.8 million is recorded as a component of Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company has unfunded supplemental retirement agreements with individuals previously associated with the Company which had actuarial present values of future payments of $0.3 million at February 28, 2015, February 28, 2014 and February 28, 2013, which are included in other noncurrent liabilities in the Consolidated Balance Sheets.

The Company maintains postretirement life insurance and medical benefits plans for certain employees eligible to participate in the plans after meeting certain age and years of service requirements. The actuarial present value of future life insurance premium and medical benefit payments under these plans was $0.3 million and $0.2 million at February 28, 2015 and February 28, 2014, respectively.

13.    Asset Retirement Obligations

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities upon the closure of quarries. The liability is initially measured at estimated fair value and is subsequently adjusted for accretion expenses and changes in the amount or timing of the estimated cash flows. These asset retirement obligations relate to all underlying land parcels, including both owned properties and mineral leases.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company recognized depreciation expense related to its asset retirement obligations of $1.1 million, $0.9 million and $2.7 million in the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively. We recognized accretion expense related to our asset retirement obligations totaling $1.5 million, $0.8 million and $0.6 million in the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.  Accretion expense is reported in Cost of Revenue in the Consolidated Statements of Comprehensive Loss.

The following table shows the changes in the asset retirement obligations for the fiscal years ended:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Balance at March 1	$18,745	$13,655	$11,360
Accretion expense	1,483	846	642
Liabilities incurred	—	—	—
Change in estimated obligations	5	5,246	6,438
Liabilities settled (1)	(1,398)	(1,002)	(4,785)
	$18,835	$18,745	$13,655

(1) Includes obligations related to assets held for sale at Sheshequin and Towanda of $1.1 million as of February 28, 2015.

14.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the fiscal years ended:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Capital lease and other noncash obligations incurred	$4,796	$2,162	$2,185
Cash paid for interest, net of amounts capitalized	52,957	46,214	37,672
Cash paid for taxes	11	24	11

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

16.    Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the following:

(In thousands)	Before-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
Net unrealized income (loss) arising during the period	$(504)	$208	$(296)
Reclassification of prior service costs and net actuarial loss into earnings	259	(107)	152
Year ended February 28, 2015	$(245)	$101	$(144)
Net unrealized income (loss) arising during the period	$367	$(132)	$235
Reclassification of prior service costs and net actuarial loss into earnings	329	(117)	212
Year ended February 28, 2014	$696	$(249)	$447
Net unrealized income (loss) arising during the period	$(652)	$197	$(455)
Reclassification of prior service costs and net actuarial loss into earnings	307	(93)	214
Year ended February 28, 2013	$(345)	$104	$(241)

17.    Commitments and Contingencies

Lease commitments

The Company has various noncancelable operating leases with initial or remaining terms in excess of one year. In addition, certain leases contain early purchase options that if exercised would reduce the minimum payments.

The future minimum payments under these operating leases are payable in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2016	$1,937
2017	1,676
2018	1,167
2019	739
2020	552
Thereafter	1,943
$8,014

Total operating lease expenses were $7.7 million, $8.6 million and $3.8 million in the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Contingencies

In the normal course of business, the Company has commitments, lawsuits, claims and contingent liabilities.  The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, Statement of Comprehensive Income (Loss) or liquidity.

The Company maintains a self-insurance program for workers’ compensation (Pennsylvania employees) coverage, which is administered by a third party management company. The Company’s self-insurance retention is limited to $1.0 million per occurrence with the excess covered by workers’ compensation excess liability insurance. The Company is required to maintain a $2.4 million surety bond with the Commonwealth of Pennsylvania. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company also maintains four self-insurance programs for health coverage with losses limited to $0.3 million per employee.  Additionally, the Company is required to and does provide a letter of credit in the amount of $0.1 million to guarantee payment of the deductible portion of its liability coverage which existed prior to January 1, 2008. We are also required to maintain a $20,000 surety bond to cover the deductible portion of our workers' compensation policies for 1992 and 1993.

The Company also maintains a captive insurance company, Rock Solid Insurance Company (“RSIC”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage. On April 8, 2011, RSIC entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage. The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of February 28, 2015 and February 28, 2014, in our Consolidated Balance Sheets. Reserves for retained losses within this captive, which are recorded in accrued liabilities in our Consolidated Balance Sheets, were approximately $15.5 million and $14.0 million as of February 28, 2015 and February 28, 2014, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies.  Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 8, “Accrued Liabilities” totaled $9.1 million and $9.7 million as of February 28, 2015 and February 28, 2014, respectively. Included in other noncurrent assets, is approximately $6.7 million in the fiscal year ended February 28, 2015 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are recoverable from insurance companies of approximately $6.7 million were recorded in other noncurrent liabilities in our Consolidated Balance Sheets.

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

Construction materials produces aggregates (crushed stone, construction sand and gravel), hot mix asphalt and ready mixed concrete for sale to third parties and internal use.  Construction materials serve markets primarily in Pennsylvania and western New York. The high weight-to-value ratio of aggregates and the time in which ready-mixed concrete and hot mix asphalt begin to set, limit the efficient distribution range for these products to roughly a 1-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

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

The Company reviews earnings of the segments principally at the operating profit level and accounts for inter-segment and certain intra-segment sales at prices that range from negotiated rates to those that approximate fair market value.  Segment operating profit consists of revenue less operating costs and expenses. Corporate and unallocated costs include those administrative and financial costs which are not allocated to segment operations and are excluded from segment operating profit. These costs include corporate administrative functions, unallocated corporate functions and other business line administrative functions. In the first quarter of the fiscal year ended February 28, 2014, management began assessing performance of its operations without the allocation of indirect costs of its selling, administrative and general expense. Indirect costs include corporate administrative functions such as trade receivable billings and collections, payment processing, accounting, legal, IT and other administrative costs, unallocated corporate functions and divisional administrative functions. Operating loss for the twelve months ended February 28, 2013 as reflected in the financial data below, included allocated indirect selling, administrative and general costs of $20.9 million for construction materials and heavy/highway construction segments. Additionally, prior to the fiscal year ended February 28, 2014, management assessed inter-segment equipment costs as part of construction materials operations and now includes these costs within heavy/highway construction. Costs associated with inter-segment equipment costing were $3.3 million and $3.5 million in the fiscal year ended February 28, 2015 and February 28, 2014, respectively. Segment assets are those assets that are used in each segment’s operations and include only assets directly identified with those operations. Corporate and unallocated assets include principally cash and cash equivalents, prepaid and other assets, deferred income taxes and cash value of life insurance. The accounting policies of the segments are the same as those described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”.

The following is a summary of certain financial data for the Company’s operating segments:

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Revenue
Construction materials	$464,245	$507,957	$505,026
Heavy/highway construction	253,804	252,310	248,188
Traffic safety services and equipment	88,058	88,834	84,463
Other revenues	—	—	15,264
Segment totals	806,107	849,101	852,941
Eliminations	(144,277)	(167,456)	(175,851)
Total revenue	$661,830	$681,645	$677,090
Operating (loss) income
Construction materials	$60,895	$50,452	$27,567
Heavy/highway construction	(1,947)	2,633	(6,800)
Traffic safety services and equipment	4,019	444	(5,769)
Corporate and unallocated	(48,692)	(68,307)	(36,843)
Total operating (loss) income	$14,275	$(14,778)	$(21,845)

(In thousands)	February 28, 2015		February 28, 2014		February 28, 2013
Product and services revenue
Construction materials
Aggregates	$196,132		$195,699		$189,084
Hot mix asphalt	167,042		170,433		196,474
Ready mixed concrete	70,513		66,314		62,705
Precast/prestressed structural concrete	19,172		27,569		26,460
Masonry products	851		19,223		16,083
Construction supply centers	4,217		14,148		14,220
Other	6,318	(1)	14,571	(1)	—
Heavy/highway construction	253,804		252,310		248,188
Traffic safety services and equipment	88,058		88,834		84,463
Other revenues	—		—		15,264	(1)
Eliminations	(144,277)		(167,456)		(175,851)
Total revenue	$661,830		681,645		$677,090
Product and services operating income (loss)
Construction materials
Aggregates	$40,226		$29,792		$14,074
Hot mix asphalt	16,930		21,202		16,851
Ready mixed concrete	7,558		4,361		1,284
Precast/prestressed structural concrete	(1,664)		208		(1,852)
Masonry products	(151)		(644)		(876)
Construction supply centers	152		850		790
Other	2,942		1,845		—
Asset impairment	(5,098)		(7,162)		(2,704)
Heavy/highway construction	(1,947)		2,633		(6,800)
Traffic safety services and equipment	4,019		444		(5,769)
Corporate and unallocated	(48,692)		(68,307)		(36,843)
Total operating (loss) income	$14,275		$(14,778)		$(21,845)
(1) Prior to the fiscal year ended February 28, 2014, the Company reported other revenues separately, which management now includes within the construction materials segment.

(In thousands)	February 28, 2015	February 28, 2014	February 28, 2013
Depreciation, depletion and amortization
Construction materials	$30,130	$33,667	$28,183
Heavy/highway construction	8,191	7,580	11,819
Traffic safety services and equipment	4,935	5,906	7,312
Corporate and unallocated	1,485	1,639	3,628
Total depreciation, depletion and amortization	$44,741	$48,792	$50,942
Expenditures for assets (1)
Construction materials	$18,248	$12,667	$29,725
Heavy/highway construction	6,843	3,452	11,613
Traffic safety services and equipment	4,866	3,000	2,302
Corporate and unallocated	54	250	962
Total expenditures for assets	$30,011	$19,369	$44,602
(1) Includes $1.5 million of deferred stripping and $0.7 million of capitalized software for the fiscal year ended February 28, 2015.

(In thousands)	February 28, 2015	February 28, 2014
Segment assets
Construction materials	$450,182	$481,011
Heavy/highway construction	44,552	54,334
Traffic safety services and equipment	56,197	55,084
Corporate and unallocated	99,439	131,509
Total assets	$650,370	$721,938

Sales to one customer of $138.1 million, $172.0 million and $151.5 million represented more than 10% of our revenues, in the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

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

Condensed Consolidating Balance Sheet at February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,633	$60	$4,600	$—	$13,293
Restricted cash	1,301	88	15,788	—	17,177
Accounts receivable	39,125	10,762	14	—	49,901
Inventories	87,995	14,211	—	—	102,206
Net investment in lease	—	—	1,198	(1,198)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	8,038	836	11	—	8,885
Assets held for sale	8,517	—	—	—	8,517
Total current assets	155,527	26,669	21,611	(1,198)	202,609
Property, plant and equipment, net	290,137	20,137	5,810	(5,810)	310,274
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets	7,640	11,293	—	—	18,933
Investment in subsidiaries	85,531	—	—	(85,531)	—
Intercompany receivables	3,308	29,169	(34)	(32,443)	—
Other noncurrent assets	28,097	977	2,348	—	31,422
Total assets	$651,527	$94,090	$29,735	$(124,982)	$650,370
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$8,955	$—	$771	$(1,198)	$8,528
Accounts payable - trade	8,510	6,265	331	546	15,652
Accrued liabilities	47,876	1,508	15,496	—	64,880
Total current liabilities	65,341	7,773	16,598	(652)	89,060
Intercompany payables	34,087	(1,098)	—	(32,989)	—
Long-term debt, less current maturities	645,228	—	5,039	—	650,267
Obligations under capital leases, less current installments	5,810	—	—	(5,810)	—
Deferred income taxes	23,466	5,261	—	—	28,727
Other noncurrent liabilities	43,365	561	2,348	—	46,274
Total liabilities	817,297	12,497	23,985	(39,451)	814,328
(Deficit) equity					0
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(165,770)	81,593	3,938	(85,531)	(165,770)
Noncontrolling interest	—	—	1,812	—	1,812
Total (deficit) equity	(165,770)	81,593	5,750	(85,531)	(163,958)
Total liabilities and (deficit) equity	$651,527	$94,090	$29,735	$(124,982)	$650,370

Condensed Consolidating Balance Sheet at February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,344	$—	$2,548	$—	$23,892
Restricted cash	11,996	92	15,596	—	27,684
Accounts receivable	49,093	12,212	271	(257)	61,319
Inventories	95,135	12,178	—	—	107,313
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	2,749	964	—	—	3,713
Other current assets	8,131	839	35	—	9,005
Assets held for sale	14,467	—	—	—	14,467
Total current assets	202,915	26,285	19,097	(904)	247,393
Property, plant and equipment, net	314,140	19,679	6,969	(6,969)	333,819
Goodwill	82,131	5,845	—	—	87,976
Other intangible assets	7,904	12,047	—	—	19,951
Investment in subsidiaries	81,037	—	—	(81,037)	—
Intercompany receivables	720	27,794	(34)	(28,480)	—
Other noncurrent assets	29,336	1,115	2,348	—	32,799
Total Assets	$718,183	$92,765	$28,380	$(117,390)	$721,938
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$30,317	$—	$844	$(647)	$30,514
Accounts payable - trade	17,892	3,858	453	(257)	21,946
Accrued liabilities	44,603	1,531	14,373	—	60,507
Total current liabilities	92,812	5,389	15,670	(904)	112,967
Intercompany payables	27,632	848	—	(28,480)	—
Long-term debt, less current maturities	623,714	—	5,738	—	629,452
Obligations under capital leases, less current installments	6,969	—	—	(6,969)	—
Deferred income taxes	26,477	8,413	—	—	34,890
Other noncurrent liabilities	43,014	603	2,348	—	45,965
Total liabilities	820,618	15,253	23,756	(36,353)	823,274
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(102,435)	77,512	3,525	(81,037)	(102,435)
Noncontrolling interest	—	—	1,099	—	1,099
Total (deficit) equity	(102,435)	77,512	4,624	(81,037)	(101,336)
Total liabilities and (deficit) equity	$718,183	$92,765	$28,380	$(117,390)	$721,938

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$585,381	$79,192	$4,174	$(6,917)	$661,830
Cost of revenue (exclusive of items shown separately below)	476,698	62,527	2,736	(6,596)	535,365
Depreciation, depletion and amortization	39,626	5,115	—	—	44,741
Asset impairment	5,098	151	—	—	5,249
Pension and profit sharing	5,878	241	—	—	6,119
Selling, administrative and general expenses	49,617	7,323	206	—	57,146
(Gain) loss on disposals of property, equipment and software	(864)	(201)	—	—	(1,065)
Operating (loss) income	9,328	4,036	1,232	(321)	14,275
Interest expense, net	(81,899)	45	(106)	321	(81,639)
(Loss) income before income taxes	(72,571)	4,081	1,126	—	(67,364)
Income tax benefit	(4,886)	—	—	—	(4,886)
Equity in earnings of subsidiaries	4,494	—	—	(4,494)	—
Net (loss) income	(63,191)	4,081	1,126	(4,494)	(62,478)
Less: Net income attributable to noncontrolling interest	—	—	(713)	—	(713)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(63,191)	4,081	413	(4,494)	(63,191)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(144)	—	—	—	(144)
Comprehensive (loss) income	(63,335)	4,081	1,126	(4,494)	(62,622)
Less: comprehensive income attributable to noncontrolling interest	—	—	(713)	—	(713)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(63,335)	$4,081	$413	$(4,494)	$(63,335)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$596,854	$88,213	$8,855	$(12,277)	$681,645
Cost of revenue (exclusive of items shown separately below)	492,108	70,200	5,879	(11,849)	556,338
Depreciation, depletion and amortization	42,715	6,077	—	—	48,792
Asset impairment	7,162	474	—	—	7,636
Pension and profit sharing	6,974	273	—	—	7,247
Selling, administrative and general expenses	67,094	9,860	347	—	77,301
Loss on disposals of property, equipment and software	(754)	(137)	—	—	(891)
Operating income (loss)	(18,445)	1,466	2,629	(428)	(14,778)
Interest expense, net	(86,549)	(57)	(286)	428	(86,464)
(Loss) income before income taxes	(104,994)	1,409	2,343	—	(101,242)
Income tax benefit	(8,988)	(111)	—	—	(9,099)
Equity in earnings of subsidiaries	2,607	—	—	(2,607)	—
Net (loss) income	(93,399)	1,520	2,343	(2,607)	(92,143)
Less: Net income attributable to noncontrolling interest	—	—	(1,256)	—	(1,256)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(93,399)	1,520	1,087	(2,607)	(93,399)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	447	—	—	—	447
Comprehensive (loss) income	(92,952)	1,520	2,343	(2,607)	(91,696)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,256)	—	(1,256)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(92,952)	$1,520	$1,087	$(2,607)	$(92,952)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$593,624	$86,563	$7,714	$(10,811)	$677,090
Cost of revenue (exclusive of items shown separately below)	492,386	70,929	4,999	(10,811)	557,503
Depreciation, depletion and amortization	42,452	8,490	—	—	50,942
Asset impairment	2,704	2,000	—	—	4,704
Pension and profit sharing	7,996	329	—	—	8,325
Selling, administrative and general expenses	66,261	10,509	368	—	77,138
Gain on disposals of property, equipment and software	193	130	—	—	323
Operating income	(18,368)	(5,824)	2,347	—	(21,845)
Interest expense, net	(75,149)	(289)	(409)	—	(75,847)
(Loss) income before income taxes	(93,517)	(6,113)	1,938	—	(97,692)
Income tax benefit	(36,735)	(4,823)	—	—	(41,558)
Equity in earnings of subsidiaries	(736)	—	—	736	—
Net (loss) income	(57,518)	(1,290)	1,938	736	(56,134)
Less: Net income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(57,518)	(1,290)	554	736	(57,518)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(241)	—	—	—	(241)
Comprehensive (loss) income	(57,759)	(1,290)	1,938	736	(56,375)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(57,759)	$(1,290)	$554	$736	$(57,759)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$12,089	$5,835	$4,203	$(1,400)	$20,727
Cash flows from investing activities					0
Capital expenditures	(18,764)	(5,779)	—	—	(24,543)
Capitalized software	(672)	—	—	—	(672)
Proceeds from sale of property and equipment	4,518	—	—	—	4,518
Change in cash value of life insurance	(114)	—	—	—	(114)
Change in restricted cash	14,795	4	(192)	—	14,607
Net cash used in investing activities	(237)	(5,775)	(192)	—	(6,204)
Cash flows from financing activities					0
Proceeds from revolving credit	—	—	—	—	—
Repayment of revolving credit	—	—	—	—	—
Net repayments of short term borrowings	(16,540)	—	—	—	(16,540)
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	(4,712)	—	(559)	—	(5,271)
Payments on capital leases	(2,979)	—	—	—	(2,979)
Debt issuance costs	(332)	—	—	—	(332)
Dividends Paid	—	—	(1,400)	1,400	—
Distribution to noncontrolling interest	—	—	—	—	—
Net cash provided by (used in) financing activities	(24,563)	—	(1,959)	1,400	(25,122)
Net (decrease) increase in cash and cash equivalents	(12,711)	60	2,052	—	(10,599)
Cash and cash equivalents					0
Beginning of fiscal year	21,344	—	2,548	—	23,892
End of fiscal year	$8,633	$60	$4,600	$—	$13,293

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(3,898)	$2,648	$5,814	$(3,000)	$1,564
Cash flows from investing activities					0
Capital expenditures	(14,055)	(3,079)	—	—	(17,134)
Capitalized software	(73)	—	—	—	(73)
Proceeds from sale of property and equipment	2,404	399	—	—	2,803
Change in cash value of life insurance	3,203	—	—	—	3,203
Change in restricted cash	(10,673)	13	(6,752)	—	(17,412)
Net cash used in investing activities	(19,194)	(2,667)	(6,752)	—	(28,613)
Cash flows from financing activities					0
Proceeds from revolving credit	283,302	—	—	—	283,302
Repayment of revolving credit	(285,202)	—	—	—	(285,202)
Proceeds from issuance of long-term debt	155,591	—	—	—	155,591
Repayment of long-term debt	(91,432)	—	(948)	—	(92,380)
Payments on capital leases	(5,247)	—	—	—	(5,247)
Debt issuance costs	(12,607)				(12,607)
Dividends paid	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(2,050)	—	(2,050)
Net cash provided by (used in) financing activities	44,405	—	(5,998)	3,000	41,407
Net increase (decrease) in cash and cash equivalents	21,313	(19)	(6,936)	—	14,358
Cash and cash equivalents					0
Beginning of period	31	19	9,484	—	9,534
End of period	$21,344	$—	$2,548	$—	$23,892

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 28, 2013

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$13,575	$2,681	$3,774	$—	$20,030
Cash flows from investing activities					0
Capital expenditures	(39,259)	(3,135)	—	—	(42,394)
Capitalized software	(23)	—	—	—	(23)
Proceeds from sale of property and equipment	304	—	—	—	304
Change in cash value of life insurance	(3,333)	—	—	—	(3,333)
Change in restricted cash	205	(3)	(3)	—	199
Net cash used in investing activities	(42,106)	(3,138)	(3)	—	(45,247)
Cash flows from financing activities					0
Proceeds from revolving credit	224,729	—	—	—	224,729
Repayment of revolving credit	(298,361)	—	—	—	(298,361)
Proceeds from issuance of long-term debt	268,641	—	—	—	268,641
Repayment of long-term debt	(154,548)	—	(654)	—	(155,202)
Payments on capital leases	(4,943)	—	—	—	(4,943)
Debt issuance costs	(14,062)	—	—	—	(14,062)
Distribution to noncontrolling interest	—	—	(1,083)	—	(1,083)
Net cash used in financing activities	21,456	—	(1,737)	—	19,719
Net increase in cash and cash equivalents	(7,075)	(457)	2,034	—	(5,498)
Cash and cash equivalents					0
Beginning of period	7,106	476	7,450	—	15,032
End of period	$31	$19	$9,484	$—	$9,534

20.    Unaudited Quarterly Financial Data

The following is a summary of selected quarterly financial information (unaudited) for each of the quarterly periods in the fiscal years ended February 28, 2015 and February 28, 2014:

	Fiscal Year 2015
(in thousands)	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015
Revenue	$140,428	$247,569	$209,661	$64,172
Operating income (loss)	(9,351)	32,030	19,258	(27,662)
Net income (loss)	(27,435)	10,750	(1,498)	(44,295)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(27,571)	10,611	(1,639)	(44,736)

	Fiscal Year 2014
(in thousands)	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014
Revenue	$147,744	$242,365	$221,346	$70,190
Operating income (loss)	(13,535)	27,497	13,676	(42,416)
Net income (loss)	(29,237)	8,527	(5,085)	(66,348)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(29,907)	8,387	(5,208)	(66,224)

21.    Subsequent Events

On March 5, 2015, the Company sold at auction 37 acres of land previously attached to the New Holland facilities for $3.4 million in cash, and recognized a gain of approximately $3.2 million. On April 9, 2015, the Company closed on the sale of its Sheshequin and Towanda, PA locations for $3.4 million in cash. Both properties were classified as assets held for sale as of February 28, 2015.

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
The report of PwC on the Consolidated Financial Statements of the Company for the fiscal years ended February 28, 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
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

Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). During the first quarter of the fiscal year ended February 28, 2015, we transitioned our system of internal control from COSO's 1992 Framework to COSO's more recently issued 2013 Integrated Framework, which we believe enhanced our internal controls over financial reporting. Our transition to COSO's 2013 Integrated Framework was not in response to our previously reported material weaknesses in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 28, 2015, February 28, 2014, February 29, 2013, February 28, 2012 and February 28, 2011 management identified certain material weaknesses in our internal control over financial reporting as further described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. As of this filing, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015. We have completed the related internal control design and implementation activities that include financial statement analytical review and disclosure review. Based upon the policies, procedures and processes implemented, we believe we no longer have a material weakness related to an effective control environment that consistently emphasized adherence to GAAP as of fiscal year end 2015.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired a Director of Financial Reporting, Business Unit Controllers, Internal Audit Director and Internal Audit resources. In March 2013, we appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. These areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources. Although we recently hired a Chief Information Officer, we continue to experience turnover of Information Technology resources. We will continue our remediation efforts during fiscal year 2016.

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

As part of our remediation efforts, we developed and implemented policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of GAAP. We continue to assess the need for additional policies and procedures based on business needs and changes. In addition, the Board of Directors approved a Delegation of Authority policy during the fiscal year 2015. Based upon the policies, procedures and processes implemented we believe we no longer have a material weakness as of fiscal year end 2015.

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

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. To augment the policies and procedures and provide additional structure, the Board of Directors approved a Delegation of Authority policy during the fiscal year 2015. We will continue our remediation efforts during fiscal year 2016.

We did not maintain effective monitoring of controls:

•
We did not maintain effective monitoring of controls in certain areas. This deficiency resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls which was identified as a material weakness during the 2012 fiscal year end financial reporting process by management and its independent auditors.

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a system of ongoing monitoring that includes the reporting of control deficiencies. We have also implemented a series of management reports to augment our analytical review processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, numerous review and approval controls in these areas, and an internal control certification by business process owners. We have continued to monitor certain controls as we have completed our testing of internal control effectiveness. Additionally, we have implemented software to assist in the process of reviewing, testing and managing our controls. Based upon the policies, procedures and processes implemented, we believe we no longer have a material weakness as of fiscal year end 2015.

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

As part of our remediation efforts, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. Although we recently hired a Chief Information Officer, we continue to experience turnover of Information Technology resources. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have designed information technology general controls and we have begun implementation. We will continue our remediation efforts during fiscal year 2016.

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

As described above, we have provided training, made configuration changes to our ERP, and provided training to staff. We have designed information technology general controls and we have begun implementation. All locations are now operating on the new ERP. As mentioned previously, we recently hired a Chief Information Officer but continue to experience turnover of Information Technology resources. We will continue our remediation efforts during fiscal year 2016.

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

As part of our remediation efforts, we have continued to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We are evaluating segregation of duties and have designed information technology general controls which we have begun to implement. Although we recently hired a Chief Information Officer, we continue to experience turnover of Information Technology resources. We will continue our remediation efforts during fiscal year 2016.

•
We did not maintain effective controls over accounting for contracts including those in our Traffic Safety and Services operations. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion in 2012, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2015, 2014, 2013 and 2012 year-end financial closing and reporting processes.

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools and we are in the process of implementing project management software. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Despite these efforts, we have made significant accounting adjustments associated with contracts during fiscal year 2015. We will continue our remediation efforts during fiscal year 2016.

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

We have implemented a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include price, invoice, shipment, adjustments and account reconciliation reviews related to sales of tangible goods.  We will continue our remediation efforts during fiscal year 2016.

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

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during fiscal year 2016.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We will continue our remediation efforts during fiscal year 2016.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the fiscal year ended February 28, 2015, are fairly stated in all material respects.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, management used the criteria set forth by COSO in International Control - Integrated Framework. During the first quarter of the fiscal year ended February 28, 2015, we transitioned our system of internal control from COSO's 1992 Framework to COSO's more recently issued 2013 Integrated Framework, which we believe enhanced our internal controls over financial reporting. Our transition to COSO's 2013 Integrated Framework was not in response to our previously reported material weaknesses in our internal control over financial reporting. Based on this assessment, our management concluded that, as of February 28, 2015, our internal control over financial reporting was ineffective due to the material weaknesses set forth above.

Changes in Internal Control Over Financial Reporting

We believe the following material weaknesses have been addressed as of the fourth quarter ended February 28, 2015:

•
We believe we have implemented controls that consistently emphasized adherence to GAAP. Specifically, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Additionally, we reorganized existing resources to better match the accounting needs of the organization. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. We have developed and implemented policies and procedures which emphasize adherence to GAAP and made these available to employees on the company’s intranet site. As of this filing, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015. We have completed the related internal control design and implementation activities that include financial statement analytical review and disclosure review.

•
We believe we have implemented controls to ensure complete and accurate business documentation to support certain transactions and accounting records. Specifically, we developed and implemented policies and procedures to ensure that we maintain appropriate business and accounting records and formally document the application of GAAP. We continue to assess the need for additional policies and procedures based on business needs and changes. In addition, the Board of Directors approved a Delegation of Authority policy that was placed into effect for the fiscal year 2015.

•
We believe we have implemented effective monitoring controls. Specifically, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have implemented a system of ongoing monitoring that includes the reporting of control deficiencies. We have also implemented a series of management reports to augment our analytical review processes. We have completed the related internal control design and implementation activities that include financial statement analytical review, numerous review and approval controls in these areas, and an internal control certification by business process owners. Further, we have continued to monitor certain controls as we have completed our testing of internal control effectiveness.

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

Item 9B.                           OTHER INFORMATION.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Kevin Reed, our Chief Operating Officer since November 2013, resigned as of February 28, 2015.

PART III
Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of May 18, 2015 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	80	Director, Chairman of the Board and Executive Committee Member
Donald L. Detwiler	71	Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	56	President, Chief Executive Officer, Secretary, Director, and Executive Committee Member
Albert L. Stone	55	Executive Vice President, Chief Financial Officer and Treasurer
Robert Schmidt	60	Executive Vice President and Chief Operating Officer
Steven B. Detwiler	52	Director
James W. Van Buren	49	Director
Donald Devorris	79	Director
William A. Gettig	88	Director
F. James McCarl	67	Director
Larry R. Webber	67	Director

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

Albert L. Stone has served as our Executive Vice President and Chief Financial Officer since March 22, 2013. Mr. Stone previously served as U.S. Chief Financial Officer of Aggregates Industries, a leading producer of aggregate-based construction materials in the United States and the United Kingdom, which he held since 1997. Prior to this, Mr. Stone served as Chief Financial Officer of Bardon, Inc. since 1995. Mr. Stone received a Masters of Business Administration from The College of William and Mary in 1988 and a Bachelor of Arts degree from the University of Vermont in 1981.

Robert J. Schmidt started with the Company in September 2014, and was appointed as our Executive Vice President and Chief Operating Officer in April 2015. Mr. Schmidt has had thirty years' experience as a senior executive in the construction materials industry. Previously, Mr. Schmidt served as Vice President and General Manager at LoJac Materials from 2012 to 2014, as Vice President and Principal at Client Builder Sales and Marketing from 2011 to 2012, and he served as Region Vice President General Manager at Vulcan Materials from 2007 to 2011. Prior to this, Mr. Schmidt served as Vice President General Manager at Hunt Martin Materials from 2003 to 2007, and was the Vice President of Production and then Senior Vice President of Rogers Group, from 1987 to 2003. Mr. Schmidt received a Masters of Civil Engineering from the University of Louisville in 1978 and a Bachelor of Science in Civil Engineering and Business from the University of Louisville in 1977.

Steven B. Detwiler has served as a director of NESL since 1998. He also served as our Senior Vice President-Construction Materials from 2011 through March 2014. Prior to that, he served as our Vice President-Aggregates from 2000 to his departure in March 2014. Mr. Detwiler served as the President of Buffalo Crushed Stone Division since 2000. Prior to this, Mr. Detwiler was Vice President of Valley Quarries, Inc. From 1990 to 1993, he was the manager of the Equipment & Supply Division of the Company. Before joining the Company in 1990, Mr. Detwiler spent six years in the United States Army where he was honorably discharged at the rank of Captain. Mr. Detwiler graduated with a B.S. from the United States Military Academy in West Point, New York. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Paul I. Detwiler, III and Jeffrey D. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 20 years with the Company, and his experience as an officer of several of our divisions, contributed to our conclusion that he should serve as a director of the Company.

James W. Van Buren has served as a director of NESL since 2000. Mr. Van Buren is currently President of Pennstress, a division of MacInnis Group, LLC. He also served as our Executive Vice President from 2011 to 2013, as our Chief Operating Officer from 2000 to 2013 and as President of Work Area Protection Corp. from 2011 to 2013. From 1996 until 2011, he was our Vice President-Development. Prior to this, he was our production coordinator in the Contract Division. Prior to joining the Company, he was a real estate analyst and appraiser for four years with Thomas J. Maher in Philadelphia. Mr. Van Buren graduated from Juniata College in 1986 with a B.S. in Environmental Biology and received a Master of Business Administration from St. Francis College in 1996. Mr. Van Buren is the son-in-law of Donald L. Detwiler. Mr. Van Buren’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 15 years with the Company, and his experience as our former Executive Vice President and Chief Operating Officer, contributed to our conclusion that he should serve as a director of the Company.

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

Larry R. Webber has served as a director of NESL since December 2008. Mr. Webber is currently managing director of the Institute for Strategic Management, where he has worked since 2009. Prior to that he was President of L.R. Webber Associates, Inc., where he worked from 1976 through 2006. Mr. Webber has a B.A. in economics from Westminster College and an M.A. in industrial relations from St. Francis University. Mr. Webber’s strategic management and business consulting experience, including as a managing director of Institute for Strategic Management and as executive officer of L.R. Webber Associates, Inc., along with over 36 years of experience as a business advisor contributed to our conclusion that he should serve as a director of the Company. Mr. Webber entered into a consulting agreement with the Company in the fiscal year ended February 28, 2015.

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

Board Committees

Our board of directors has an audit committee, a compensation committee, an executive committee and an independent committee. All of the committees, other than the compensation committee and executive committee, are comprised entirely of independent, non-management directors.

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

Our audit committee is comprised of Messrs. Devorris, Gettig and McCarl. Mr. Devorris is the Chairman of the audit committee. Our board of directors has determined that all members of our audit committee are independent.  Although our board of directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

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

Independent Committee

Our independent committee’s function is to discuss the facts and circumstances of any dispute arising among our stockholders in their capacities as managers of our businesses when such dispute involves the operation and management of our businesses. Our independent committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Gettig is the chairman of our independent committee. Our board of directors has determined that all members of our independent committee are independent for the purposes of this committee, except Mr. Webber.  This committee has not formally convened as there have been no events which would require their attention to date.

Special Committee
The board has a special committee consisting of Messrs. Devorris, Gettig, McCarl and Webber, that has overseen the development of a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan.

Code of Ethics

As a privately held company we are not obligated to adopt a formal code of ethics, however, copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Item 11.                             EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our (i) principal executive officer during fiscal year ended February 28, 2015, (ii) principal financial officer during the fiscal year ended February 28, 2015, and (iii) the three other most highly compensated executive officers who were serving at the end of fiscal year ended February 28, 2015, (which we refer to collectively as our named executive officers) are as follows:

•	Paul I. Detwiler, Jr. - Chairman of the Board, Director, and Executive Committee member;

•	Donald L. Detwiler - Vice Chairman of the Board, Director, and Executive Committee member;

•	Paul I. Detwiler, III - Chief Executive Officer, President and Secretary, Director, and Executive Committee member;

•	Albert L. Stone - Executive Vice President, Chief Financial Officer, and Treasurer; and

•	Kevin E. Reed - Chief Operating Officer. Mr. Reed was no longer employed by the Company as of February 28, 2015.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We are a privately-held company founded and wholly-owned by one family, the Detwiler family, and our senior management team, including most of our named executive officers, includes many third and fourth generation members of the Detwiler family. As a result, our executive compensation philosophy is streamlined. The compensation of our named executive officers, including our Chairman and Vice Chairman of the Board, for the fiscal year ended February 28, 2015 was determined, reviewed and approved by our Chairman of the Board and Vice Chairman of the Board with significant input and direction from our Chief Executive Officer.

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

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the company and the scope of their responsibilities.  As of the end of the fiscal year ended February 28, 2015, the base salaries of our Chairman of the Board and our Vice Chairman of the Board generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

•	the scope and/or changes in individual responsibilities;

•	overall compensation of the executive;

•	overall compensation for all our executive officers and employees;

•	market changes in compensation;

•	our financial condition and results of operations; and

•	individual performance.

Base salaries for each of Paul I. Detwiler, Jr. and Donald L. Detwiler for the fiscal year ended February 28, 2015 have remained approximately the same as compared to base salaries for the fiscal year ended February 28, 2014.

Bonuses. Our named executive officers are awarded cash bonuses based upon performance and the other discretionary elements described below. Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company. Bonuses for the fiscal year ended February 28, 2015 were determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):

•market changes in compensation;
•the requests of the individual named executive officers; and
•our financial condition and results of operations.

Final bonus decisions for for the fiscal year ended February 28, 2015 were by private negotiation amongst our named executive officers, which are made by our Chairman of the Board and our Vice Chairman of the Board in consultation with our Chief Executive Officer. Bonuses are generally awarded annually at the end of the performance period. However, bonuses are also paid from time to time during the year to our named executive officers on a discretionary basis to reward specific accomplishments in connection with our operations or to cover certain expenses described under “Perquisites and Other Personal Benefits” below.

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

Perquisites and Other Personal Benefits.  We provide the following perquisites and other personal benefits to our named executive officers:

•	we have subscribed for company life insurance policies for certain of our named executive officers and pay all premiums under such policies;

•	we pay or reimburse some of our named executive officers for membership dues in various country clubs;

•	we pay an annual car allowance to some of our named executive officers; and

•	we lease various aircraft and pay some of the charges related to the use of such aircraft by some of our named executive officers.

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

Compensation Committee

Our Compensation Committee is comprised of Messrs. Devorris, Gettig, McCarl and Webber. Mr. Webber is the Chairman of the Compensation Committee.  Our Board of Directors has determined that all members of our Compensation Committee, except for Mr. Webber, are independent for the purpose of this Committee.

Our Compensation Committee is responsible for the oversight of risks relating to the compensation of our executive officers and directors, as well as our compensation and benefit plans, policies and programs. The purposes of the Compensation Committee are to:

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

Members of the Compensation Committee:

Donald Devorris
William A. Gettig
F. James McCarl
Larry R. Webber, Chair

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during for the fiscal years ended February 28, 2013, February 28, 2014, and February 28, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total $
Paul I. Detwiler, Jr.	2015	400,000	—	—	8,183	343,625	(2)	751,808
Director, Chairman	2014	441,670	484,232	—	13,777	43,465	(2)	983,144
of the Board and	2013	432,436	513,788	—	19,973	55,093	(2)	1,021,290
Executive
Committee Member

Donald L. Detwiler	2015	400,000	—	—	10,170	49,266	(3)	459,436
Director, Vice Chairman,	2014	442,148	320,141	—	19,344	42,532	(3)	824,165
Executive	2013	434,545	377,522	—	15,234	57,430	(3)	884,731
Committee Member

Paul I Detwiler, III	2015	385,000	—	—	10,270	28,146	(4)	423,416
President, Chief Executive	2014	358,323	—	—	14,967	27,467	(4)	400,757
Officer and Corporate	2013	335,780	69,666	—	15,075	20,374	(4)	440,895
Secretary, Director and
Executive Committee Member

James W. Van Buren	2015	—	—	—	—	—	(5)	—
Executive-Vice President (until July 2013)	2014	737,560	—	—	8,378	19,869	(5)	760,547
Chief Operating Officer (until July 2013)	2013	338,305	56,196	—	15,376	23,358	(5)	433,235
Director and Executive
Committee Member

Steven B. Detwiler	2015	540,733	—	—	800	21,150	(6)	562,683
Senior Vice President	2014	324,618	—	—	10,603	14,718	(6)	349,939
Construction Materials (until March 2014)	2013	321,798	31,286	—	13,902	18,894	(6)	385,880
Director and Executive
Committee Member

Albert L. Stone	2015	352,500	170,000	—	12,122	18,950	(7)	553,572
Executive Vice President	2014	305,000	—		10,015	1,081	(7)	316,096
Chief Financial Officer	2013	50,000	—		2,500	—	(7)	52,500
Treasurer

Kevin Reed	2015	961,869	50,000		5,503	47,167	(8)	1,064,539
Executive Vice President (until February 2015)
Chief Operating Officer (until February 2015)
(1)Includes only the amount contributed to 401(k) plans.

(2)
Includes company paid life insurance premiums ($8,481 in 2015, 2014, and 2013, respectively), country club membership dues ($0, $919 and $1,053 in 2015, 2014 and 2013, respectively), use of company aircraft ($27,888, $19,524 and $25,646 in 2015, 2014 and 2013, respectively), use of company automobile ($2,713 in 2015, $2,757 in

2014 and $2,313 in 2013), company paid legal services ($923 in 2015, $8,164 in 2014 and $13,980 in 2013), company paid supplemental disability insurance premiums ($3,620 in 2015, 2014, and 2013) and a $300,000 negotiated payment in connection with Mr. Detwiler, Jr.’s consent to the assignment by the Company of life insurance policies on his life. The Company received approximately $1.4 million from the third party assignee as consideration for the assignment.

(3)
Includes company paid life insurance premiums ($4,446 in 2015, 2014 and 2013, respectively), country club membership dues ($0, $4,346, $4,482 in 2015, 2014 and 2013, respectively), use of company aircraft ($13,894, $16,465, $24,650 in 2015, 2014 and 2013, respectively), use of company automobile ($2,713 in 2015, $2,757 in 2014 and $2,313 in 2013, respectively), company paid legal services ($22,147 in 2015, $8,452 in 2014 and $15,473 in 2013) and company paid supplemental disability insurance premiums ($6,066 in 2015, 2014 and 2013, respectively).

(4)
Includes company paid life insurance premiums ($1,581 in 2015, 2014 and 2013, respectively), use of company aircraft ($18,374, $20,576, $13,831 in 2015, 2014 and 2013, respectively), use of company automobile ($2,113 in 2015, $2,161 in 2014 and $1,813 in 2013), company paid legal services ($923 in 2015, $0 in 2014 and 2013, respectively) and company paid supplemental disability insurance premiums ($5,155 in 2015, and $3,149 in 2014 and 2013, respectively).

(5)
Includes company paid life insurance premiums ($0, $1,185, and $1,185 in 2015, 2014 and 2013, respectively), country club membership dues ($0, $4,199 and $5,892 in 2015, 2014 and 2013, respectively), use of company aircraft ($0, $3,118 and $13,516 in 2015, 2014 and 2013, respectively), use of company automobile ($0, $1,081 and $1,813 in 2015, 2014 and 2013, respectively) and company paid supplemental disability insurance premiums ($0, $952 and $952 in 2015, 2014 and 2013, respectively).

(6)
Includes company paid life insurance premiums ($1,365 in 2015, 2014 and 2013, respectively), country club membership dues ($0, $11,192 and $10,359 in 2015, 2014 and 2013, respectively), use of company aircraft ($0, $0 and $4,277 in 2015, 2014 and 2013, respectively), use of company automobile ($15,329, $2,161 and $1,813 2015, 2014 and 2013, respectively) and company paid supplemental disability insurance premiums ($4,455 in 2015, and $1,080 in 2014 and 2013, respectively).

(7)	Includes company paid life insurance premiums ($3,975 in 2015, and $0 in 2014 and 2013, respectively), and company paid relocation expenses ($14,975 in 2015, $0 in 2014 and 2013, respectively).

(8)
Includes severance package of $601,452 in 2015, and $0 in 2014 and 2013, respectively, company paid life insurance premiums ($1,830 in 2015, and $0 in 2014 and 2013, respectively), company paid relocation expenses ($45,006 in 2015, $0 in 2014 and 2013, respectively), use of company aircraft ($1,465, $0, $0 in 2015, 2014 and 2013, respectively), and use of company automobile ($696 in 2015, $0 in 2014 and $0 in 2013, respectively).

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

Director Compensation

Our non-executive directors receive an annual retainer of $20,000, plus the following fees:

•$10,000 Audit committee chair retainer fee;
•$7,500 Compensation committee chair retainer fee;
•$5,000 Retainer fee for all other committee chairs;
•$2,500 Board meeting fee for in-person attendance;
•$500 Board and committee fees for telephonic meetings or actions by written consent; and
•$35,000 Special committee fee, a one time fee to cover all past and future special committee meetings.

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

Director Compensation Table for the fiscal year ended February 28, 2015

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors during the fiscal year ended February 28, 2015.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Donald Devorris	83,500	—	—	83,500
William A. Gettig	83,500	—	—	83,500
F. James McCarl	90,200	—	—	90,200
Larry R. Webber	78,500	—	149,525	228,025
James W. Van Buren	33,000	—	—	33,000
Steven B. Detwiler	31,030	—	—	31,030

(1)	Includes compensation for consulting fees and travel expenses.

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

Item 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have a Series of Class A Voting Common Stock, with a par value of $1.00, which we refer to as Class A Stock, and a Series of Class B Non-Voting Stock, with a par value of $1.00, which we refer to as Class B Stock. As of May 18, 2015, there were 500 shares of Class A Stock issued and outstanding and 273,285 shares of Class B Stock issued and outstanding.

We have no equity compensation plans.

Each holder of Class A Stock is entitled to one vote per share of Class A Stock, and each holder of Class B Stock is not entitled to vote except as otherwise mandated by Delaware law.

The following table sets forth information, as of May 18, 2015, regarding the beneficial ownership of our common stock. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise provided, the address of each individual or entity listed below is c/o New Enterprise Stone & Lime Co., Inc., 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, Pennsylvania 16664.

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

In connection with Mr. Steven B. Detwiler’s termination of employment with the Company, the Company and Mr. Detwiler entered into a Separation and Release Agreement on March 27, 2014 (the “Release Agreement”). The Release Agreement generally provides for, in consideration for a release of all claims from Mr. Detwiler, (i) a severance payment of $945,000, payable to Mr. Detwiler in monthly installments of $39,375 over a period of twenty-four (24) months from the Termination Date; (ii) payment by the Company of the full premiums of Mr. Detwiler’s (including his eligible dependents) group health plan coverage under the Company’s group health plan until Mr. Detwiler’s or his spouse’s (if Mr. Detwiler dies before age 65) attainment of age 65; (iii) payment by the Company of all of Mr. Detwiler’s accrued by unused vacation pay; and (iv) the purchase and conveyance by the Company to Mr. Detwiler of the automobile currently leased for Mr. Detwiler’s use.

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

We paid $149,525 during the fiscal year ended February 28, 2015 in consulting fees to Larry R. Webber, a director of the Company per a management consulting agreement.
In conjunction with the Company’s 12.6% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make payments of $0.1 million annually during this period to cover projected fixed charges of operating the aircraft and capital contributions. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC. Additionally, the Company is obligated to pay Bun Air Corporation $0.1 million annually to cover fixed charges of operating the aircraft and an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. Certain shareholders of the Company are owners of Bun Air Corporation.
On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of MacInnis Group, LLC ("the Lessee"). Under the arrangement, the Company has leased approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent began at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company will provide transition services for six months at approximately $3,200 a month and allow the use of applicable patents, trade names and websites. The Lessee will also pay applicable taxes, licenses, and certification fees. The Company also sold approximately $0.6 million of inventory, at cost, to the Lessee. As a result of the lease of our precast/prestressed concrete operations to MacInnis Group, LLC in the fiscal year ended February 28, 2015, the Company received rental and transition service payments from MacInnis Group, LLC for these facilities of $0.5 million in 2015.
On February 12, 2015, the Company sold it's property in Canoe Creek, Pennsylvania for $0.5 million to Donald L. Detwiler, a director, Vice Chairman of the Board and Executive Committee member of the company.

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

In the fiscal year ended February 28, 2015 we paid annual rent of $1.5 million and in the fiscal years ended February 28, 2014 and February 28, 2013, we paid annual rent under these leases in the amount of $1.8 million and $2.4 million, respectively.

Except as noted above, we believe each of the related party transactions are on an arm’s length basis.

Item 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for services provided by the Company's independent registered public accounting firms were as follows for the following fiscal years:

(in thousands)	2015	2014
Audit Fees (1)	1,840	1,700
Audit Related Fees (2)	45	—
Tax Fees	—	—
All Other Fees (3)	—	—
	$1,885	$1,700

(1)
Audit Fees. This category includes fees and expenses for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s quarterly reports. Also, during the fiscal year ended February 28, 2015, BDO performed other attest services.

(2)
Audit-Related Fees. This category includes fees and expenses billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and reporting services related to significant acquisitions and certain agreed upon services. During the fiscal year ended February 28, 2015, BDO performed annual audits on our benefit plans for the plan year ended December 31, 2013.

(3)
All Other Fees. This category includes fees billed for products and services provided, other than services reported in items (1) through (3) above and include certain information systems reviews not performed in conjunction with the audit and licensing fees for software products.

Audit and other services provided by our principal accounting firm are reviewed and discussed by our Audit Committee and Chief Financial Officer.

PART IV

Item 15.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this report:

(1)	Financial Statements and Supplementary Data

Consolidated Financial Statements for the Period Ended February 28, 2015.

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

'10.10
Purchase Agreement, dated March 1, 2012, by and among the Company, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 1, 2012).

10.11
Employment Agreement, dated March 22, 2013, by and among Albert L. Stone and the Company (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 22, 2013.

10.12
Agreement and General Release, dated July 17, 2013, by and between the Company and James W. Van Buren (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on July 19, 2013.

10.13
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

10.14
Term Loan Credit and Guaranty Agreement dated February 12, 2014 among the Company, certain of its subsidiaries party thereto as Guarantors, the lenders party thereto and Cortland Capital Market Services LLC as Administrative Agent (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on February 14, 2014).

10.15
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

10.18	New Enterprise Stone & Lime Co., Inc. Incentive Compensation Guidelines (incorporated by reference) from the Company's current report on form 8-K (file no. 333-176538) filed on September 2, 2014.

10.19*	Employment Agreement, dated April 28, 2015, by and between the Company and Robert J. Schmidt.

10.20*	Separation and Release Agreement, dated February 28, 2015, by and between Kevin D. Reed and the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Enterprise, Commonwealth of Pennsylvania on May 18, 2015.

NEW ENTERPRISE STONE & LIME CO., INC.

By:
/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul I. Detwiler, Jr.	Director, Chairman of the Board and Executive Committee Member	May 18, 2015
Paul I. Detwiler, Jr.

/s/ Donald L. Detwiler	Director, Vice Chairman of the Board and Executive Committee Member	May 18, 2015
Donald L. Detwiler

/s/ Paul I. Detwiler, III	President, Chief Executive Officer, and Secretary, Director, Executive Committee Member (Principal Executive Officer)	May 18, 2015
Paul I. Detwiler, III

/s/ Albert L. Stone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 18, 2015
Albert L. Stone

/s/ Daryl S. Black	Chief Accounting Officer and Corporate Controller	May 18, 2015
Daryl S. Black

/s/ James W. Van Buren	Director	May 18, 2015
James W. Van Buren

/s/ Steven B Detwiler	Director	May 18, 2015
Steven B. Detwiler

/s/ Donald Devorris	Director	May 18, 2015
Donald Devorris

/s/ William A. Gettig	Director	May 18, 2015
William A. Gettig

/s/ F. James McCarl	Director	May 18, 2015
F. James McCarl

/s/ Larry R. Webber	Director	May 18, 2015
Larry R. Webber

EXHIBIT INDEX

The following exhibits are being filed or furnished, as applicable, as part of this Annual Report on Form 10-K:

10.19*	Employment Agreement, dated April 28, 2015, by and between the Company and Robert J. Schmidt.

10.20*	Separation and Release Agreement, dated February 28, 2015, by and between Kevin D. Reed and the Company.

21.2*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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