Form 10-Q
period 2015-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2015-07-10
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 10, 2015, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended May 31, 2015

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	May 31, 2015	February 28, 2015 *
Assets
Current assets
Cash and cash equivalents	$3,508	$13,293
Restricted cash	17,109	17,177
Accounts receivable, less reserves of $4,144 and $4,564 respectively	99,574	49,901
Inventories	103,279	102,206
Deferred income taxes	2,630	2,630
Other current assets	8,402	8,885
Assets held for sale	3,532	8,517
Total current assets	238,034	202,609
Property, plant and equipment, net	311,347	310,274
Goodwill	87,132	87,132
Other intangible assets, net	18,705	18,933
Other noncurrent assets	30,830	31,422
Total assets	$686,048	$650,370
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$33,070	$8,528
Accounts payable — trade	46,168	15,652
Accrued liabilities	57,705	64,880
Total current liabilities	136,943	89,060
Long-term debt, less current maturities	664,279	650,267
Deferred income taxes	27,847	28,727
Other noncurrent liabilities	40,327	46,274
Total liabilities	869,396	814,328
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(310,160)	(290,887)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,080)	(2,119)
Total New Enterprise Stone & Lime Co., Inc. deficit	(185,004)	(165,770)
Noncontrolling interest in consolidated subsidiaries	1,656	1,812
Total deficit	(183,348)	(163,958)
Total liabilities and deficit	$686,048	$650,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 28, 2015.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended May 31,
(In thousands)	2015	2014
Revenue
Construction materials	$69,878	$76,645
Heavy/highway construction	50,681	44,098
Traffic safety services and equipment	20,157	19,685
Total revenue	140,716	140,428

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	48,841	61,425
Heavy/highway construction	50,241	45,225
Traffic safety services and equipment	15,868	15,221
Total cost of revenue	114,950	121,871

Depreciation, depletion and amortization	9,955	11,090
Asset impairment	183	1,680
Selling, administrative and general expenses	14,704	15,287
Gain on disposals of property, equipment and software	(100)	(149)
Operating income (loss)	1,024	(9,351)
Interest expense, net	(21,070)	(20,326)
Loss before income taxes	(20,046)	(29,677)
Income tax benefit	(908)	(2,242)
Net loss	(19,138)	(27,435)
Less: Net income attributable to noncontrolling interest	(135)	(175)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(19,273)	(27,610)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	39	39
Comprehensive loss	(19,099)	(27,396)
Less: Comprehensive income attributable to noncontrolling interest	(135)	(175)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(19,234)	$(27,571)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
(In thousands)	2015	2014
Reconciliation of net loss to net cash from operating activities
Net loss	$(19,138)	(27,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	9,955	11,090
Asset impairment	183	1,680
Gain on disposals of property, equipment and software	(100)	(149)
Non-cash payment-in-kind interest accretion	5,136	5,568
Amortization and write-off of debt issuance costs	826	1,082
Deferred income taxes	(880)	(1,809)
Bad debt	(133)	343
Changes in assets and liabilities:
Accounts receivable	(49,540)	(45,050)
Inventories	(94)	4,464
Other assets	334	1,574
Accounts payable	28,265	24,003
Other liabilities	(5,728)	(9,565)
Net cash used in operating activities	(30,914)	(34,204)
Cash flows from investing activities
Capital expenditures	(4,371)	(4,110)
Proceeds from sale of property, equipment and assets held for sale	2,831	939
Change in cash value of life insurance	(41)	(31)
Change in restricted cash	68	10,236
Net cash (used in) provided by investing activities	(1,513)	7,034
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	23,705	11,528
Proceeds from issuance of long-term debt	—	39
Repayments of other debt	(772)	(5,157)
Debt issuance costs	—	(756)
Distribution to noncontrolling interest	(291)	—
Net cash provided by financing activities	22,642	5,654
Net decrease in cash and cash equivalents	(9,785)	(21,516)
Cash and cash equivalents
Beginning of period	13,293	23,892
End of period	$3,508	$2,376

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone and Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended May 31, 2015

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

Construction materials is comprised of aggregate production, including crushed stone and construction sand and gravel, hot mix asphalt production, and ready mixed concrete production.  Heavy/highway construction includes heavy construction, blacktop paving and other site preparation services. The Company's heavy/highway construction operations are primarily supplied with construction materials from our construction materials segment.  Traffic safety services and equipment consists primarily of sales, leasing and servicing of general and specialty traffic control and work zone safety equipment and devices to industrial construction end-users.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited Condensed Consolidated Financial Statements.  The unaudited Condensed Consolidated Financial Statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP. The year-end condensed balance sheet data at February 28, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 filed with the Securities and Exchange Commission (“SEC”) on May 18, 2015. The results for interim periods are not necessarily indicative of the results for the full fiscal year ending February 29, 2016 ("fiscal 2016").

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Loss in the amounts of $1.2 million and $0.2 million, respectively for the three months ended May 31, 2014. The reclassification had no effect on Operating income, Comprehensive loss within the Condensed consolidated statements of comprehensive loss, the Condensed consolidated statement of cash flows, or the Condensed consolidated balance sheets.

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

The Company’s total accounts receivable consists of the following:

	May 31,	February 28,
(In thousands)	2015	2015
Costs and estimated earnings in excess of billings	$20,802	$7,392
Trade	76,578	39,792
Retainages	6,338	7,281
	103,718	54,465
Allowance for doubtful accounts	(4,144)	(4,564)
Accounts receivable, net	$99,574	$49,901

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventories consist of the following:

	May 31,	February 28,
(In thousands)	2015	2015
Crushed stone, agricultural lime and sand	$68,839	$70,112
Safety equipment	14,176	14,187
Parts, tires and supplies	7,564	7,753
Raw materials	10,461	7,980
Building materials	1,183	1,066
Other	1,056	1,108
	$103,279	$102,206

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	May 31,	February 28,
(In thousands)	2015	2015
Limestone and sand acreage	$146,293	$146,293
Land, buildings and building improvements	87,089	87,097
Crushing, prestressing and manufacturing plants	306,505	305,923
Contracting equipment vehicles and other	315,464	307,644
Construction in progress	5,294	3,923
Property, plant and equipment	860,645	850,880
Less: Accumulated depreciation and depletion	(549,298)	(540,606)
Property, plant and equipment, net	$311,347	$310,274

For the three months ended May 31, 2015 and 2014, depreciation expense was $9.0 million and $10.2 million, respectively.

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

On March 5, 2015, the Company entered into an agreement to sell certain properties for $3.4 million in cash. The Company received $0.3 million as of May 31, 2015 and recorded a gain on sale of approximately $0.1 million. See "Note 11 - Subsequent Events" for further information.

During the first quarter of the fiscal year ending February 28, 2016, the Company finalized its sale of certain properties for $3.7 million in cash and the assumption of $1.1 million in liability. An additional net impairment of $0.1 million was recorded in the first quarter of fiscal year 2016. The assets and associated liability were classified as held for sale as of February 28, 2015.

Assets held for sale at May 31, 2015 are comprised primarily of non-core operations, including those related to the Company's block manufacturing facility and CSC facility at its Wescosville, PA location and excess office buildings. Additional impairment of $0.1 million related to these assets was recorded in the first quarter of fiscal year 2016.

The Company's assets held for sale consisted of the following:

	May 31, 2015	February 28, 2015
Inventory	$—	$961
PP&E, net of impairment	3,532	7,556
	$3,532	$8,517

Restructuring

The Company initiated, during fiscal year 2014, and substantially concluded in fiscal year 2015, a cost savings and operational efficiency plan (the “Plan”).  The Plan focused on headcount reductions, operational efficiencies, administrative savings, and a management realignment.

The following table presents changes to Accrued restructuring:

(In thousands)	Accrued restructuring
Balance at February 28, 2015	$1,461
Additional accruals recorded	—
Payments on or reductions of accrued restructuring charges	971
Balance at May 31, 2015	$490

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

Our reporting units were determined based on our organizational structure, considering the level at which discrete financial information for businesses is available and regularly reviewed. The Company has three operating segments, which is the basis for determining its reporting units, organized around its three lines of business: (i) construction materials; (ii) heavy/highway construction; and (iii) traffic safety services and equipment. Construction materials include three reporting units within the operating segment based on geographic location. The operating segment of traffic safety services and equipment consists of one reporting unit within the segment based upon the similar economic characteristics of its operations.

Our annual goodwill impairment analysis takes place as of fiscal year end.  The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 28, 2015.

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

Other Noncurrent Assets

The Company’s Other noncurrent assets consist of the following:

	May 31,	February 28,
(In thousands)	2015	2015
Deferred financing fees (less current portion of $2,648 and $2,905, respectively)	$9,488	$10,314
Capitalized software (net of accumulated amortization of $3,634 and $3,364, respectively)	7,523	7,553
Cash surrender value of life insurance (net of loans of $3,035 and $3,035, respectively)	1,290	1,249
Deferred stripping costs	4,615	4,514
Other	7,914	7,792
Total other noncurrent assets	$30,830	$31,422

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of May 31, 2015 and February 28, 2015, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. We have realigned our current divisional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into our East Region, Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into our Western Region, and Western New York into our North Region. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and the $265 million 13% senior secured notes due 2018 (the "Secured Notes"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At May 31, 2015, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	May 31,	February 28,
(In thousands)	2015	2015
Insurance	$25,190	$24,565
Interest	12,705	23,408
Payroll and vacation	7,844	5,805
Withholding taxes	2,032	858
Billings in excess of costs and estimated earnings on uncompleted contracts	2,033	3,082
Contract expenses *	2,379	2,676
Other	5,522	4,486
Total accrued liabilities	$57,705	$64,880

* Included within contract expenses is $1.5 million of provision for loss contracts as of May 31, 2015 and February 28, 2015, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	May 31,	February 28,
(In thousands)	2015	2015
RCA ($25.8 million and $27.3 million available as of May 31, 2015 and February 28, 2015, respectively), interest rate of 6.25%	$29,578	$5,873
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	335,294	323,956
Term Loans, interest rate of 8%	70,000	70,000
Other obligations	12,477	8,966
Total debt	697,349	658,795
Less: Current portion	(33,070)	(8,528)
Total long-term debt	$664,279	$650,267

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At May 31, 2015, the weighted average interest rate on the RCA was 6.65%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%. At May 31, 2015 the weighted average interest rate on the Term Loans was 8.0%.

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

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of May 31, 2015, the Company had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

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

As of May 31, 2015, the Company was in compliance with all of its covenant requirements.

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

With respect to any interest payment date on or prior to March 15, 2017, the Company may, at its option, elect (an “Interest Form Election”) to pay interest on the Secured Notes (i) entirely in cash or (ii) subject to any Interest Rate Increase (as defined below), initially at the rate of 4% per annum in cash and 9% per annum by increasing the outstanding principal amount of the Secured Notes or by issuing additional paid in kind notes under the indenture on the same terms as the Secured Notes (“PIK Interest Portion” or “PIK Interest”); provided that in the absence of an Interest Form Election, interest on the Secured Notes will be payable as PIK Interest.

On March 4, 2015, the Company notified the trustee of its Secured Notes that it had elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2015 in the form of 7% cash payment and 6% payment in kind, which represents $23.8 million and $20.4 million of interest, respectively, for the same 12-month period. At May 31, 2015, the inception-to-date PIK interest was $74.5 million ($70.3 million was recorded as an increase to the Secured Notes and $4.2 million was recorded as a long-term obligation in other liabilities).

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. In addition, at the beginning of and with respect to each 12-month period that begins on March 15, 2013, March 15, 2014, and March 15, 2015, the interest rate on the Secured Notes as of such date permanently increased by an additional 1.0% per annum (an "Interest Rate Increase") unless the Company delivered a written notice to the Trustee of the Company's election for such 12-month period to either (x) alter the manner of interest payment on the Secured Notes going forward by increasing the Cash Interest Portion and decreasing the PIK Interest paid prior to each such election by, in each case, 1.0% per annum or (y) pay interest on the Secured Notes for such 12-month period entirely in cash (a "12-month Cash Election"). In the event of a 12-Month Cash Election prior to March 15, 2017, the interest rate on the Secured Notes applicable for such 12-month period shall be 1.0% less than the total interest rate applicable to the Secured Notes in effect with respect to the immediately preceding interest period for which any PIK Interest was paid. If the Company makes a 12-Month Cash Election for and in respect of the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.

At any time prior to March 15, 2015, the Company was permitted to redeem, at its option, up to 35% of the Secured Notes with the net cash proceeds from certain public equity offerings at a redemption price equal to 113.0% of the principal amount outstanding, plus accrued and unpaid interest. The Company was also permitted to redeem some or all of the Secured Notes at any time prior to March 15, 2015 at a redemption price equal to 100.0% of the principal amount of the outstanding Secured Notes, plus accrued and unpaid interest, plus a “make-whole” premium. On and after March 15, 2015, the Secured Notes are redeemable, in whole or in part, at the redemption prices specified as follows:

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

The indenture governing the Secured Notes required that the Company file a registration statement with the SEC and exchange the Secured Notes for new Secured Notes having terms substantially identical in all material respects to the Secured Notes by March 10, 2013. On June 13, 2013, the Company filed a Registration Statement on Form S-4 and concluded the exchange offer on October 30, 2013.  The Company incurred $0.8 million of penalty interest through October 30, 2013.

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

The indenture governing the Notes required that the Company file a registration statement with the SEC and exchange the Notes for new Notes having terms substantially identical in all material respects to the Notes. The Company filed a Registration Statement on Form S-4 with the SEC for the Notes on August 29, 2011. The registration statement became effective on September 13, 2011, and the Company concluded the exchange offer on October 12, 2011.

Other obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $4.3 million of new obligations under various financing arrangements related to equipment, assets and other in the quarter ended May 31, 2015.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2016 and February 28, 2015, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended May 31, 2015 and 2014 were 4.5% and 7.6%, respectively, resulting in tax benefit of $0.9 million and $2.2 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized.

Cash paid for income taxes was immaterial for the three months ended May 31, 2015 and 2014, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $1.5 million and $0.1 million, respectively, for the three months ended May 31, 2015, and $1.2 million and $0.2 million, respectively for the three months ended May 31, 2014.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized for the three months ended May 31, 2015 and 2014, was as follows:

	Three Months Ended May 31,
(In thousands)	2015	2014
Net periodic benefit cost
Service cost	$78	$86
Interest cost	93	105
Expected return on plan assets	(155)	(150)
Amortization of prior service cost	13	14
Recognized net actuarial loss	54	51
Total pension expense	$83	$106

The Company made contributions to the defined benefit pension plans of approximately $0.1 million during the three months ended May 31, 2015 and May 31, 2014, and expects to make additional contributions of approximately $0.2 million in the remainder of fiscal year 2015.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	May 31,	February 28,
(In thousands)	2015	2015
Reclamation costs	$19,125	$18,835
Executive deferred compensation liability	5,454	5,512
PIK accrued interest	4,191	10,394
Other	11,557	11,533
	$40,327	$46,274

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

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. On April 8, 2011, Rock Solid entered into a Collateral Trust Agreement with an insurer to eliminate a letter of credit that was required to maintain coverage of the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of May 31, 2015 and February 28, 2015 in our unaudited Condensed Consolidated Balance Sheets. Reserves for retained losses within this captive, which are recorded in accrued liabilities in our unaudited Condensed Consolidated Balance Sheets, were approximately $16.8 million and $15.5 million as of May 31, 2015 and February 28, 2015, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $8.4 million and $9.1 million as of May 31, 2015 and February 28, 2015, respectively. Liabilities associated with amounts that are payable by insurance companies of approximately $6.7 million were recorded in other noncurrent liabilities in our unaudited Condensed Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended May 31,
(In thousands)	2015	2014
Revenue
Construction materials	$95,563	$99,113
Heavy/highway construction	50,681	44,098
Traffic safety services and equipment	20,157	23,666
Segment totals	166,401	166,877
Eliminations	(25,685)	(26,449)
Total revenue	$140,716	$140,428
Operating income
Construction materials	$13,581	$6,087
Heavy/highway construction	(1,185)	(3,097)
Traffic safety services and equipment	1,563	1,090
Corporate and unallocated	(12,935)	(13,431)
Total operating income (loss)	$1,024	$(9,351)

	Three Months Ended May 31,
(In thousands)	2015	2014
Depreciation, depletion and amortization
Construction materials	$6,669	$7,198
Heavy/highway construction	1,697	2,293
Traffic safety services and equipment	1,235	1,242
Corporate and unallocated	354	357
Total depreciation, depletion and amortization	$9,955	$11,090

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

Condensed Consolidating Balance Sheet at May 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$3,508	$—	$3,508
Restricted cash	1,267	54	15,788	—	17,109
Accounts receivable, net	84,702	14,872	—	—	99,574
Inventories	89,105	14,174	—	—	103,279
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	6,852	(516)	2,066	—	8,402
Assets held for sale	3,532	—	—	—	3,532
Total current assets	187,376	29,296	22,009	(647)	238,034
Property, plant and equipment, net	290,736	20,611	6,161	(6,161)	311,347
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,600	11,105	—	—	18,705
Investment in subsidiaries	87,467	—	—	(87,467)	—
Intercompany receivables	3,308	31,284	141	(34,733)	—
Other noncurrent assets	27,539	942	2,349	—	30,830
	$685,313	$99,083	$30,660	$(129,008)	$686,048
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$32,946	$—	$771	$(647)	$33,070
Accounts payable - trade	38,232	7,622	314	—	46,168
Accrued liabilities	39,284	1,595	16,826	—	57,705
Total current liabilities	110,462	9,217	17,911	(647)	136,943
Intercompany payables	34,234	499	—	(34,733)	—
Long-term debt, less current maturities	659,456	—	4,823	—	664,279
Obligations under capital leases, less current installments	6,161	—	—	(6,161)	—
Deferred income taxes	22,586	5,261	—	—	27,847
Other noncurrent liabilities	37,418	561	2,348	—	40,327
Total liabilities	870,317	15,538	25,082	(41,541)	869,396
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(185,004)	83,545	3,922	(87,467)	(185,004)
Noncontrolling interest	—	—	1,656	—	1,656
Total (deficit) equity	(185,004)	83,545	5,578	(87,467)	(183,348)
Total liabilities and (deficit) equity	$685,313	$99,083	$30,660	$(129,008)	$686,048

Condensed Consolidating Balance Sheet at February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,633	$60	$4,600	$—	$13,293
Restricted cash	1,301	88	15,788	—	17,177
Accounts receivable, net	39,125	10,762	14	—	49,901
Inventories	87,995	14,211	—	—	102,206
Net investment in lease	—	—	1,198	(1,198)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	8,038	836	11	—	8,885
Assets held for sate	8,517	—	—	—	8,517
Total current assets	155,527	26,669	21,611	(1,198)	202,609
Property, plant and equipment, net	290,137	20,137	5,810	(5,810)	310,274
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,640	11,293	—	—	18,933
Investment in subsidiaries	85,531	—	—	(85,531)	—
Intercompany receivables	3,308	29,169	(34)	(32,443)	—
Other noncurrent assets	28,097	977	2,348	—	31,422
	$651,527	$94,090	$29,735	$(124,982)	$650,370
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$8,955	$—	$771	$(1,198)	$8,528
Accounts payable - trade	8,510	6,265	331	546	15,652
Accrued liabilities	47,876	1,508	15,496	—	64,880
Total current liabilities	65,341	7,773	16,598	(652)	89,060
Intercompany payables	34,087	(1,098)	—	(32,989)	—
Long-term debt, less current maturities	645,228	—	5,039	—	650,267
Obligations under capital leases, less current installments	5,810	—	—	(5,810)	—
Deferred income taxes	23,466	5,261	—	—	28,727
Other noncurrent liabilities	43,365	561	2,348	—	46,274
Total liabilities	817,297	12,497	23,985	(39,451)	814,328
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(165,770)	81,593	3,938	(85,531)	(165,770)
Noncontrolling interest	—	—	1,812	—	1,812
Total (deficit) equity	(165,770)	81,593	5,750	(85,531)	(163,958)
Total liabilities and (deficit) equity	$651,527	$94,090	$29,735	$(124,982)	$650,370

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended May 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$119,524	$21,387	$3,191	$(3,386)	$140,716
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	98,651	16,669	2,955	(3,325)	114,950
Depreciation, depletion and amortization	8,681	1,274	—	—	9,955
Asset impairment	160	23	—	—	183
Selling, administrative and general expenses	13,087	1,534	83	—	14,704
(Gain) on disposals of property, equipment and software	(53)	(47)	—	—	(100)
Operating income (loss)	(1,002)	1,934	153	(61)	1,024
Interest expense (income), net	(21,115)	18	(34)	61	(21,070)
Loss (income) before income taxes	(22,117)	1,952	119	—	(20,046)
Income tax benefit	(908)	—	—	—	(908)
Equity in earnings of subsidiaries	1,936	—	—	(1,936)	—
Net (loss) income	(19,273)	1,952	119	(1,936)	(19,138)
Less: Net income attributable to noncontrolling interest	—	—	(135)	—	(135)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(19,273)	1,952	(16)	(1,936)	(19,273)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—	—	—	39
Comprehensive income (loss)	(19,234)	1,952	119	(1,936)	(19,099)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(135)	—	(135)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(19,234)	$1,952	$(16)	$(1,936)	$(19,234)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended May 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$119,447	$22,483	$1,737	$(3,239)	$140,428
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	105,812	17,753	1,438	(3,132)	121,871
Depreciation, depletion and amortization	9,806	1,284	—	—	11,090
Asset impairment	1,680	—	—	—	1,680
Selling, administrative and general expenses	12,910	2,332	45	—	15,287
(Gain) loss on disposals of property, equipment and software	(159)	10	—	—	(149)
Operating income (loss)	(10,602)	1,104	254	(107)	(9,351)
Interest expense (income), net	(20,386)	9	(56)	107	(20,326)
Loss (income) before income taxes	(30,988)	1,113	198	—	(29,677)
Income tax benefit	(2,242)	—	—	—	(2,242)
Equity in earnings of subsidiaries	1,136	—	—	(1,136)	—
Net (loss) income	(27,610)	1,113	198	(1,136)	(27,435)
Less: Net income attributable to noncontrolling interest	—	—	(175)	—	(175)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(27,610)	1,113	23	(1,136)	(27,610)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—	—	—	39
Comprehensive income (loss)	(27,571)	1,113	198	(1,136)	(27,396)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(175)	—	(175)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(27,571)	$1,113	$23	$(1,136)	$(27,571)

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(29,728)	$(94)	$(1,092)	$—	$(30,914)
Cash flows from investing activities
Capital expenditures	(4,371)	—	—	—	(4,371)
Proceeds from sale of property, equipment and assets held for sale	2,831	—	—	—	2,831
Change in cash value of life insurance	(41)	—	—	—	(41)
Change in restricted cash	34	34	—	—	68
Net cash (used in) provided by investing activities	(1,547)	34	—	—	(1,513)
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	23,705	—	—	—	23,705
Repayment of other debt	(772)	—	—	—	(772)
Distribution to noncontrolling interest	(291)	—	—	—	(291)
Net cash provided by (used in) financing activities	22,642	—	—	—	22,642
Net decrease in cash and cash equivalents	(8,633)	(60)	(1,092)	—	(9,785)
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$—	$—	$3,508	$—	$3,508

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(36,227)	$680	$1,343	$—	$(34,204)
Cash flows from investing activities
Capital expenditures	(3,426)	(684)	—	—	(4,110)
Proceeds from sale of property and equipment, and assets held for sale	939	—	—	—	939
Change in cash value of life insurance	(31)	—	—	—	(31)
Change in restricted cash	10,233	4	(1)	—	10,236
Net cash provided by (used in) investing activities	7,715	(680)	(1)	—	7,034
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	11,528	—	—	—	11,528
Proceeds from issuance of long-term debt	39	—	—	—	39
Repayment of other debt	(5,020)	—	(137)	—	(5,157)
Debt issuance costs	(756)	—	—	—	(756)
Net cash provided by (used in) financing activities	5,791	—	(137)	—	5,654
Net increase (decrease) in cash and cash equivalents	(22,721)	—	1,205	—	(21,516)
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$(1,377)	$—	$3,753	$—	$2,376

11. Subsequent Events

In June 2015, the Company finalized the sale it had entered into on March 5, 2015, to sell certain properties for $3.4 million in cash. The Company recognized a gain of approximately $3.2 million. The Company plans to utilize the funds to pay down debt.

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

Operating Structure and Executive Leadership

     We have finalized the re-alignment of our organizational structure and continue to implement and enhance our strategic plan (the "Plan"). For the three months ended May 31, 2015, the Company has sold certain assets providing up to $4.0 million of additional cash for additional working capital and fixed asset purchases. We have approximately $3.5 million in assets held for sale as of May 31, 2015.

We believe our new cost structure has reduced our fixed cost base while targeting operational efficiencies. Although most non-core operations were wound down during the prior year, after removing $13.1 million in revenues associated with non-core operations, our revenues increased. We believe this focus on our core products in conjunction with renewed emphasis on construction activity that favors maximum vertical integration will position us to be successful in our markets. Additionally, for the first time since 2009, we have an operating income in the first quarter of the fiscal year. Although the Transportation Act has provided more bidding opportunities in the Commonwealth of Pennsylvania overall, we have experienced declines in the markets in which we participate, and we continue to be disciplined and selective in our bidding process.

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

Reclassifications
Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Loss in the amounts of $1.2 million and $0.2 million, respectively for the three months ended May 31, 2014. The reclassification had no effect on Operating income, Comprehensive loss within the Condensed consolidated statements of comprehensive loss, the Condensed consolidated statement of cash flows, or the Condensed consolidated balance sheets.

Executive Summary

The following are key statistics for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014.

•	Total revenue increased $0.3 million (0.2%) despite the divestment of certain non-core assets;

•	Cost of revenue decreased by $6.9 million (5.7%);

•	Operating loss became operating income, an improvement of $10.4 million (110.6%);

•	Net cash used in operating activities decreased by $3.3 million; and

•	Selling, administrative and general expenses decreased by $0.6 million or 3.9%.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended May 31,
(In thousands)	2015	2014
Revenue	$140,716	$140,428
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	114,950	121,871
Depreciation, depletion and amortization	9,955	11,090
Asset impairment	183	1,680
Selling, administrative and general expenses	14,704	15,287
Loss on disposals of property, equipment and software	(100)	(149)
Operating income (loss)	1,024	(9,351)
Interest expense, net	(21,070)	(20,326)
Loss before income taxes	(20,046)	(29,677)
Income tax benefit	(908)	(2,242)
Net loss	$(19,138)	$(27,435)

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

The following table summarizes our segment revenue:

	Three Months Ended May 31,
(In thousands)	2015	2014
Segment Revenue
Construction materials	$95,563	$99,113
Heavy/highway construction	50,681	44,098
Traffic safety services and equipment	20,157	23,666
Segment totals	166,401	166,877
Inter-segment eliminations	(25,685)	(26,449)
Total revenue	$140,716	$140,428

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended May 31,
	2015	2014
Segment Revenue:
Construction materials	57.4%	59.4%
Heavy/highway construction	30.5%	26.4%
Traffic safety services and equipment	12.1%	14.2%
Segment totals	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended May 31,
(In thousands)	2015	2014
Segment Cost of Revenue
Construction materials	$74,526	$83,893
Heavy/highway construction	50,241	45,225
Traffic safety services and equipment	15,868	19,202
Segment totals	140,635	148,320
Eliminations	(25,685)	(26,449)
Total cost of revenue	$114,950	$121,871

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended May 31,
	2015	2014
Cost of Revenue as Percent of Revenue (before eliminations)
Construction materials	78.0%	84.6%
Heavy/highway construction	99.1%	102.6%
Traffic safety services and equipment	78.7%	81.1%

The following table summarizes the segment operating income:

	Three Months Ended May 31,
(In thousands)	2015	2014
Operating Income
Construction materials	$13,581	$6,087
Heavy/highway construction	(1,185)	(3,097)
Traffic safety services and equipment	1,563	1,090
Segment totals	13,959	4,080
Corporate and unallocated	(12,935)	(13,431)
Total operating income	$1,024	$(9,351)

Three Months Ended May 31, 2015 Compared to Three Months Ended May 31, 2014

Revenue

Total revenue remained relatively flat, increasing $0.3 million or 0.2% to $140.7 million for the three months ended May 31, 2015 compared to $140.4 million for the three months ended May 31, 2014.  When considering the impact of reduced revenue of $13.1 million associated with non-core operations in the prior fiscal year, total revenue increased $13.4 million or 9.5% on a like-for-like basis.

Segment revenue for our construction materials business decreased $3.5 million, or 3.5% to $95.6 million for the three months ended May 31, 2015 compared to $99.1 million for the three months ended May 31, 2014. The prior fiscal year contained $13.1 million of revenues associated with non-core operations, which did not recur due primarily to the winding down of certain non-core operations. When the exclusion of these revenues associated with non-core business operations are considered, our revenues increased $9.6 million on a comparable basis. Revenues for aggregates increased $2.9 million or 6.5%, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Revenues for hot mix asphalt and ready mixed concrete increased $4.3 million and $2.4 million, respectively, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. The increase in aggregates was primarily attributable to an increase in sales prices for aggregates of 10.4%, partially offset by a decrease in sales volumes of 3.3%. The increases in hot mix asphalt and ready mixed concrete were due to increases in volumes coupled with slight price increases for the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Segment revenue for our heavy/highway construction business increased $6.6 million, or 15.0% to $50.7 million for the three months ended May 31, 2015 compared to $44.1 million for the three months ended May 31, 2014.  The increase in revenue was primarily attributable to the timing of completion of available work. Although revenue increased quarter over quarter, we continue to experience delays on certain jobs. Although the Transportation Act has provided more bidding opportunities in the Commonwealth of Pennsylvania overall, we have experienced declines in the markets in which we participate, and we continue to be disciplined and selective in our bidding process.

Segment revenue for our traffic safety services and equipment businesses decreased $3.5 million, or 14.8% to $20.2 million for the three months ended May 31, 2015 compared to $23.7 million for the three months ended May 31, 2014, primarily due to a number of programs expected to ship being pushed beyond the first quarter.

Cost of Revenue

Total cost of revenue decreased $6.9 million or 5.7% to $115.0 million for the three months ended May 31, 2015 compared to approximately $121.9 million for the three months ended May 31, 2014.  The majority of this decrease is attributable to the winding down of our non-core operations in the prior fiscal year.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 6.6% to 78.0% for the three months ended May 31, 2015 compared to 84.6% for the three months ended May 31, 2014. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of lower revenues associated with the winding down of non-core operations which generally carried lower margins compared to other products. This was assisted by our price increase in aggregates, and our volume increases in hot mix asphalt and ready mixed concrete.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased 3.5% to 99.1% for the three months ended May 31, 2015 compared to 102.6% for the three months ended May 31, 2014. The decrease in segment cost of sales as a percentage of sales was primarily attributable to increased amount of work done on a fixed cost base as well as an increase in overall margin on work completed.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue decreased 2.4% to 78.7% for the three months ended May 31, 2015 compared to 81.1% for the three months ended May 31, 2014. The decrease in segment cost of revenue as a percentage of segment revenue was attributable to lower labor costs and other cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.1 million, or 9.9% to $10.0 million for the three months ended May 31, 2015 compared to $11.1 million for the three months ended May 31, 2014. The decrease was primarily attributable to less depreciation due to sales of assets within the past year and additional assets becoming fully depreciated.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $0.6 million, or 3.9% to $14.7 million for the three months ended May 31, 2015 compared to $15.3 million for the three months ended May 31, 2014. The decrease was primarily attributable to benefits from headcount reductions and associated employee benefit reductions related to our cost reduction program. Included in the three months ended May 31, 2015 was $0.9 million related to outside advisory fees which will wind down in the second quarter of fiscal year 2016.

Operating Income

Operating income increased $10.4 million to $1.0 million for the three months ended May 31, 2015, as compared to an operating loss of $9.4 million for the three months ended May 31, 2014. This increase was primarily attributable to the increased efficiencies related to our cost reduction program, improved utilization of our enterprise resource plan ("ERP") system, and our shared services center.

Operating income for our construction materials business increased $7.5 million, or 123.0% to $13.6 million for the three months ended May 31, 2015 compared to $6.1 million for the three months ended May 31, 2014. Operating income for aggregates, hot mix asphalt and ready mixed concrete increased $4.5 million, $0.2 million, and $1.3 million, respectively, or 77.6%, 33.3%, and 118.2%, to $10.3 million, $0.8 million, and $2.4 million for the three months ended May 31, 2015 compared to $5.8 million, $0.6 million, and $1.1 million for the three months ended May 31, 2014, respectively. These increases were primarily due to net increased sales prices on a fixed cost base. In addition, we had decreases of operating loss from non-core operations of $1.5 million.

Operating loss for our heavy/highway construction business improved by $1.9 million, or 61.3% to an operating loss of $1.2 million for the three months ended May 31, 2015 compared to operating loss of $3.1 million for the three months ended May 31, 2014.  This improvement was primarily attributable to additional work done on consistent fixed costs.

Operating income for our traffic safety services and equipment businesses increased by $0.5 million, or 45.5% to $1.6 million for the three months ended May 31, 2015 compared to $1.1 million for the three months ended May 31, 2014.  The increase in profitability is primarily attributable to improvements in cost controls.

Interest Expense, net

Net interest expense increased $0.8 million, or 3.9% to $21.1 million for the three months ended May 31, 2015 compared to $20.3 million for the three months ended May 31, 2014 due primarily to increased overall indebtedness.

Income Tax Benefit

The income tax provision for the three months ended May 31, 2015 and May 31, 2014 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2015 and February 28, 2014, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended May 31, 2015 and 2014 were 4.5% and 7.6%, respectively, resulting in tax benefit of $0.9 million and $2.2 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of May 31, 2015 we had borrowed $29.6 million under the RCA with $25.8 million available compared to $5.9 million under the RCA, with $27.3 million available as of February 28, 2015. As of May 31, 2015, we had $3.5 million in cash and cash equivalents and working capital of $101.1 million compared to $13.3 million in cash and cash equivalents and working capital of $113.5 million as of February 28, 2015. We carried a higher cash balance as of February 28, 2015 as amounts were borrowed prior to February 28, 2015 to pay semi-annual interest associated with the Notes due March 1, 2015. Cash balances of $17.1 million and $17.2 million as of May 31, 2015 and February 28, 2015, respectively, were restricted in certain consolidated subsidiaries for bond sinking fund and insurance requirements, as well as collateral on outstanding letters of credit or rentals. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. Commencing May 31, 2015, as of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2016 is $40.0 million. As of May 31, 2015, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the three months ended May 31, 2015 and May 31, 2014.

	Three Months Ended May 31,
(In thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(30,914)	$(34,204)
Investing activities	(1,513)	7,034
Financing activities	22,642	5,654
Cash paid for capital expenditures	(4,371)	(4,110)

Operating Activities

Net cash used in operating activities improved $3.3 million to $30.9 million for the three months ended May 31, 2015 compared to net cash used of $34.2 million for the three months ended May 31, 2014. Cash used in operating activities decreased as a result of better working capital management as well as a reduced net loss.

Investing Activities

Net cash from investing activities changed $8.5 million to net cash used of $1.5 million in the three months ended May 31, 2015 compared to net cash provided of $7.0 million in the three months ended May 31, 2014. Net cash used in investing activities changed primarily due to the monetization of cash collateralized letters of credit in fiscal year 2015 that did not recur in fiscal year 2016.

Financing Activities

Net cash provided by financing activities increased $16.9 million to $22.6 million in the three months ended May 31, 2015 compared to $5.7 million in the three months ended May 31, 2014.  The increase in cash provided by financing activities was primarily due to the increase of $12.2 million in net borrowings under our short-term obligations in the three months ended May 31, 2015 of $23.7 million, as compared to net borrowings of $11.5 million in three months ended May 31, 2014. This increase was partially offset by lower repayments of long-term debt of $0.8 million in the three months ended May 31, 2015, as compared to $5.2 million in the three months ended May 31, 2014.

Capital Expenditures

Cash capital expenditures increased $0.3 million to $4.4 million for the three months ended May 31, 2015 compared to $4.1 million for the three months ended May 31, 2014. Total cash capital expenditures are being managed to remain below our capital expenditure covenant limit of $40.0 million for the fiscal year ending February 28, 2016.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” to the Condensed Consolidated Financial Statements for further information.

Off Balance Sheet Arrangements

We provide from time to time in the ordinary course of business letters of credit. Letters of credit bear interest and fees between 3.50% and 4.25%. We have secured outstanding letters of credit of $16.7 million under our $20.0 million RCA and $1.1 million of unsecured letters of credit at May 31, 2015, which were not included in our unaudited Condensed Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, the Company leases approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million. The annual base rent, began at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Company is providing transition services for six months at approximately $3,200 a month and is allowing the use of applicable patents, trade names and websites. The Lessee also pays applicable taxes, licenses, and certification fees.

We own a partnership interest in Means to Go, LLC, and may be liable for up to $3.3 million in debt in the event of a bankruptcy of the entity.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1 “Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 28, 2015 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	material weaknesses and significant deficiencies in our internal control over financial reporting;

•	risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•	declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

•	our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•	a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	our substantial debt and the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness thereunder;

•	impact of our credit rating on our cost of capital and ability to refinance;

•	the potential for our lender to modify the terms of our asset-based loan facility;

•	the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	rising costs of health care;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	our ability to permit additional reserves in select locations;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn;

•	our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel; and

•	the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of May 31, 2015, we had $29.6 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $1.0 million change in our annual interest expense relating to the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011, management identified certain material weaknesses in our internal control over financial reporting as further described below.

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the fiscal year ended May 31, 2015, are fairly stated in all material respects.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 filed with the SEC on May 18, 2015, including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  The risks described in our Form 10-K have not materially changed.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: July 10, 2015	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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