Form 10-Q
period 2015-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2015-10-13
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 13, 2015, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2015

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	August 31, 2015	February 28, 2015 *
Assets
Current assets
Cash and cash equivalents	$21,425	$13,293
Restricted cash	17,022	17,177
Accounts receivable, less reserves of $3,848 and $4,564 respectively	160,028	49,901
Inventories	106,161	102,206
Deferred income taxes	2,630	2,630
Other current assets	9,746	8,885
Assets held for sale	9,888	8,517
Total current assets	326,900	202,609
Property, plant and equipment, net	299,322	310,274
Goodwill	81,492	87,132
Other intangible assets, net	17,814	18,933
Other noncurrent assets	30,732	31,422
Total assets	$756,260	$650,370
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$39,349	$8,528
Accounts payable - trade	53,679	15,652
Accrued liabilities	79,683	64,880
Total current liabilities	172,711	89,060
Long-term debt, less current maturities	664,122	650,267
Deferred income taxes	29,206	28,727
Other noncurrent liabilities	45,461	46,274
Total liabilities	911,500	814,328
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(282,227)	(290,887)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,041)	(2,119)
Total New Enterprise Stone & Lime Co., Inc. deficit	(157,032)	(165,770)
Noncontrolling interest in consolidated subsidiaries	1,792	1,812
Total deficit	(155,240)	(163,958)
Total liabilities and deficit	$756,260	$650,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 28, 2015.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Revenue
Construction materials	$115,853	$123,500	$185,731	$200,145
Heavy/highway construction	107,799	101,624	158,480	145,722
Traffic safety services and equipment	22,903	22,445	43,060	42,130
Total revenue	246,555	247,569	387,271	387,997

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	62,762	78,500	111,603	139,925
Heavy/highway construction	97,982	91,763	148,223	136,988
Traffic safety services and equipment	16,956	16,288	32,824	31,509
Total cost of revenue	177,700	186,551	292,650	308,422

Depreciation, depletion and amortization	10,344	11,157	20,299	22,247
Asset impairment	—	3,343	183	5,023
Selling, administrative and general expenses	11,697	14,649	26,401	29,936
Gain on disposals of property, equipment and software	(3,733)	(161)	(3,833)	(310)
Operating income	50,547	32,030	51,571	22,679
Interest expense, net	(21,146)	(20,380)	(42,216)	(40,706)
Income (loss) before income taxes	29,401	11,650	9,355	(18,027)
Income tax expense (benefit)	1,331	900	423	(1,342)
Net income (loss)	28,070	10,750	8,932	(16,685)
Less: Net income attributable to noncontrolling interest	(137)	(177)	(272)	(352)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	27,933	10,573	8,660	(17,037)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	39	38	78	77
Comprehensive income (loss)	28,109	10,788	9,010	(16,608)
Less: Comprehensive income attributable to noncontrolling interest	(137)	(177)	(272)	(352)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$27,972	$10,611	$8,738	$(16,960)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
(In thousands)	2015	2014
Reconciliation of net income (loss) to net cash from operating activities
Net income (loss)	$8,932	$(16,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion and amortization	20,299	22,247
Asset impairment	183	5,023
Gain on disposals of property, equipment and software	(3,833)	(310)
Non-cash payment-in-kind interest accretion	10,165	11,045
Amortization and write-off of debt issuance costs	2,164	2,164
Deferred income taxes	479	(843)
Bad debt	84	928
Changes in assets and liabilities:
Accounts receivable	(99,981)	(96,504)
Inventories	(4,163)	3,979
Other assets	(1,650)	1,347
Accounts payable	36,924	49,324
Other liabilities	16,265	2,092
Net cash used in operating activities	(14,132)	(16,193)
Cash flows from investing activities
Capital expenditures	(11,830)	(11,829)
Proceeds from sale of property, equipment and assets held for sale	5,849	1,177
Change in cash value of life insurance	—	(75)
Change in restricted cash	154	12,194
Net cash (used in) provided by investing activities	(5,827)	1,467
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	30,091	24,675
Repayments of other debt	(813)	(4,445)
Payments on capital leases	(896)	(1,594)
Debt issuance costs	—	(756)
Distribution to noncontrolling interest	(291)	—
Net cash provided by financing activities	28,091	17,880
Net increase in cash and cash equivalents	8,132	3,154
Cash and cash equivalents
Beginning of period	13,293	23,892
End of period	$21,425	$27,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone and Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended August 31, 2015

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

Related Party Transactions

The Company has certain related party transactions, including: (i) an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA to an entity controlled by a member of the Company's Board of Directors and stockholder; (ii) investments in Means to Go., LLC, in which the Company has an ownership interest of 50% or less, and an aircraft lease agreement with Means to Go, LLC; (iii) South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company's corporate headquarters in New Enterprise, PA; and (iv) payments of consulting fees to Larry R. Webber, a director of the Company, per a management consulting agreement.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the amounts of $1.7 million and $0.2 million, respectively for the three months ended August 31, 2014 and $3.0 million and $0.3 million, respectively, for the six months ended August 31, 2014. The reclassification had no effect on Operating income, Comprehensive income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash balances were restricted in certain consolidated subsidiaries for insurance requirements as well as collateral on outstanding letters of credit or rentals.

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

The Company’s total accounts receivable consists of the following:

	August 31,	February 28,
(In thousands)	2015	2015
Costs and estimated earnings in excess of billings	$37,000	$7,392
Trade	120,467	39,792
Retainages	6,409	7,281
	163,876	54,465
Allowance for doubtful accounts	(3,848)	(4,564)
Accounts receivable, net	$160,028	$49,901

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventories consist of the following:

	August 31,	February 28,
(In thousands)	2015	2015
Crushed stone, agricultural lime and sand	$70,615	$70,112
Safety equipment	16,805	14,187
Parts, tires and supplies	7,369	7,753
Raw materials	9,304	7,980
Building materials	1,141	1,066
Other	927	1,108
Total inventories	$106,161	$102,206

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	August 31,	February 28,
(In thousands)	2015	2015
Limestone and sand acreage	$145,012	$146,293
Land, buildings and building improvements	78,713	87,097
Crushing, prestressing and manufacturing plants	304,686	305,923
Contracting equipment vehicles and other	317,218	307,644
Construction in progress	5,989	3,923
Property, plant and equipment	851,618	850,880
Less: Accumulated depreciation and depletion	(552,296)	(540,606)
Property, plant and equipment, net	$299,322	$310,274

For the three months ended August 31, 2015 and 2014, depreciation expense was $9.0 million and $9.9 million, respectively.  For the six months ended August 31, 2015 and 2014, depreciation expense was $18.1 million and $20.1 million, respectively.

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

During the six months ended August 31, 2015, the Company finalized its sale of certain properties previously recorded in Assets Held for Sale at February 28, 2015 for $7.1 million and the assumption of $1.1 million in liabilities. The Company recorded a gain of approximately $3.1 million and recorded additional impairment of approximately $0.1 million on these sales in the six months ended August 31, 2015.

During the six months ended August 31, 2015, the Company entered into and completed the sale of certain assets for $11.2 million, and the assumption of $0.3 million of liabilities, pending final purchase price adjustments. Goodwill and Other intangibles of $6.3 million were allocated to the sale of these business operations. The sale of these business operations resulted in a gain of $0.6 million. Due to the timing of closing, the Company did not receive the cash proceeds until subsequent to August 31, 2015, as such the Company recorded a receivable and other assets which is included in Accounts receivable and Other noncurrent assets on the Condensed Consolidated Balance Sheet.

During the six months ended August 31, 2015, the Company determined it was going to sell certain assets, which totaled $6.4 million. The assets were classified as part of Assets Held for Sale as of August 31, 2015. No additional impairments were recorded. The remaining Assets Held for Sale at August 31, 2015 are comprised primarily of non-core operations related to excess property at its Wescosville, PA location and excess office buildings.

The Company's assets held for sale consisted of the following:

	August 31, 2015	February 28, 2015
Inventory	$—	$961
PP&E, net of impairment	9,888	7,556
Total assets held for sale	$9,888	$8,517

Restructuring

The Company initiated, during fiscal year 2014, and substantially concluded in fiscal year 2015, a cost savings and operational efficiency plan (the “Plan”).  The Plan focused on headcount reductions, operational efficiencies, administrative savings, and a management realignment.

The following table presents changes to Accrued restructuring, included in Accrued liabilities on the Condensed Consolidated Financial Statements:

(In thousands)	Accrued restructuring
Balance at February 28, 2015	$1,461
Additional accruals recorded	—
Payments on or reductions of accrued restructuring charges	1,200
Balance at August 31, 2015	$261

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

During the three and six months ended August 31, 2015, the Company allocated $5.6 million of Goodwill to the sale of certain assets.

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

During the three and six months ended August 31, 2015, the Company allocated $0.7 million of other intangibles to the sale of certain assets.

Other Noncurrent Assets

The Company’s Other noncurrent assets consist of the following:

	August 31,	February 28,
(In thousands)	2015	2015
Deferred financing fees (less current portion of $2,394 and $2,905, respectively)	$8,662	$10,314
Capitalized software (net of accumulated amortization of $3,909 and $3,364, respectively)	7,247	7,553
Cash surrender value of life insurance (net of loans of $3,035)	1,250	1,249
Deferred stripping costs	4,967	4,514
Other	8,606	7,792
Total other noncurrent assets	$30,732	$31,422

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of August 31, 2015 and February 28, 2015, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. We have realigned our current regional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into our Eastern Region, Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into our Western Region, and Western New York into our North Region. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing, prestressing equipment and manufacturing plants and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

Recently Issued and Adopted Accounting Standards

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 is being issued to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-

credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. The amendments in all three parts of this Update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. An entity should apply the amendments in Parts I and II retrospectively for all financial statements presented. An entity should apply the amendments on Part III prospectively. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. Effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. Effective for public business entities for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, beginning after December 15, 2016. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The Company does not expect this standard to impact its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Effective for annual and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the amendments in this update are permitted. The Company does not expect this standard to impact its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption of the amendments in this update are permitted. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and the $265 million 13% senior secured notes due 2018 (the "Secured Notes"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At August 31, 2015, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	August 31,	February 28,
(In thousands)	2015	2015
Insurance	$27,927	$24,565
Interest	25,406	23,408
Payroll and vacation	9,107	5,805
Withholding taxes	1,478	858
Billings in excess of costs and estimated earnings on uncompleted contracts	3,138	3,082
Contract expenses *	5,888	2,676
Other	6,739	4,486
Total accrued liabilities	$79,683	$64,880

* Included within contract expenses is $1.1 million and $1.5 million of provision for loss contracts as of August 31, 2015 and February 28, 2015, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	August 31,	February 28,
(In thousands)	2015	2015
RCA ($46.8 million and $27.3 million available as of August 31, 2015 and February 28, 2015, respectively)	$35,963	$5,873
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	335,294	323,956
Term Loans, interest rate of 8%	70,000	70,000
Other obligations	12,214	8,966
Total debt	703,471	658,795
Less: Current portion	(39,349)	(8,528)
Total long-term debt	$664,122	$650,267

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At August 31, 2015, the weighted average interest rate on the RCA was 6.58%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%. At August 31, 2015 the weighted average interest rate on the Term Loans was 8.0%.

Effective August 31, 2015, the Company obtained an amendment to the Credit Facility which allowed (i) certain assets to be added to a schedule of permitted asset sales and dispositions, and (ii) permitted the Company to incur additional capital expenditures equal to the unrestricted net cash proceeds received from the asset sales permitted under the terms of the Credit Agreements, as amended.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless the Company refinances its Secured Notes by such date and will mature on June 2, 2018 unless the Company refinances its Notes by June 1, 2018.

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00 to 1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction. The Company achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1:00 to 1:00 as of August 31, 2015; therefore the availability block will be reduced by $10.0 million.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of August 31, 2015, the Company had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

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

As of August 31, 2015, the Company was in compliance with all of its covenant requirements.

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

On March 4, 2015, the Company notified the trustee of its Secured Notes that it had elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2015 in the form of 7% cash payment and 6% payment in kind, which represents $23.8 million and $20.4 million of interest, respectively, for the same 12-month period. At August 31, 2015, the inception-to-date PIK interest was $79.5 million ($70.3 million was recorded as an increase to the Secured Notes and $9.2 million was recorded as a long-term obligation in other liabilities).

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

Date	Percentage
March 15, 2015 to March 14, 2016	106.50%
March 15, 2016 to March 14, 2017	103.25%
March 15, 2017 and thereafter	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes on September 15, 2017 and each accrual period thereafter.

The Secured Notes are guaranteed on a full and unconditional, and joint and several basis, by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 11, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”).  The Secured Notes and related guarantees are senior secured obligations of the Company and the Guarantors that rank equally in right of payment with all existing and future senior debt of the Company and the Guarantors, including the Notes and Credit Facilities, and senior to all existing and future subordinated debt of the Company and Guarantors.  The Secured Notes and related guarantees are secured, subject to certain permitted liens and except for certain excluded assets, by first-priority liens on substantially all of the Company’s and Guarantors’ personal property and certain owned and leased real property and second-priority liens on certain real property and substantially all of the Company’s and Guarantors’ accounts receivable, inventory and deposit accounts and related assets and proceeds of the foregoing that secure the RCA on a first-priority basis.

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

On or after September 1, 2014, the Company was permitted to redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the 12-month period beginning on September 1 of the years indicated below:

Date	Percentage
September 1, 2014 to August 31, 2015	105.50%
September 1, 2015 to August 31, 2016	102.75%
September 1, 2016 and thereafter	100.00%

If the Company experiences a change of control, as outlined in the indenture governing the Notes, the Company may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued interest.

The Notes are guaranteed on a full and unconditional, and joint and several, basis by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 11, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”). The indenture governing the Notes contains affirmative and negative covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, make restricted payments, dividends or other payments from subsidiaries to the Company, create liens, engage in the sale or transfer of assets and engage in transactions with affiliates. The Company is not required to maintain any affirmative financial ratios or covenants under the indenture governing the Notes.

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

Other Obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $5.0 million of new obligations under various financing arrangements related to equipment, assets and other in the quarter ended August 31, 2015.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 29, 2016 and February 28, 2015, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended August 31, 2015 and 2014 were 4.5% and 7.7%, respectively, resulting in tax expense of $1.3 million and $0.9 million, respectively. The effective income tax rates for the six months ended August 31, 2015 and 2014 were 4.5% and 7.4%, respectively, resulting in tax expense of $0.4 million and tax benefit of $1.3 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

Cash paid for income taxes was immaterial for the three and six months ended August 31, 2015 and 2014, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $1.4 million and $0.1 million, respectively, for the three months ended August 31, 2015, and $1.7 million and $0.2 million, respectively for the three months ended August 31, 2014. The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $2.9 million and $0.2 million, respectively, for the six months ended August 31, 2015, and $3.0 million and $0.3 million, respectively for the six months ended August 31, 2014.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.  Net periodic pension expense recognized was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$78	$86	$156	$172
Interest cost	93	105	186	210
Expected return on plan assets	(155)	(150)	(310)	(300)
Amortization of prior service cost	13	14	26	28
Recognized net actuarial loss	54	50	108	101
Total pension expense	$83	$105	$166	$211

The Company made contributions to the defined benefit pension plans of approximately $0.2 million during the six months ended August 31, 2015 and August 31, 2014, and expects to make additional contributions of approximately $0.2 million in the remainder of fiscal year 2016.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	August 31,	February 28,
(In thousands)	2015	2015
Reclamation costs	$19,222	$18,835
Executive deferred compensation liability	5,441	5,512
PIK accrued interest	9,221	10,394
Other	11,577	11,533
	$45,461	$46,274

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

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. Rock Solid is required to maintain a Collateral Trust Agreement with an insurer for the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of August 31, 2015 and February 28, 2015 in our Condensed Consolidated Balance Sheets. Reserves for retained losses within this captive, which are recorded in accrued liabilities in our Condensed Consolidated Balance Sheets, were approximately $17.9 million and $15.5 million as of August 31, 2015 and February 28, 2015, respectively. Exposures for periods prior to the inception of the captive are covered by pre-existing insurance policies. Other accrued amounts included as insurance, which primarily relates to worker’s compensation, included in Note 3, “Accrued Liabilities” totaled $10.0 million and $9.1 million as of August 31, 2015 and February 28, 2015, respectively. Included in Other noncurrent assets is approximately $6.7 million as of August 31, 2015 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are payable by insurance companies of approximately

$6.7 million were recorded in other noncurrent liabilities in our Condensed Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company's Board of Directors and stockholder, James W. Van Buren, who is the principal of MacInnis Group, LLC ("the Lessee").

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Revenue
Construction materials	$178,280	$178,408	$270,146	$277,521
Heavy/highway construction	107,799	101,624	158,480	145,722
Traffic safety services and equipment	27,336	27,155	51,498	50,821
Segment totals	313,415	307,187	480,124	474,064
Eliminations	(66,860)	(59,618)	(92,853)	(86,067)
Total revenue	$246,555	$247,569	$387,271	$387,997
Operating income
Construction materials	$48,996	$39,303	$62,656	$45,390
Heavy/highway construction	8,203	7,986	6,991	4,889
Traffic safety services and equipment	3,207	2,613	4,816	3,703
Corporate and unallocated	(9,859)	(17,872)	(22,892)	(31,303)
Total operating income	$50,547	$32,030	$51,571	$22,679

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Depreciation, depletion and amortization
Construction materials	$6,858	$7,531	$13,523	$14,729
Heavy/highway construction	1,880	2,045	3,577	4,338
Traffic safety services and equipment	1,261	1,201	2,496	2,443
Corporate and unallocated	345	380	703	737
Total depreciation, depletion and amortization	$10,344	$11,157	$20,299	$22,247

10.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the six months ended August 31, 2015 and August 31, 2014:

(In thousands)	August 31, 2015	August 31, 2014
Capital lease and other non-cash obligations incurred	$5,974	$1,837
Cash paid for interest, net of amounts capitalized	27,898	25,488

11.              Condensed Issuer, Guarantor and Non Guarantor Financial Information

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

Condensed Consolidating Balance Sheet at August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$14,391	$1,197	$5,837	$—	$21,425
Restricted cash	1,172	61	15,789	—	17,022
Accounts receivable, net	142,862	17,160	6	—	160,028
Inventories	89,383	16,778	—	—	106,161
Net investment in lease	—	—	647	(647)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	9,730	—	16	—	9,746
Assets held for sale	3,522	6,366	—	—	9,888
Total current assets	262,978	42,274	22,295	(647)	326,900
Property, plant and equipment, net	284,582	14,740	5,961	(5,961)	299,322
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,897	10,917	—	—	17,814
Investment in subsidiaries	91,251	—	—	(91,251)	—
Intercompany receivables	3,308	29,572	(149)	(32,731)	—
Other noncurrent assets	27,477	907	2,348	—	30,732
Total Assets	$752,140	$104,255	$30,455	$(130,590)	$756,260
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$39,996	$—	$—	$(647)	$39,349
Accounts payable - trade	45,601	7,765	313	—	53,679
Accrued liabilities	60,737	1,942	17,004	—	79,683
Total current liabilities	146,334	9,707	17,317	(647)	172,711
Intercompany payables	31,527	1,204	—	(32,731)	—
Long-term debt, less current maturities	658,817	—	5,305	—	664,122
Obligations under capital leases, less current maturities	5,961	—	—	(5,961)	—
Deferred income taxes	23,945	5,261	—	—	29,206
Other noncurrent liabilities	42,588	525	2,348	—	45,461
Total liabilities	909,172	16,697	24,970	(39,339)	911,500
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(157,032)	87,558	3,693	(91,251)	(157,032)
Noncontrolling interest	—	—	1,792	—	1,792
Total (deficit) equity	(157,032)	87,558	5,485	(91,251)	(155,240)
Total liabilities and (deficit) equity	$752,140	$104,255	$30,455	$(130,590)	$756,260

Condensed Consolidating Balance Sheet at February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,633	$60	$4,600	$—	$13,293
Restricted cash	1,301	88	15,788	—	17,177
Accounts receivable, net	39,125	10,762	14	—	49,901
Inventories	87,995	14,211	—	—	102,206
Net investment in lease	—	—	1,198	(1,198)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	8,038	836	11	—	8,885
Assets held for sale	8,517	—	—	—	8,517
Total current assets	155,527	26,669	21,611	(1,198)	202,609
Property, plant and equipment, net	290,137	20,137	5,810	(5,810)	310,274
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,640	11,293	—	—	18,933
Investment in subsidiaries	85,531	—	—	(85,531)	—
Intercompany receivables	3,308	29,169	(34)	(32,443)	—
Other noncurrent assets	28,097	977	2,348	—	31,422
Total Assets	$651,527	$94,090	$29,735	$(124,982)	$650,370
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$8,955	$—	$771	$(1,198)	$8,528
Accounts payable - trade	8,510	6,265	331	546	15,652
Accrued liabilities	47,876	1,508	15,496	—	64,880
Total current liabilities	65,341	7,773	16,598	(652)	89,060
Intercompany payables	34,087	(1,098)	—	(32,989)	—
Long-term debt, less current maturities	645,228	—	5,039	—	650,267
Obligations under capital leases, less current maturities	5,810	—	—	(5,810)	—
Deferred income taxes	23,466	5,261	—	—	28,727
Other noncurrent liabilities	43,365	561	2,348	—	46,274
Total liabilities	817,297	12,497	23,985	(39,451)	814,328
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(165,770)	81,593	3,938	(85,531)	(165,770)
Noncontrolling interest	—	—	1,812	—	1,812
Total (deficit) equity	(165,770)	81,593	5,750	(85,531)	(163,958)
Total liabilities and (deficit) equity	$651,527	$94,090	$29,735	$(124,982)	$650,370

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$222,167	$24,388	$229	$(229)	$246,555
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	160,022	17,600	217	(139)	177,700
Depreciation, depletion and amortization	9,036	1,308	—	—	10,344
Asset impairment	—	—	—	—	—
Selling, administrative and general expenses	10,144	1,513	40	—	11,697
Gain on disposals of property, equipment and software	(3,730)	(3)	—	—	(3,733)
Operating income (loss)	46,695	3,970	(28)	(90)	50,547
Interest (expense) income, net	(21,215)	43	(64)	90	(21,146)
Income (loss) before income taxes	25,480	4,013	(92)	—	29,401
Income tax expense	1,331	—	—	—	1,331
Equity in earnings of subsidiaries	3,784	—	—	(3,784)	—
Net income (loss)	27,933	4,013	(92)	(3,784)	28,070
Less: Net income attributable to noncontrolling interest	—	—	(137)	—	(137)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	27,933	4,013	(229)	(3,784)	27,933
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—	—	—	39
Comprehensive income (loss)	27,972	4,013	(92)	(3,784)	28,109
Less: Comprehensive income attributable to noncontrolling interest	—	—	(137)	—	(137)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$27,972	$4,013	$(229)	$(3,784)	$27,972

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$223,377	$24,192	$1,724	$(1,724)	$247,569
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	168,423	18,226	1,518	(1,616)	186,551
Depreciation, depletion and amortization	9,905	1,252	—	—	11,157
Asset impairment	3,343	—	—	—	3,343
Selling, administrative and general expenses	12,924	1,670	55	—	14,649
Gain loss on disposals of property, equipment and software	(142)	(19)	—	—	(161)
Operating income (loss)	28,924	3,063	151	(108)	32,030
Interest (expense) income, net	(20,427)	(6)	(55)	108	(20,380)
Income (loss) before income taxes	8,497	3,057	96	—	11,650
Income tax expense	900	—	—	—	900
Equity in earnings of subsidiaries	2,976	—	—	(2,976)	—
Net income (loss)	10,573	3,057	96	(2,976)	10,750
Less: Net income attributable to noncontrolling interest	—	—	(177)	—	(177)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	10,573	3,057	(81)	(2,976)	10,573
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	38	—	—	—	38
Comprehensive income (loss)	10,611	3,057	96	(2,976)	10,788
Less: Comprehensive income attributable to noncontrolling interest	—	—	(177)	—	(177)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$10,611	$3,057	$(81)	$(2,976)	$10,611

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$341,691	$45,775	$3,420	$(3,615)	$387,271
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	258,673	34,269	3,172	(3,464)	292,650
Depreciation, depletion and amortization	17,717	2,582	—	—	20,299
Asset impairment	160	23	—	—	183
Selling, administrative and general expenses	23,231	3,047	123	—	26,401
Gain on disposals of property, equipment and software	(3,783)	(50)	—	—	(3,833)
Operating income (loss)	45,693	5,904	125	(151)	51,571
Interest (expense) income, net	(42,330)	61	(98)	151	(42,216)
Income (loss) before income taxes	3,363	5,965	27	—	9,355
Income tax expense	423	—	—	—	423
Equity in earnings of subsidiaries	5,720	—	—	(5,720)	—
Net income (loss)	8,660	5,965	27	(5,720)	8,932
Less: Net income attributable to noncontrolling interest	—	—	(272)	—	(272)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	8,660	5,965	(245)	(5,720)	8,660
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	78	—	—	—	78
Comprehensive income (loss)	8,738	5,965	27	(5,720)	9,010
Less: Comprehensive income attributable to noncontrolling interest	—	—	(272)	—	(272)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,738	$5,965	$(245)	$(5,720)	$8,738

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$342,824	$46,675	$3,461	$(4,963)	$387,997
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	274,241	35,973	2,956	(4,748)	308,422
Depreciation, depletion and amortization	19,711	2,536	—	—	22,247
Asset impairment	5,023	—	—	—	5,023
Selling, administrative and general expenses	25,828	4,008	100	—	29,936
Gain loss on disposals of property, equipment and software	(301)	(9)	—	—	(310)
Operating income (loss)	18,322	4,167	405	(215)	22,679
Interest (expense) income, net	(40,813)	3	(111)	215	(40,706)
Income (loss) before income taxes	(22,491)	4,170	294	—	(18,027)
Income tax benefit	(1,342)	—	—	—	(1,342)
Equity in earnings of subsidiaries	4,112	—	—	(4,112)	—
Net income (loss)	(17,037)	4,170	294	(4,112)	(16,685)
Less: Net income attributable to noncontrolling interest	—	—	(352)	—	(352)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(17,037)	4,170	(58)	(4,112)	(17,037)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	77	—	—	—	77
Comprehensive income (loss)	(16,960)	4,170	294	(4,112)	(16,608)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(352)	—	(352)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(16,960)	$4,170	$(58)	$(4,112)	$(16,960)

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(17,276)	$1,110	$2,034	$—	$(14,132)
Cash flows from investing activities
Capital expenditures	(11,830)	—	—	—	(11,830)
Proceeds from sale of property, equipment and assets held for sale	5,849	—	—	—	5,849
Change in cash value of life insurance	—	—	—	—	—
Change in restricted cash	128	27	(1)	—	154
Net cash (used in) provided by investing activities	(5,853)	27	(1)	—	(5,827)
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	30,091	—	—	—	30,091
Repayments of other debt	(308)	—	(505)	—	(813)
Payments on capital leases	(896)	—	—	—	(896)
Distribution to noncontrolling interest	—	—	(291)	—	(291)
Net cash provided by (used in) financing activities	28,887	—	(796)	—	28,091
Net increase in cash and cash equivalents	5,758	1,137	1,237	—	8,132
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$14,391	$1,197	$5,837	$—	$21,425

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(19,103)	$992	$1,918	$—	$(16,193)
Cash flows from investing activities
Capital expenditures	(11,014)	(815)	—	—	(11,829)
Proceeds from sale of property and equipment, and assets held for sale	1,177	—	—	—	1,177
Change in cash value of life insurance	(75)	—	—	—	(75)
Change in restricted cash	12,191	4	(1)	—	12,194
Net cash (used in) provided by investing activities	2,279	(811)	(1)	—	1,467
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	24,675	—	—	—	24,675
Repayments of other debt	(4,097)	—	(348)	—	(4,445)
Payments on capital leases	(1,594)	—	—	—	(1,594)
Debt issuance costs	(756)	—	—	—	(756)
Net cash provided by (used in) financing activities	18,228	—	(348)	—	17,880
Net increase in cash and cash equivalents	1,404	181	1,569	—	3,154
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$22,748	$181	$4,117	$—	$27,046

12. Subsequent Events

On September 24, 2015, the Board of Directors of New Enterprise Stone & Lime Co., Inc. (the “Company”) amended and restated the Executive Benefit Plan (the “Plan”) to, among other things, terminate the death and disability benefits under the Plan effective December 31, 2015. The amended Plan also reflects the prior freeze of Plan contributions and cessation of crediting earnings and losses on participant account balances effective December 31, 2015.

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

Operating Structure and Executive Leadership

     We have finalized the re-alignment of our organizational structure and continue to implement and enhance our strategic plan (the "Plan"). Through the second quarter of fiscal year 2016, we have monetized certain assets providing up to $6.9 million of cash this fiscal year for additional working capital and fixed asset purchases. We have approximately $9.9 million in additional assets held for sale as of August 31, 2015.

We believe our new cost structure has reduced our fixed cost base while targeting operational efficiencies. Although most non-core operations were wound down during the prior year, our revenues increased after removing $15.9 million in revenues associated with non-core operations. We believe this focus on our core products in conjunction with renewed emphasis on construction activity that favors maximum vertical integration will position us to be successful in our markets. Although the Transportation Act has provided more bidding opportunities in the Commonwealth of Pennsylvania overall, we have continued to experience declines in the markets in which we participate.

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

Reclassifications
Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the amounts of $1.7 million and $0.2 million, respectively for the three months ended August 31, 2014 and $3.0 million and $0.3 million, respectively, for the six months ended August 31, 2014. The reclassification had no effect on Operating income, Comprehensive income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

Executive Summary

The following are key statistics for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014.

•	Cost of revenue decreased by $15.7 million (5.1%);

•	Operating income increased by $28.9 million (127.3%); and

•	Selling, administrative and general expenses decreased by $3.5 million or 11.7%.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Revenue	$246,555	$247,569	$387,271	$387,997
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	177,700	186,551	292,650	308,422
Depreciation, depletion and amortization	10,344	11,157	20,299	22,247
Asset impairment	—	3,343	183	5,023
Selling, administrative and general expenses	11,697	14,649	26,401	29,936
Gain on disposals of property, equipment and software	(3,733)	(161)	(3,833)	(310)
Operating income	50,547	32,030	51,571	22,679
Interest expense, net	(21,146)	(20,380)	(42,216)	(40,706)
Income (loss) before income taxes	29,401	11,650	9,355	(18,027)
Income tax expense (benefit)	1,331	900	423	(1,342)
Net income (loss)	$28,070	$10,750	$8,932	$(16,685)

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

The following table summarizes our segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Segment Revenue
Construction materials	$178,280	$178,408	$270,146	$277,521
Heavy/highway construction	107,799	101,624	158,480	145,722
Traffic safety services and equipment	27,336	27,155	51,498	50,821
Segment totals	313,415	307,187	480,124	474,064
Inter-segment eliminations	(66,860)	(59,618)	(92,853)	(86,067)
Total revenue	$246,555	$247,569	$387,271	$387,997

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Segment Revenue:
Construction materials	56.9%	58.1%	56.3%	58.6%
Heavy/highway construction	34.4%	33.1%	33.0%	30.7%
Traffic safety services and equipment	8.7%	8.8%	10.7%	10.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Segment Cost of Revenue
Construction materials	$125,189	$133,408	$196,017	$217,301
Heavy/highway construction	97,982	91,763	148,223	136,988
Traffic safety services and equipment	21,389	20,998	41,263	40,200
Segment totals	244,560	246,169	385,503	394,489
Eliminations	(66,860)	(59,618)	(92,853)	(86,067)
Total cost of revenue	$177,700	$186,551	$292,650	$308,422

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Segment Cost of Revenue as Percent of Segment Revenue
Construction materials	70.2%	74.8%	72.6%	78.3%
Heavy/highway construction	90.9%	90.3%	93.5%	94.0%
Traffic safety services and equipment	78.2%	77.3%	80.1%	79.1%

The following table summarizes the segment operating income:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2015	2014	2015	2014
Operating Income
Construction materials	$48,996	$39,303	$62,656	$45,390
Heavy/highway construction	8,203	7,986	6,991	4,889
Traffic safety services and equipment	3,207	2,613	4,816	3,703
Segment totals	60,406	49,902	74,463	53,982
Corporate and unallocated	(9,859)	(17,872)	(22,892)	(31,303)
Total operating income	$50,547	$32,030	$51,571	$22,679

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

Revenue

Total revenue decreased $1.0 million or 0.4% to $246.6 million for the three months ended August 31, 2015 compared to $247.6 million for the three months ended August 31, 2014.  When considering the impact of reduced revenue of $6.0 million associated with the winding down of certain non-core operations in the prior fiscal year, total revenue increased $5.0 million or 2.0% on a comparable basis.

Segment revenue for our construction materials business decreased $0.1 million, or 0.1% to $178.3 million for the three months ended August 31, 2015 compared to $178.4 million for the three months ended August 31, 2014. The prior fiscal year contained $6.3 million of revenues which did not recur due primarily to the winding down of certain non-core operations. When the exclusion of these revenues associated with non-core business operations are considered, our revenues increased $6.2 million on a comparable basis. Revenues for hot mix asphalt and ready mixed concrete increased $2.9 million and $1.0 million, respectively, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. The increases in hot mix asphalt and ready mix concrete were primarily due to increases in sales price for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. The remainder of the increase was primarily attributable to aggregates.

Segment revenue for our heavy/highway construction business increased $6.2 million, or 6.1% to $107.8 million for the three months ended August 31, 2015 compared to $101.6 million for the three months ended August 31, 2014.  The increase in revenue was primarily attributable to the timing of available work.

Segment revenue for our traffic safety services and equipment businesses remained flat, changing $0.1 million, or 0.4% to $27.3 million for the three months ended August 31, 2015 compared to $27.2 million for the three months ended August 31, 2014.

Cost of Revenue

Total cost of revenue decreased $8.9 million or 4.8% to $177.7 million for the three months ended August 31, 2015 compared to approximately $186.6 million for the three months ended August 31, 2014.  $6.9 million of this decrease is attributable to the winding down of our non-core operations in the prior fiscal year and increased efficiencies due to our shared services center.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 4.6% to 70.2% for the three months ended August 31, 2015 compared to 74.8% for the three months ended August 31, 2014. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base, as well as lower revenues associated with the winding down of non-core operations which generally carried lower margins compared to other products.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased slightly by 0.6% to 90.9% for the three months ended August 31, 2015 compared to 90.3% for the three months ended August 31, 2014. The increase in segment cost of sales as a percentage of sales was primarily attributable the timing of completion of types of work compared to the prior year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue increased 0.9% to 78.2% for the three months ended August 31, 2015 compared to 77.3% for the three months ended August 31, 2014. The increase in segment cost of revenue as a percentage of segment revenue was attributable to higher raw material costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $0.9 million, or 8.0% to $10.3 million for the three months ended August 31, 2015 compared to $11.2 million for the three months ended August 31, 2014. The decrease was primarily attributable to less depreciation due to sales of assets within the past year and as a result of lower depreciable assets due to decreased capital expenditures over the last several years.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $2.9 million, or 19.9% to $11.7 million for the three months ended August 31, 2015 compared to $14.6 million for the three months ended August 31, 2014. The decrease was primarily attributable to reduced bad debt expense and professional services.

Operating Income

Operating income increased $18.5 million, or 57.8% to $50.5 million for the three months ended August 31, 2015, as compared to $32.0 million for the three months ended August 31, 2014. This increase was primarily attributable to increased prices and other efficiencies related to our profit enhancement program.

Operating income for our construction materials business increased $9.7 million, or 24.7% to $49.0 million for the three months ended August 31, 2015 compared to $39.3 million for the three months ended August 31, 2014. Operating income for aggregates, hot mix asphalt and ready mixed concrete increased $7.2 million, $2.8 million, and $0.2 million, respectively, to $30.5 million, $14.4 million, and $4.1 million for the three months ended August 31, 2015 compared to $23.3 million, $11.6 million, and $3.9 million for the three months ended August 31, 2014, respectively. These increases were primarily due to price increases for our products in most markets, as well as continued cost controls.

Operating income for our heavy/highway construction business remained flat, increasing by $0.2 million, or 2.5% to $8.2 million for the three months ended August 31, 2015 compared to $8.0 million for the three months ended August 31, 2014.

Operating income for our traffic safety services and equipment businesses increased by $0.6 million, or 23.1% to $3.2 million for the three months ended August 31, 2015 compared to $2.6 million for the three months ended August 31, 2014.  The increase in profitability is primarily attributable to continued cost controls.

Interest Expense, net

Net interest expense increased $0.7 million, or 3.4% to $21.1 million for the three months ended August 31, 2015 compared to $20.4 million for the three months ended August 31, 2014 due primarily to increased overall indebtedness.

Income Tax Expense

The income tax provision for the three months ended August 31, 2015 and August 31, 2014 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2015 and February 28, 2014, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended August 31, 2015 and 2014 were 4.5% and 7.7%, respectively, resulting in tax expense of $1.3 million and $0.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

Six Months Ended August 31, 2015 Compared to Six Months Ended August 31, 2014

Revenue

Total revenue decreased $0.7 million or 0.2% to $387.3 million for the six months ended August 31, 2015 compared to $388.0 million for the six months ended August 31, 2014.  When considering the impact of reduced revenue of $15.9 million associated with the winding down of certain non-core operations in the prior fiscal year, total revenue increased $15.2 million or 3.9% on a comparable basis.

Segment revenue for our construction materials business decreased $7.4 million, or 2.7% to $270.1 million for the six months ended August 31, 2015 compared to $277.5 million for the six months ended August 31, 2014. The prior fiscal year contained $16.3 million of revenues which did not recur due primarily to the winding down of certain non-core operations. When the exclusion of these revenues associated with non-core business operations are considered, our revenues increased $8.9 million on a comparable basis. Revenues for aggregates increased $2.8 million or 2.4%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014. Revenues for hot mix asphalt and ready mixed concrete increased $7.2 million and $3.5 million, respectively, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014. The increase in aggregates was primarily attributable to an increase in sales price of 7.7%, partially offset by a decrease in sales volumes of 4.9%. The increases in hot mix asphalt and ready mixed concrete were due to increases in sales volumes of 5.3% and 4.4%, respectively in the six months ended August 31, 2015 compared to the six months ended August 31, 2014. These increases were partially offset by decreases in other revenues of $4.6 million, which was primarily attributable to decreases in fuel revenues.

Segment revenue for our heavy/highway construction business increased $12.8 million, or 8.8% to $158.5 million for the six months ended August 31, 2015 compared to $145.7 million for the six months ended August 31, 2014.  The increase in revenue was primarily attributable to the timing of available work, as we complete more work on jobs delayed during the first quarter.

Segment revenue for our traffic safety services and equipment businesses remained relatively flat, increasing $0.7 million, or 1.4% to $51.5 million for the six months ended August 31, 2015 compared to $50.8 million for the six months ended August 31, 2014.

Cost of Revenue

Total cost of revenue decreased $15.7 million or 5.1% to $292.7 million for the six months ended August 31, 2015 compared to approximately $308.4 million for the six months ended August 31, 2014.  The majority of this decrease is attributable to the winding down of our non-core operations in the prior fiscal year.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.7% to 72.6% for the six months ended August 31, 2015 compared to 78.3% for the six months ended August 31, 2014. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base, as well as lower revenues associated with the winding down of non-core operations which generally carried lower margins compared to other products.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue remained relatively flat, decreasing 0.5% to 93.5% for the six months ended August 31, 2015 compared to 94.0% for the six months ended August 31, 2014.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue remained relatively flat, increasing 1.0% to 80.1% for the six months ended August 31, 2015 compared to 79.1% for the six months ended August 31, 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.9 million, or 8.6% to $20.3 million for the six months ended August 31, 2015 compared to $22.2 million for the six months ended August 31, 2014. The decrease was primarily attributable to less depreciation due to sales of assets within the past year and as a result of lower depreciable assets due to decreased capital expenditures over the last several years.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $3.5 million, or 11.7% to $26.4 million for the six months ended August 31, 2015 compared to $29.9 million for the six months ended August 31, 2014. The decrease was primarily attributable to lower bad debt expense and professional services.

Operating Income

Operating income increased $28.9 million to $51.6 million for the six months ended August 31, 2015, as compared to $22.7 million for the six months ended August 31, 2014. This increase was primarily attributable to the increased efficiencies related to our profit enhancement program.

Operating income for our construction materials business increased $17.3 million, or 38.1% to $62.7 million for the six months ended August 31, 2015 compared to $45.4 million for the six months ended August 31, 2014. Operating income for aggregates, hot mix asphalt and ready mixed concrete increased $11.5 million, $3.1 million, and $1.5 million, respectively, to $41.0 million, $15.2 million, and $6.5 million for the six months ended August 31, 2015 as compared to $29.5 million, $12.1 million, and $5.0 million for the six months ended August 31, 2014, respectively. These increases were primarily due to price increases for our products in most markets, as well as continued cost controls.

Operating income for our heavy/highway construction business increased $2.1 million, or 42.9% to $7.0 million for the six months ended August 31, 2015 compared to $4.9 million for the six months ended August 31, 2014.  This improvement was primarily attributable to additional work completed on a consistent fixed cost base.

Operating income for our traffic safety services and equipment businesses increased by $1.1 million, or 29.7% to $4.8 million for the six months ended August 31, 2015 compared to $3.7 million for the six months ended August 31, 2014.  The increase in profitability is primarily attributable to continued cost controls.

Interest Expense, net

Net interest expense increased $1.5 million, or 3.7% to $42.2 million for the six months ended August 31, 2015 compared to $40.7 million for the six months ended August 31, 2014 due primarily to increased overall indebtedness.

Income Tax Expense (Benefit)

The income tax provision for the six months ended August 31, 2015 and six months ended August 31, 2014 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2015 and February 28, 2014, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the six months ended August 31, 2015 and six months ended August 31, 2014 were 4.5% and 7.4%, respectively, resulting in a tax expense of $0.4 million and a tax benefit of $1.3 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of August 31, 2015 we had borrowed $36.0 million under the RCA with $46.8 million available compared to $5.9 million under the RCA, with $27.3 million available as of February 28, 2015. As of August 31, 2015, we had $21.4 million in cash and cash equivalents and working capital of $154.2 million compared to $13.3 million in cash and cash equivalents and working capital of $113.5 million as of February 28, 2015. Cash balances of $17.0 million and $17.2 million as of August 31, 2015 and February 28, 2015, respectively, were restricted in certain consolidated subsidiaries for insurance requirements, as well as collateral on outstanding letters of credit or rentals. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. Commencing May 31, 2015, as of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2016 is $40.0 million, except as noted below. As of August 31, 2015, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

Effective August 31, 2015, we obtained an amendment to the Credit Facility which (1) allowed certain assets to be added to a schedule of permitted asset sales and dispositions, and (ii) permitted us to incur additional capital expenditures equal to the unrestricted net cash proceeds received from the asset sales permitted under the terms of the Credit Agreements, as amended.

We achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1:00 to 1:00 as of August 31, 2015; therefore the availability block on subsequent borrowing bases will be reduced by $10.0 million.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2015 and August 31, 2014.

	Six Months Ended August 31,
(In thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(14,132)	$(16,193)
Investing activities	(5,827)	1,467
Financing activities	28,091	17,880
Cash paid for capital expenditures	(11,830)	(11,829)

Operating Activities

Net cash used in operating activities decreased $2.1 million to $14.1 million for the six months ended August 31, 2015 compared to net cash used of $16.2 million for the six months ended August 31, 2014. Cash used in operating activities decreased as a result of changes in working capital and improved operating income.

Investing Activities

Net cash from investing activities changed $7.3 million to net cash used of $5.8 million in the six months ended August 31, 2015 compared to net cash provided of $1.5 million in the six months ended August 31, 2014. Net cash used in investing activities changed primarily due to the monetization of cash collateralized letters of credit in fiscal year 2015 that did not recur in fiscal year 2016, partially offset by proceeds from the sale of property and equipment.

Financing Activities

Net cash provided by financing activities increased $10.2 million to $28.1 million in the six months ended August 31, 2015 compared to $17.9 million in the six months ended August 31, 2014.  The increase in cash provided by financing activities was primarily due to the increase of $5.4 million in net borrowings under our short-term obligations in the six months ended August 31, 2015 of $30.1 million, as compared to net borrowings of $24.7 million in six months ended August 31, 2014. This increase was aided by lower repayments of long-term debt of $0.8 million in the six months ended August 31, 2015, as compared to $4.4 million in the six months ended August 31, 2014.

Capital Expenditures

Cash capital expenditures remained flat at $11.8 million for the six months ended August 31, 2015 compared to $11.8 million for the six months ended August 31, 2014. In addition to the cash capital expenditures of $11.8 million, the Company also incurred $6.0 million of non-cash capital expenditures, which has resulted in $4.1 million of additional capital expenditures for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014. Refer to Note 4 "Long Term Debt" to the Condensed Consolidated Financial Statements for further information.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies as reported in our notes to our financial statements for the fiscal year ended February 28, 2015 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of August 31, 2015, we had $36.0 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates. Each change of 1.00% in interest rates would result in an approximate $1.0 million change in our annual interest expense relating to the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

•
In the areas of finance, tax, accounting and information technology departments, we did not ensure a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our structure and accounting and financial reporting requirements, which was identified as a material weakness by management during the fiscal year 2012 year-end financial reporting process.

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

As part of our remediation efforts, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. We have developed, implemented and communicated policies and procedures, which among other things, emphasize adherence to GAAP, and we have made the policies and procedures available to employees on our intranet site. In addition, the Board of Directors approved a formal Delegation of Authority Policy to bolster and support our policies and procedures. These policies and procedures have been developed, implemented and communicated across the Company.  There are certain processes of the Company, specifically construction accounting, for which the Delegation of Authority Policy continues to be a point of focus. However, we have concluded that this is no longer a material weakness.

We did not maintain effective controls over information and communication:

•
We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our enterprise resource planning ("ERP") system implementation in 2012. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues associated with the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in fiscal year 2012 resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

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

•
We did not maintain effective controls over accounting for contracts including those in our Traffic Safety and Services operations. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion in 2012, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. In addition, during fiscal year 2016, there were select instances where the Delegation of Authority was not properly followed. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2015, 2014, 2013 and 2012 year-end financial closing and reporting processes.

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

•
We did not maintain effective controls to ensure the completeness and accuracy of recorded revenue. Specifically, we did not design and maintain effective controls over pricing, billing practices and credit memos. For example, during conversion to the new ERP several customers were invoiced incorrect prices which resulted in significant billing adjustments credit memos. This material weakness which was identified during the fiscal 2012 year end audit by management, in conjunction with our independent auditors resulted in additional procedures performed by management and adjustments in both fiscal years 2013 and 2012.

We have implemented a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include price, invoice, shipment, adjustments and account reconciliation reviews related to sales of tangible goods.  We will continue our remediation efforts during fiscal year 2016.

•
We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal year 2011 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal years 2013, 2012 and 2011 year end and first quarter fiscal year 2014 financial closing and reporting processes.

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during fiscal year 2016.

•
We did not adequately segregate the duties of personnel within our Accounting Department, including those related to cash management, payroll processing, accounts payable processing, and accounts receivable and general ledger maintenance, due to an insufficient complement of staff. This material weakness which was identified by our independent auditors in prior years but elevated to a material weakness in fiscal year 2012, resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal years 2013, 2012 and 2011 year-end financial closing and reporting processes.

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We will continue our remediation efforts during fiscal year 2016.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the fiscal year ended August 31, 2015, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

We believe the following material weakness has been addressed as of the second quarter ended August 31, 2015:

We have developed, implemented and communicated policies and procedures, which among other things, emphasize adherence to GAAP, and we have made the policies and procedures available to employees on our intranet site. We have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We have hired professional finance resources in these areas to enhance accounting and financial reporting competencies and aid internal control capabilities. In addition, the Board of Directors approved a formal Delegation of Authority Policy to bolster and support our policies and procedures. These policies and procedures have been developed, implemented and communicated across the Company.  There are certain processes of the Company, specifically construction accounting, for which the Delegation of Authority Policy continues to be a point of focus.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Executive Benefit Plan

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: October 13, 2015	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Executive Benefit Plan

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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