Form 10-Q/A
period 2015-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2015-10-13
CIK 1527032

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment Filing”) of New Enterprise Stone & Lime Co., Inc. (the “Company”) amends the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended August 31, 2015, which was originally filed on October 13, 2015 (the “Original Filing”).  The Company is filing this Amendment Filing solely for the purpose of re-filing Exhibit 10.1 thereto, which was incorrectly filed in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment Filing also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment Filing and this Amendment Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment Filing does not modify or update any part of or information set forth in the Original Filing.

PART II - OTHER INFORMATION

Item 6.                                                         Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1	Amended and Restated Executive Benefit Plan
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENTERPRISE STONE & LIME CO., INC.

Date: October 13, 2015	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1	Amended and Restated Executive Benefit Plan
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith.