Form 10-Q
period 2015-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2016-01-14
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 13, 2016, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2015

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	November 30, 2015	February 28, 2015 *
Assets
Current assets
Cash and cash equivalents	$13,867	$13,293
Restricted cash	25,468	17,177
Accounts receivable, less reserves of $3,357 and $4,564 respectively	117,984	49,901
Inventories	108,484	102,206
Deferred income taxes	2,630	2,630
Other current assets	7,575	8,885
Assets held for sale	6,441	8,517
Total current assets	282,449	202,609
Property, plant and equipment, net	300,930	310,274
Goodwill	81,492	87,132
Other intangible assets, net	17,590	18,933
Other noncurrent assets	29,721	31,422
Total assets	$712,182	$650,370
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$3,308	$8,528
Accounts payable - trade	43,762	15,652
Accrued liabilities	63,468	64,880
Total current liabilities	110,538	89,060
Long-term debt, less current maturities	673,596	650,267
Deferred income taxes	30,074	28,727
Other noncurrent liabilities	40,926	46,274
Total liabilities	855,134	814,328
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(270,118)	(290,887)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,001)	(2,119)
Total New Enterprise Stone & Lime Co., Inc. deficit	(144,883)	(165,770)
Noncontrolling interest in consolidated subsidiaries	1,931	1,812
Total deficit	(142,952)	(163,958)
Total liabilities and deficit	$712,182	$650,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 28, 2015.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Revenue
Construction materials	$97,988	$99,031	$283,719	$299,176
Heavy/highway construction	83,169	91,457	241,649	237,179
Traffic safety services and equipment	20,872	19,173	63,932	61,303
Total revenue	202,029	209,661	589,300	597,658

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	51,248	59,303	162,851	199,228
Heavy/highway construction	77,914	89,305	226,137	226,293
Traffic safety services and equipment	15,654	14,831	48,478	46,340
Total cost of revenue	144,816	163,439	437,466	471,861

Depreciation, depletion and amortization	10,402	12,182	30,701	34,429
Asset impairment	10	226	193	5,249
Selling, administrative and general expenses	12,445	14,697	38,846	44,633
Gain on disposals of property, equipment and software	37	(141)	(3,796)	(451)
Operating income	34,319	19,258	85,890	41,937
Interest expense, net	(21,231)	(20,812)	(63,447)	(61,518)
Income (loss) before income taxes	13,088	(1,554)	22,443	(19,581)
Income tax expense (benefit)	840	(56)	1,263	(1,398)
Net income (loss)	12,248	(1,498)	21,180	(18,183)
Less: Net income attributable to noncontrolling interest	(139)	(180)	(411)	(532)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	12,109	(1,678)	20,769	(18,715)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	40	39	118	116
Comprehensive income (loss)	12,288	(1,459)	21,298	(18,067)
Less: Comprehensive income attributable to noncontrolling interest	(139)	(180)	(411)	(532)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$12,149	$(1,639)	$20,887	$(18,599)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
(In thousands)	2015	2014
Reconciliation of net income (loss) to net cash from operating activities
Net income (loss)	$21,180	$(18,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion and amortization	30,701	34,429
Asset impairment	193	5,249
Gain on disposals of property, equipment and software	(3,796)	(451)
Non-cash payment-in-kind interest accretion	15,321	16,683
Amortization and write-off of debt issuance costs	3,122	3,246
Deferred income taxes	1,346	(834)
Bad debt	38	830
Changes in assets and liabilities:
Accounts receivable	(68,121)	(60,102)
Inventories	(5,183)	(1,936)
Other assets	716	(367)
Accounts payable	25,723	23,832
Other liabilities	103	(3,467)
Net cash provided by (used in) operating activities	21,343	(1,071)
Cash flows from investing activities
Capital expenditures	(19,329)	(18,761)
Proceeds from sale of property, equipment and assets held for sale	15,654	2,450
Change in cash value of life insurance	6	(35)
Change in restricted cash	(8,291)	13,324
Net cash used in investing activities	(11,960)	(3,022)
Cash flows from financing activities
Repayments of short-term borrowings	(5,873)	(9,550)
Repayments of other debt	(1,365)	(5,025)
Payments on capital leases	(1,280)	(2,132)
Debt issuance costs	—	(756)
Distribution to noncontrolling interest	(291)	—
Net cash used in financing activities	(8,809)	(17,463)
Net increase (decrease) in cash and cash equivalents	574	(21,556)
Cash and cash equivalents
Beginning of period	13,293	23,892
End of period	$13,867	$2,336

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended November 30, 2015

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited Condensed Consolidated Financial Statements.  The unaudited Condensed Consolidated Financial Statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP. The year-end condensed balance sheet data at February 28, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 filed with the Securities and Exchange Commission (“SEC”) on May 18, 2015. The results for interim periods are not necessarily indicative of the results for the full fiscal year ending February 29, 2016 ("fiscal year 2016").

Related Party Transactions

The Company has certain related party transactions, including: (i) an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA to an entity controlled by a member of the Company's Board of Directors and stockholder; (ii) investments in Means to Go, LLC, in which the Company has an ownership interest of 50% or less, and an aircraft lease agreement with Means to Go, LLC; (iii) South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company's corporate headquarters in New Enterprise, PA; and (iv) payments of consulting fees to Larry R. Webber, a director of the Company, per a management consulting agreement.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the amounts of $1.8 million and $0.2 million, respectively for the three months ended November 30, 2014 and $4.8 million and $0.5 million, respectively, for the nine months ended November 30, 2014. The reclassification had no effect on Operating income, Comprehensive income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

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

The Company’s total accounts receivable consists of the following:

	November 30,	February 28,
(In thousands)	2015	2015
Costs and estimated earnings in excess of billings	$25,481	$7,392
Trade	88,614	39,792
Retainages	7,246	7,281
	121,341	54,465
Allowance for doubtful accounts	(3,357)	(4,564)
Accounts receivable, net	$117,984	$49,901

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s total inventories consist of the following:

	November 30,	February 28,
(In thousands)	2015	2015
Crushed stone, agricultural lime and sand	$74,086	$70,112
Safety equipment	16,111	14,187
Parts, tires and supplies	6,980	7,753
Raw materials	9,190	7,980
Building materials	1,203	1,066
Other	914	1,108
Total inventories	$108,484	$102,206

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over estimated service lives by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	November 30,	February 28,
(In thousands)	2015	2015
Limestone and sand acreage	$144,963	$146,293
Land, buildings and building improvements	84,305	87,097
Crushing, prestressing and manufacturing plants	306,414	305,923
Contracting equipment vehicles and other	320,819	307,644
Construction in progress	4,817	3,923
Property, plant and equipment	861,318	850,880
Less: Accumulated depreciation and depletion	(560,388)	(540,606)
Property, plant and equipment, net	$300,930	$310,274

For the three months ended November 30, 2015 and 2014, depreciation expense was $9.1 million and $9.9 million, respectively.  For the nine months ended November 30, 2015 and 2014, depreciation expense was $27.2 million and $30.1 million, respectively.

Assets Held for Sale

The Company classifies assets as held for sale when all the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, with a few exceptions; and (v) the asset is being actively marketed for sale at a price that is reasonable, in relation to its current fair value.

During the nine months ended November 30, 2015, the Company finalized its sale of certain properties previously recorded in Assets Held for Sale at February 28, 2015 for $7.1 million and the assumption of $1.1 million in liabilities. The Company recorded a gain of approximately $3.2 million and recorded additional impairment of approximately $0.2 million on these sales in the nine months ended November 30, 2015.

Additionally during the nine months ended November 30, 2015, the Company completed the sale of other assets for $9.9 million in cash, $1.0 million of deferred purchase price, and the assumption of $0.3 million of liabilities. Goodwill and Other intangible assets of $6.3 million were allocated on the sale of these business operations.

During the nine months ended November 30, 2015, the Company classified an additional $3.0 million in assets as held for sale. No additional impairments were recorded.

During the three months ended November 30, 2015, the Company reclassified $6.4 million of assets held for sale to assets held for use.  There was no gain or loss recorded on the transfer.

The Company's assets held for sale consisted of the following:

	November 30, 2015	February 28, 2015
Inventory	$—	$961
PP&E, net of impairment	6,441	7,556
Total assets held for sale	$6,441	$8,517

Restructuring

The Company initiated, during fiscal year 2014, and substantially concluded in fiscal year 2015, a cost savings and operational efficiency plan (the “Plan”).  The Plan focused on headcount reductions, operational efficiencies, administrative savings, and a management realignment.

The following table presents changes to Accrued restructuring, included in Accrued liabilities on the Condensed Consolidated Financial Statements:

(In thousands)	Accrued restructuring
Balance at February 28, 2015	$1,461
Additional accruals recorded	—
Payments on or reductions of accrued restructuring charges	1,322
Balance at November 30, 2015	$139

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

Our annual goodwill impairment analysis takes place as of fiscal year end. Management did not note any impairment indicators during the nine months ended November 30, 2015. The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 28, 2015, unless events or circumstances indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value.

The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy.

During the nine months ended November 30, 2015, the Company allocated $5.6 million of goodwill to the sale of certain assets.

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

During the nine months ended November 30, 2015, the Company allocated $0.7 million of other intangibles to the sale of certain assets.

Other Noncurrent Assets

The Company’s Other noncurrent assets consist of the following:

	November 30,	February 28,
(In thousands)	2015	2015
Deferred financing fees (less current portion of $2,181 and $2,905, respectively)	$7,916	$10,314
Capitalized software (net of accumulated amortization of $4,265 and $3,364, respectively)	6,891	7,553
Cash surrender value of life insurance (net of loans of $3,035)	1,243	1,249
Deferred stripping costs	5,017	4,514
Other	8,654	7,792
Total other noncurrent assets	$29,721	$31,422

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of November 30, 2015 and February 28, 2015, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets.

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

Recently Issued and Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes-ASU 2015-17 is being issued to align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In September 2015, the FASB Issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments-ASU 2015-16 was issued to require an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. While we are still evaluating the impact of ASU 2015-16, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 was issued to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods with those fiscal years. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements and is unlikely to early adopt this standard.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and the $265 million 13% senior secured notes due 2018 (the "Secured Notes"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At November 30, 2015, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	November 30,	February 28,
(In thousands)	2015	2015
Insurance	$28,933	$24,565
Interest	12,701	23,408
Payroll and vacation	8,319	5,805
Withholding taxes	489	858
Billings in excess of costs and estimated earnings on uncompleted contracts	3,214	3,082
Contract expenses *	3,536	2,676
Other	6,276	4,486
Total accrued liabilities	$63,468	$64,880

* Included within contract expenses is $0.7 million and $1.5 million of provision for loss contracts as of November 30, 2015 and February 28, 2015, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	November 30,	February 28,
(In thousands)	2015	2015
RCA ($83.1 million and $27.3 million available as of November 30, 2015 and February 28, 2015, respectively)	$—	$5,873
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	345,353	323,956
Term Loans, interest rate of 8%	70,000	70,000
Other obligations	11,551	8,966
Total debt	676,904	658,795
Less: Current portion	(3,308)	(8,528)
Total long-term debt	$673,596	$650,267

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At November 30, 2015, the weighted average interest rate on the RCA was 6.49%. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%. At November 30, 2015 the weighted average interest rate on the Term Loans was 8.0%.

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

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0.0 million if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00 to 1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction. The Company achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1.00 to 1.00 as of August 31, 2015. During the third quarter ended November 30, 2015, the company achieved a greater than 1.00 to 1.00 fixed charge coverage ratio for a second consecutive quarter; therefore the availability block will be reduced to $0.0 million.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of November 30, 2015, the Company had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

Pursuant to the Term Loans, in the event of a voluntary or mandatory prepayment or acceleration of the Term Loans, the Company shall be required to pay principal and a prepayment premium equal to:

Time Period	Percentage

On or prior to 5/12/2015	103.00%
Between 5/13/2015 and 2/12/2016	102.00%
2/13/2016 and thereafter	100.00%

Commencing May 31, 2015, as of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. As of November 30, 2015 the Company was required to have a minimum trailing twelve-month EBITDA, as defined in the credit agreement, of at least $60.5 million. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.

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

As of November 30, 2015, the Company was in compliance with all of its covenant requirements.

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

On March 4, 2015, the Company notified the trustee of its Secured Notes that it had elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2015 in the form of 7% cash payment and 6% payment in kind, which represents $23.8 million and $20.4 million of interest, respectively, for the same 12-month period. At November 30, 2015, the inception-to-date PIK interest was $84.7 million ($80.4 million was recorded as an increase to the Secured Notes and $4.3 million was recorded as a long-term obligation in other liabilities).

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

Time Period	Percentage
March 15, 2015 to March 14, 2016	106.50%
March 15, 2016 to March 14, 2017	103.25%
March 15, 2017 and thereafter	100.00%

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

On or after September 1, 2014, the Company was permitted to redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the 12-month period beginning on September 1 of the years indicated below:

Time Period	Percentage
September 1, 2014 to August 31, 2015	105.50%
September 1, 2015 to August 31, 2016	102.75%
September 1, 2016 and thereafter	100.00%

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

Other Obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $5.2 million of new obligations under various financing arrangements related to equipment, in the nine months ended November 30, 2015.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 29, 2016 and February 28, 2015, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended November 30, 2015 and 2014 were 6.4% and 3.6%, respectively, resulting in tax expense of $0.8 million and tax benefit of $0.1 million, respectively. The effective income tax rates for the nine months ended November 30, 2015 and 2014 were 5.6% and 7.1%, respectively, resulting in tax expense of $1.3 million and tax benefit of $1.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

Cash paid for income taxes was immaterial for the three and nine months ended November 30, 2015 and 2014, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $1.9 million and $0.1 million, respectively, for the three months ended November 30, 2015, and $1.8 million and $0.2 million, respectively for the three months ended November 30, 2014. The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $4.8 million and $0.3 million, respectively, for the nine months ended November 30, 2015, and $4.8 million and $0.5 million, respectively for the nine months ended November 30, 2014.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Net periodic pension expense recognized was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$78	$86	$234	$258
Interest cost	93	105	279	315
Expected return on plan assets	(155)	(150)	(465)	(451)
Amortization of prior service cost	13	14	39	43
Recognized net actuarial loss	54	51	162	152
Total pension expense	$83	$106	$249	$317

The Company made contributions to the defined benefit pension plans of approximately $0.2 million during the nine months ended November 30, 2015 and November 30, 2014, and expects to make additional contributions of approximately $0.1 million in the remainder of fiscal year 2016.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	November 30,	February 28,
(In thousands)	2015	2015
Reclamation costs	$19,642	$18,835
Executive deferred compensation liability	5,366	5,512
PIK accrued interest	4,317	10,394
Other	11,601	11,533
	$40,926	$46,274

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

The Company maintains a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. Rock Solid is required to maintain a Collateral Trust Agreement with an insurer for the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of November 30, 2015 and February 28, 2015 in our Condensed Consolidated Balance Sheets. Reserves for retained losses within Rock Solid, which are recorded in accrued liabilities in our Condensed Consolidated Balance Sheets, were approximately $18.9 million and $15.5 million as of November 30, 2015 and February 28, 2015, respectively. Other accrued insurance amounts of $10.0 million and $9.1 million as of November 30, 2015 and February 28, 2015, respectively, relate to exposures for periods prior to the inception of the captive and are covered by pre-existing insurance policies. Included in Other noncurrent assets is approximately $6.7 million as of November 30, 2015 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are payable by insurance companies of approximately $6.7 million were recorded in other noncurrent liabilities in our Condensed Consolidated Balance Sheets as of November 30, 2015 and February 28, 2015.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company's Board of Directors and stockholder, James W. Van Buren, who is the principal of MacInnis Group, LLC.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Revenue
Construction materials	$145,402	$147,087	$415,548	$424,608
Heavy/highway construction	83,169	91,457	241,649	237,179
Traffic safety services and equipment	25,841	22,911	77,339	73,732
Segment totals	254,412	261,455	734,536	735,519
Eliminations	(52,383)	(51,794)	(145,236)	(137,861)
Total revenue	$202,029	$209,661	$589,300	$597,658
Operating income
Construction materials	$38,792	$27,596	$102,888	$72,986
Heavy/highway construction	3,317	8	10,308	4,897
Traffic safety services and equipment	2,525	1,814	7,341	5,518
Corporate and unallocated	(10,315)	(10,160)	(34,647)	(41,464)
Total operating income	$34,319	$19,258	$85,890	$41,937

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Depreciation, depletion and amortization
Construction materials	$7,047	$8,524	$20,570	$23,253
Heavy/highway construction	1,771	2,040	5,348	6,378
Traffic safety services and equipment	1,229	1,240	3,725	3,683
Corporate and unallocated	355	378	1,058	1,115
Total depreciation, depletion and amortization	$10,402	$12,182	$30,701	$34,429

10.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the nine months ended:

(In thousands)	November 30, 2015	November 30, 2014
Capital lease and other non-cash obligations incurred	$7,615	$2,169
Cash paid for interest, net of amounts capitalized	55,698	51,113

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

Condensed Consolidating Balance Sheet at November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$5,523	$388	$7,956	$—	$13,867
Restricted cash	9,617	61	15,790	—	25,468
Accounts receivable, net	102,388	15,590	6	—	117,984
Inventories	92,417	16,067	—	—	108,484
Net investment in lease	—	—	1,678	(1,678)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	6,651	909	15	—	7,575
Assets held for sale	6,441	—	—	—	6,441
Total current assets	224,955	33,727	25,445	(1,678)	282,449
Property, plant and equipment, net	279,964	20,966	4,730	(4,730)	300,930
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,860	10,730	—	—	17,590
Investment in subsidiaries	94,445	—	—	(94,445)	—
Intercompany receivables	(31,033)	31,067	—	(34)	—
Other noncurrent assets	26,500	873	2,348	—	29,721
Total Assets	$677,338	$103,208	$32,523	$(100,887)	$712,182
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$4,090	$—	$896	$(1,678)	$3,308
Accounts payable - trade	38,109	5,185	468	—	43,762
Accrued liabilities	43,063	1,466	18,939	—	63,468
Total current liabilities	85,262	6,651	20,303	(1,678)	110,538
Intercompany payables	—		34	(34)	—
Long-term debt, less current maturities	669,406	—	4,190	—	673,596
Obligations under capital leases, less current maturities	4,730	—	—	(4,730)	—
Deferred income taxes	24,813	5,261	—	—	30,074
Other noncurrent liabilities	38,010	568	2,348	—	40,926
Total liabilities	822,221	12,480	26,875	(6,442)	855,134
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(144,883)	90,728	3,717	(94,445)	(144,883)
Noncontrolling interest	—	—	1,931	—	1,931
Total (deficit) equity	(144,883)	90,728	5,648	(94,445)	(142,952)
Total liabilities and (deficit) equity	$677,338	$103,208	$32,523	$(100,887)	$712,182

Condensed Consolidating Balance Sheet at February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,633	$60	$4,600	$—	$13,293
Restricted cash	1,301	88	15,788	—	17,177
Accounts receivable, net	39,125	10,762	14	—	49,901
Inventories	87,995	14,211	—	—	102,206
Net investment in lease	—	—	1,198	(1,198)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	8,038	836	11	—	8,885
Assets held for sale	8,517	—	—	—	8,517
Total current assets	155,527	26,669	21,611	(1,198)	202,609
Property, plant and equipment, net	290,137	20,137	5,810	(5,810)	310,274
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,640	11,293	—	—	18,933
Investment in subsidiaries	85,531	—	—	(85,531)	—
Intercompany receivables	3,308	29,169	(34)	(32,443)	—
Other noncurrent assets	28,097	977	2,348	—	31,422
Total Assets	$651,527	$94,090	$29,735	$(124,982)	$650,370
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$8,955	$—	$771	$(1,198)	$8,528
Accounts payable - trade	8,510	6,265	331	546	15,652
Accrued liabilities	47,876	1,508	15,496	—	64,880
Total current liabilities	65,341	7,773	16,598	(652)	89,060
Intercompany payables	34,087	(1,098)	—	(32,989)	—
Long-term debt, less current maturities	645,228	—	5,039	—	650,267
Obligations under capital leases, less current maturities	5,810	—	—	(5,810)	—
Deferred income taxes	23,466	5,261	—	—	28,727
Other noncurrent liabilities	43,365	561	2,348	—	46,274
Total liabilities	817,297	12,497	23,985	(39,451)	814,328
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(165,770)	81,593	3,938	(85,531)	(165,770)
Noncontrolling interest	—	—	1,812	—	1,812
Total (deficit) equity	(165,770)	81,593	5,750	(85,531)	(163,958)
Total liabilities and (deficit) equity	$651,527	$94,090	$29,735	$(124,982)	$650,370

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$179,387	$24,393	$1,818	$(3,569)	$202,029
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	128,353	18,389	1,567	(3,493)	144,816
Depreciation, depletion and amortization	9,097	1,305	—	—	10,402
Asset impairment	1	9	—	—	10
Selling, administrative and general expenses	10,920	1,482	43	—	12,445
Gain on disposals of property, equipment and software	79	(42)	—	—	37
Operating income (loss)	30,937	3,250	208	(76)	34,319
Interest (expense) income, net	(21,182)	(80)	(45)	76	(21,231)
Income (loss) before income taxes	9,755	3,170	163	—	13,088
Income tax expense	840	—	—	—	840
Equity in earnings of subsidiaries	3,194	—	—	(3,194)	—
Net income (loss)	12,109	3,170	163	(3,194)	12,248
Less: Net income attributable to noncontrolling interest	—	—	(139)	—	(139)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	12,109	3,170	24	(3,194)	12,109
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	40	—	—	—	40
Comprehensive income (loss)	12,149	3,170	163	(3,194)	12,288
Less: Comprehensive income attributable to noncontrolling interest	—	—	(139)	—	(139)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$12,149	$3,170	$24	$(3,194)	$12,149

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$192,996	$18,992	$1,731	$(4,058)	$209,661
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	148,242	15,615	1,430	(1,848)	163,439
Depreciation, depletion and amortization	10,899	1,283			12,182
Asset impairment	75	151			226
Selling, administrative and general expenses	12,981	1,666	50		14,697
Gain loss on disposals of property, equipment and software	(148)	7			(141)
Operating income (loss)	20,947	270	251	(2,210)	19,258
Interest (expense) income, net	(20,894)	28	(54)	108	(20,812)
Income (loss) before income taxes	53	298	197	(2,102)	(1,554)
Income tax expense	(56)				(56)
Equity in earnings of subsidiaries	(1,787)			1,787	—
Net income (loss)	(1,678)	298	197	(315)	(1,498)
Less: Net income attributable to noncontrolling interest		—	(180)	—	(180)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(1,678)	298	17	(315)	(1,678)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—		—	39
Comprehensive income (loss)	(1,639)	298	197	(315)	(1,459)
Less: Comprehensive income attributable to noncontrolling interest		—	(180)	—	(180)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(1,639)	$298	$17	$(315)	$(1,639)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$521,078	$70,168	$5,238	$(7,184)	$589,300
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	387,026	52,658	4,739	(6,957)	437,466
Depreciation, depletion and amortization	26,814	3,887	—	—	30,701
Asset impairment	161	32	—	—	193
Selling, administrative and general expenses	34,151	4,529	166	—	38,846
Gain on disposals of property, equipment and software	(3,704)	(92)	—	—	(3,796)
Operating income (loss)	76,630	9,154	333	(227)	85,890
Interest (expense) income, net	(63,512)	(19)	(143)	227	(63,447)
Income (loss) before income taxes	13,118	9,135	190	—	22,443
Income tax expense	1,263	—	—	—	1,263
Equity in earnings of subsidiaries	8,914	—	—	(8,914)	—
Net income (loss)	20,769	9,135	190	(8,914)	21,180
Less: Net income attributable to noncontrolling interest		—	(411)	—	(411)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	20,769	9,135	(221)	(8,914)	20,769
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	118	—	—	—	118
Comprehensive income (loss)	20,887	9,135	190	(8,914)	21,298
Less: Comprehensive income attributable to noncontrolling interest		—	(411)	—	(411)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$20,887	$9,135	$(221)	$(8,914)	$20,887

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$535,820	$65,667	$5,192	$(9,021)	$597,658
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	422,482	51,589	4,386	(6,596)	471,861
Depreciation, depletion and amortization	30,610	3,819			34,429
Asset impairment	5,098	151			5,249
Selling, administrative and general expenses	38,810	5,673	150		44,633
Gain loss on disposals of property, equipment and software	(449)	(2)			(451)
Operating income (loss)	39,269	4,437	656	(2,425)	41,937
Interest (expense) income, net	(61,707)	31	(164)	322	(61,518)
Income (loss) before income taxes	(22,438)	4,468	492	(2,103)	(19,581)
Income tax benefit	(1,398)	—	—	—	(1,398)
Equity in earnings of subsidiaries	2,325	—	—	(2,325)	—
Net income (loss)	(18,715)	4,468	492	(4,428)	(18,183)
Less: Net income attributable to noncontrolling interest	—	—	(532)	—	(532)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(18,715)	4,468	(40)	(4,428)	(18,715)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	116	—		—	116
Comprehensive income (loss)	(18,599)	4,468	492	(4,428)	(18,067)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(532)	—	(532)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$(18,599)	$4,468	$(40)	$(4,428)	$(18,599)

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$12,576	$4,394	$4,373		$21,343
Cash flows from investing activities
Capital expenditures	(15,236)	(4,093)	—	—	(19,329)
Proceeds from sale of property, equipment and assets held for sale	15,654	—	—	—	15,654
Change in cash value of life insurance	6	—	—	—	6
Change in restricted cash	(8,316)	27	(2)	—	(8,291)
Net cash used in investing activities	(7,892)	(4,066)	(2)	—	(11,960)
Cash flows from financing activities
Repayments of short term borrowings	(5,873)	—	—	—	(5,873)
Repayments of other debt	(641)	—	(724)	—	(1,365)
Payments on capital leases	(1,280)	—	—	—	(1,280)
Distribution to noncontrolling interest	—	—	(291)	—	(291)
Net cash used in financing activities	(7,794)	—	(1,015)	—	(8,809)
Net increase in cash and cash equivalents	(3,110)	328	3,356	—	574
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$5,523	$388	$7,956	$—	$13,867

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(8,202)	$5,286	$3,245	$(1,400)	$(1,071)
Cash flows from investing activities
Capital expenditures	(12,982)	(5,779)		—	(18,761)
Proceeds from sale of property and equipment, and assets held for sale	2,450			—	2,450
Change in cash value of life insurance	(35)			—	(35)
Change in restricted cash	13,512	4	(192)	—	13,324
Net cash provided by (used in) investing activities	2,945	(5,775)	(192)	—	(3,022)
Cash flows from financing activities
Repayments of short term borrowings	(9,550)	—	—	—	(9,550)
Repayments of other debt	(4,466)	—	(559)	—	(5,025)
Payments on capital leases	(2,132)	—	—	—	(2,132)
Debt issuance costs	(756)	—	—	—	(756)
Dividends (paid)	—	—	(1,400)	1,400	—
Distribution to noncontrolling interest					—
Net cash (used in) provided by financing activities	(16,904)	—	(1,959)	1,400	(17,463)
Net increase in cash and cash equivalents	(22,161)	(489)	1,094	—	(21,556)
Cash and cash equivalents
Beginning of period	21,344	—	2,548	—	23,892
End of period	$(817)	$(489)	$3,642	$—	$2,336

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

Operating Structure and Executive Leadership

     We have finalized the re-alignment of our organizational structure and continue to implement and enhance our strategic plan (the "Plan"). Through the third quarter of fiscal year 2016, we have monetized certain assets providing $17 million of cash this fiscal year for additional working capital and fixed asset purchases. We have approximately $6.4 million in assets held for sale as of November 30, 2015.

We believe our new cost structure has reduced our fixed cost base while targeting operational efficiencies. Although most non-core operations were wound down during the prior year, after removing approximately $18 million in revenues associated with the sale of non-core operations our revenues increased. We believe this focus on our core products in conjunction with renewed emphasis on construction activity that favors maximum vertical integration will position us to be successful in our markets. Although the Transportation Act has provided more bidding opportunities in the Commonwealth of Pennsylvania overall, we have continued to experience declines in the markets in which we participate.

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

Reclassifications
Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the amounts of $1.8 million and $0.2 million, respectively for the three months ended November 30, 2014 and $4.8 million and $0.5 million, respectively, for the nine months ended November 30, 2014. The reclassification had no effect on Operating income, Comprehensive income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

Executive Summary

The following are key statistics for the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014.

•	Cost of revenue decreased by $34.4 million (7.3%);

•	Operating income more than doubled; increasing by $44.0 million (105.0%);

•	Selling, administrative and general expenses decreased by $5.8 million or 13.0%; and

•	Net cash flows from operating activities increased $22.4 million.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Revenue	$202,029	$209,661	$589,300	$597,658
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	144,816	163,439	437,466	471,861
Depreciation, depletion and amortization	10,402	12,182	30,701	34,429
Asset impairment	10	226	193	5,249
Selling, administrative and general expenses	12,445	14,697	38,846	44,633
Gain on disposals of property, equipment and software	37	(141)	(3,796)	(451)
Operating income	34,319	19,258	85,890	41,937
Interest expense, net	(21,231)	(20,812)	(63,447)	(61,518)
Income (loss) before income taxes	13,088	(1,554)	22,443	(19,581)
Income tax expense (benefit)	840	(56)	1,263	(1,398)
Net income (loss)	$12,248	$(1,498)	$21,180	$(18,183)

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

The following table summarizes our segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Segment Revenue
Construction materials	$145,402	$147,087	$415,548	$424,608
Heavy/highway construction	83,169	91,457	241,649	237,179
Traffic safety services and equipment	25,841	22,911	77,339	73,732
Segment totals	254,412	261,455	734,536	735,519
Inter-segment eliminations	(52,383)	(51,794)	(145,236)	(137,861)
Total revenue	$202,029	$209,661	$589,300	$597,658

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Segment Revenue:
Construction materials	57.2%	56.3%	56.6%	57.8%
Heavy/highway construction	32.7%	35.0%	32.9%	32.2%
Traffic safety services and equipment	10.1%	8.7%	10.5%	10.0%
Segment totals	100.0%	100.0%	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Segment Cost of Revenue
Construction materials	$98,662	$107,359	$294,680	$324,660
Heavy/highway construction	77,914	89,305	226,137	226,293
Traffic safety services and equipment	20,623	18,569	61,885	58,769
Segment totals	197,199	215,233	582,702	609,722
Eliminations	(52,383)	(51,794)	(145,236)	(137,861)
Total cost of revenue	$144,816	$163,439	$437,466	$471,861

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Segment Cost of Revenue as Percent of Segment Revenue
Construction materials	67.9%	73.0%	70.9%	76.5%
Heavy/highway construction	93.7%	97.6%	93.6%	95.4%
Traffic safety services and equipment	79.8%	81.0%	80.0%	79.7%

The following table summarizes the segment operating income:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2015	2014	2015	2014
Operating Income
Construction materials	$38,792	$27,596	$102,888	$72,986
Heavy/highway construction	3,317	8	10,308	4,897
Traffic safety services and equipment	2,525	1,814	7,341	5,518
Segment totals	44,634	29,418	120,537	83,401
Corporate and unallocated	(10,315)	(10,160)	(34,647)	(41,464)
Total operating income	$34,319	$19,258	$85,890	$41,937

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Revenue

Total revenue decreased $7.7 million or 3.7% to $202.0 million for the three months ended November 30, 2015 compared to $209.7 million for the three months ended November 30, 2014.  The decrease in revenue was primarily the result of reduced heavy/highway construction revenue of $8.3 million in the three months ended November 30, 2015 compared to the three months ended November 30, 2014. For the comparative periods, non-core revenues decreased $2.3 million due to the winding down of those operations however the decrease was offset by a slight increase in Traffic safety services and equipment revenues.

Segment revenue for our construction materials business decreased $1.7 million, or 1.2% to $145.4 million for the three months ended November 30, 2015 compared to $147.1 million for the three months ended November 30, 2014. The prior fiscal year contained $3.3 million of revenues which did not recur in fiscal 2016 due primarily to the winding down of certain non-core operations. When the exclusion of these revenues associated with non-core business operations are considered, our revenues were essentially flat on a comparable basis. Increases in both aggregates revenues of $3.1 million and ready mixed concrete revenues of $3.2 million, were offset by a decline in hot mixed asphalt revenues of $5.3 million for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. The increase in aggregates revenue was primarily attributable to the increase in price per ton shipped and consumed as we continue to focus on strategic price increases in our markets. The increase in ready mixed concrete was attributable to volume increases associated with select pockets of commercial demand as well as strong pricing. Hot mix asphalt revenues declined as the result of lower internal consumption as well as a slight reduction in asphalt selling prices due to the passing on of lower asphalt cement costs.

Segment revenue for our heavy/highway construction business decreased $8.3 million, or 9.1% to $83.2 million for the three months ended November 30, 2015 compared to $91.5 million for the three months ended November 30, 2014.  The decrease in revenue was primarily attributable to the timing of available work as a larger job in our East region was not replaced in the current year.

Segment revenue for our traffic safety services and equipment businesses increased, $2.9 million, or 12.7% to $25.8 million for the three months ended November 30, 2015 compared to $22.9 million for the three months ended November 30, 2014. The increase was primarily attributable to the completion of previously delayed orders.

Cost of Revenue

Total cost of revenue decreased $18.6 million or 11.4% to $144.8 million for the three months ended November 30, 2015 compared to approximately $163.4 million for the three months ended November 30, 2014. This decrease is attributable to the reduction of heavy/highway construction activity and reduced volumes in construction materials along with a reduction in commodity prices.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.1% to 67.9% for the three months ended November 30, 2015 compared to 73.0% for the three months ended November 30, 2014. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base, as well as lower revenues associated with the winding down of non-core operations which generally carried lower margins compared to other products.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased by 3.9% to 93.7% for the three months ended November 30, 2015 compared to 97.6% for the three months ended November 30, 2014. The decrease in segment cost of sales as a percentage of sales was primarily attributable to increased margins on the work bid and completed as compared to the prior period.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue declined slightly by 1.2% to 79.8% for the three months ended November 30, 2015 compared to 81.0% for the three months ended November 30, 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1.8 million, or 14.8% to $10.4 million for the three months ended November 30, 2015 compared to $12.2 million for the three months ended November 30, 2014. The decrease was primarily attributable to less depreciation due to sales of assets within the past year and as a result of lower depreciable assets due to decreased capital expenditures over the last several years.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $2.3 million, or 15.6% to $12.4 million for the three months ended November 30, 2015 compared to $14.7 million for the three months ended November 30, 2014. The decrease was primarily attributable to a reduction in professional service fees and to a lesser extent reduced costs related to utilization of shared services.

Operating Income

Operating income increased $15.0 million, or 77.7% to $34.3 million for the three months ended November 30, 2015, as compared to $19.3 million for the three months ended November 30, 2014. This increase was primarily attributable to strategic price increases within certain markets, continued cost controls and to a lesser extent lower commodity prices.

Operating income for our construction materials business increased $11.2 million, or 40.6% to $38.8 million for the three months ended November 30, 2015 compared to $27.6 million for the three months ended November 30, 2014. Operating income for aggregates, hot mix asphalt and ready mixed concrete increased $3.4 million, $5.7 million, and $1.6 million, respectively, to $20.5 million, $13.4 million, and $4.9 million for the three months ended November 30, 2015 compared to $17.1 million, $7.7 million, and $3.3 million for the three months ended November 30, 2014, respectively. These increases were primarily due to strategic price increases on tons shipped and consumed for our products in most markets, as well as continued cost controls.

Operating income for our heavy/highway construction business increased by $3.3 million, to $3.3 million for the three months ended November 30, 2015 compared to a break even for the three months ended November 30, 2014. The increase in operating income was attributable to the increased margins on work bid and completed as compared to the prior period.

Operating income for our traffic safety services and equipment businesses increased by $0.7 million, or 38.9% to $2.5 million for the three months ended November 30, 2015 compared to $1.8 million for the three months ended November 30, 2014.  The increase in profitability is primarily attributable to the revenue increases on a fixed cost basis.

Interest Expense, net

Net interest expense increased $0.4 million, or 1.9% to $21.2 million for the three months ended November 30, 2015 compared to $20.8 million for the three months ended November 30, 2014 due primarily to increased overall indebtedness.

Income Tax Expense (Benefit)

The income tax provision for the three months ended November 30, 2015 and November 30, 2014 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2015 and February 28, 2014, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended November 30, 2015 and 2014 were 6.4% and 3.6%, respectively, resulting in tax expense of $0.8 million and tax benefit of $0.1 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

Nine Months Ended November 30, 2015 Compared to Nine Months Ended November 30, 2014

Revenue

Total revenue decreased $8.4 million or 1.4% to $589.3 million for the nine months ended November 30, 2015 compared to $597.7 million for the nine months ended November 30, 2014.  When considering the impact of reduced revenue of $18.0 million associated with the winding down of certain non-core operations in the prior fiscal year, total revenue increased $9.6 million or 1.6% on a comparable basis.

Segment revenue for our construction materials business decreased $9.1 million, or 2.1% to $415.5 million for the nine months ended November 30, 2015 compared to $424.6 million for the nine months ended November 30, 2014. The prior fiscal year contained $19.7 million of revenues which did not recur due primarily to the winding down of certain non-core operations. When the exclusion of these revenues associated with non-core business operations are considered, our revenues increased $10.6 million or 2.5% on a comparable basis. Aggregates, hot mix asphalt and ready mixed concrete experienced increases overall in the amounts of $1.8 million, $1.9 million and $6.8 million respectively for the nine months ended November 30, 2015. The increases for aggregates and hot mix asphalt were primarily attributable to increases in price per ton on materials shipped and consumed. While the increase in ready mixed concrete was the result in an overall increase in both price and yards shipped and consumed.

Segment revenue for our heavy/highway construction business increased $4.4 million, or 1.9% to $241.6 million for the nine months ended November 30, 2015 compared to $237.2 million for the nine months ended November 30, 2014. The increase in revenue was primarily attributable to the timing of available work.

Segment revenue for our traffic safety services and equipment businesses increased $3.6 million, or 4.9% to $77.3 million for the nine months ended November 30, 2015 compared to $73.7 million for the nine months ended November 30, 2014. The increase was primarily attributable to the completion of previously delayed orders.

Cost of Revenue

Total cost of revenue decreased $34.4 million or 7.3% to $437.5 million for the nine months ended November 30, 2015 compared to approximately $471.9 million for the nine months ended November 30, 2014.  The decrease in cost of revenue is attributable to the winding down of our non-core operations in the prior fiscal year in the amount of $19.1 million with the remainder of the decrease due to a reduction in sales volumes of construction materials.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.6% to 70.9% for the nine months ended November 30, 2015 compared to 76.5% for the nine months ended November 30, 2014. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base, as well as lower revenues associated with the winding down of non-core operations which generally carried lower margins compared to other products.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased 1.8% to 93.6% for the nine months ended November 30, 2015 compared to 95.4% for the nine months ended November 30, 2014. The decrease in segment cost of revenue as a percentage of segment revenue was primarily attributable to increased margins on the work bid and completed as compared to the prior period.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue remained relatively flat, increasing 0.3% to 80.0% for the nine months ended November 30, 2015 compared to 79.7% for the nine months ended November 30, 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $3.7 million, or 10.8% to $30.7 million for the nine months ended November 30, 2015 compared to $34.4 million for the nine months ended November 30, 2014. The decrease was primarily attributable to less depreciation due to sales of assets within the past year and as a result of lower depreciable assets due to decreased capital expenditures over the last several years.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $5.8 million, or 13.0% to $38.8 million for the nine months ended November 30, 2015 compared to $44.6 million for the nine months ended November 30, 2014. The decrease was primarily attributable to a reduction in professional service fees and to a lesser extent reduced costs related to utilization of shared services.

Operating Income

Operating income increased $44.0 million to $85.9 million for the nine months ended November 30, 2015, as compared to $41.9 million for the nine months ended November 30, 2014. This increase was primarily attributable to strategic price increases within certain markets, continued cost controls and to a lesser extent lower commodity prices.

Operating income for our construction materials business increased $29.9 million, or 41.0% to $102.9 million for the nine months ended November 30, 2015 compared to $73.0 million for the nine months ended November 30, 2014. Operating income for aggregates, hot mix asphalt and ready mixed concrete increased $15.0 million, $10.0 million, and $3.1 million, respectively, to $61.6 million, $29.9 million, and $11.4 million for the nine months ended November 30, 2015 as compared to $46.6 million, $19.9 million, and $8.3 million for the nine months ended November 30, 2014, respectively. These increases were primarily due to strategic price increases on tons shipped and consumed for our products in most markets, as well as continued cost controls.

Operating income for our heavy/highway construction business increased $5.4 million, or 110.2% to $10.3 million for the nine months ended November 30, 2015 compared to $4.9 million for the nine months ended November 30, 2014.  This improvement was primarily attributable to reduced losses compared to the prior year on heavy/highway construction work.

Operating income for our traffic safety services and equipment businesses increased by $1.8 million, or 32.7% to $7.3 million for the nine months ended November 30, 2015 compared to $5.5 million for the nine months ended November 30, 2014.  The increase in profitability is attributable to a favorable product mix and continued cost controls.

Interest Expense, net

Net interest expense increased $1.9 million, or 3.1% to $63.4 million for the nine months ended November 30, 2015 compared to $61.5 million for the nine months ended November 30, 2014 due primarily to increased overall indebtedness.

Income Tax Expense (Benefit)

The income tax provision for the nine months ended November 30, 2015 and nine months ended November 30, 2014 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 28, 2015 and February 28, 2014, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the nine months ended November 30, 2015 and nine months ended November 30, 2014 were 5.6% and 7.1%, respectively, resulting in a tax expense of $1.3 million and tax benefit of $1.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of November 30, 2015 we had no borrowings under the RCA with $83.1 million available compared to $5.9 million borrowed under the RCA, with $27.3 million available as of February 28, 2015. As of November 30, 2015, we had $13.9 million in cash and cash equivalents and working capital of $171.9 million compared to $13.3 million in cash and cash equivalents and working capital of $113.5 million as of February 28, 2015. Cash balances of $25.5 million and $17.2 million as of November 30, 2015 and February 28, 2015, respectively, were restricted in certain consolidated subsidiaries for insurance requirements, as well as collateral on outstanding letters of credit or rentals. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. Commencing May 31, 2015, as of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2016 is $40.0 million, except as noted below. As of November 30, 2015, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

Effective August 31, 2015, we obtained an amendment to the Credit Facilities which (1) allowed certain assets to be added to a schedule of permitted asset sales and dispositions, and (ii) permitted us to incur additional capital expenditures equal to the unrestricted net cash proceeds received from the asset sales permitted under the terms of the Credit Agreements, as amended.

We achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1.00 to 1.00 as of August 31, 2015. During the third quarter we achieved a greater than 1.00 to 1.00 fixed charge coverage ratio for a second consecutive quarter; therefore the availability block will be reduced to $0.0 million.

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

We have begun a process to evaluate our options to refinance the indentures.  At present, there is no determination related to the timing or structure of such a refinancing.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2015 and November 30, 2014.

	Nine Months Ended November 30,
(In thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$21,343	$(1,071)
Investing activities	(11,960)	(3,022)
Financing activities	(8,809)	(17,463)
Cash paid for capital expenditures	(19,329)	(18,761)

Operating Activities

Net cash from operating activities increased $22.4 million to $21.3 million of net cash provided by operating activities for the nine months ended November 30, 2015 compared to net cash used of $1.1 million for the nine months ended November 30, 2014. Cash used in operating activities increased as a result of changes in working capital and improved operating income.

Investing Activities

Net cash from investing activities changed $9.0 million to net cash used of $12.0 million in the nine months ended November 30, 2015 compared to net cash used of $3.0 million in the nine months ended November 30, 2014. Net cash used in investing activities changed primarily due to the monetization of cash collateralized letters of credit in fiscal year 2015 that did not recur in fiscal year 2016, partially offset by proceeds from the sale of property and equipment.

Financing Activities

Net cash used in financing activities improved $8.7 million to $8.8 million in the nine months ended November 30, 2015 compared to $17.5 million used in the nine months ended November 30, 2014.  The improvement in cash used in financing activities was primarily due to the decrease of $3.7 million in repayments under our short-term obligations in the nine months ended November 30, 2015 of $5.9 million, as compared to repayments of $9.6 million in nine months ended November 30, 2014. This decrease was accompanied by lower repayments of long-term debt of $1.4 million in the nine months ended November 30, 2015, as compared to $5.0 million in the nine months ended November 30, 2014.

Capital Expenditures

Cash capital expenditures increased slightly to $19.3 million for the nine months ended November 30, 2015 compared to $18.8 million for the nine months ended November 30, 2014. The Company also incurred $7.6 million of non-cash capital expenditures for the nine months ended November 30, 2015 as compared to $2.2 million for the nine months ended November 30, 2014. Overall cash and noncash capital expenditures increased $6.0 million year over year.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of November 30, 2015, we had $0.0 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates. Each change of 1.00% in interest rates would result in an approximate $1.0 million change in our annual interest expense relating to the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We have developed and implemented a Segregation of Duties Policy and provided segregation of duties training. While the appropriateness of segregation of duties will continue to be evaluated and, where necessary, refined, we have concluded that this is no longer a material weakness.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the quarter ended November 30, 2015, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

We believe the following material weakness has been addressed as of the third quarter ended November 30, 2015:

Working with a third party advisor, we have completed an assessment of our internal control processes and during fiscal year 2014 we began restructuring personnel and duties to address the deficiencies. We have developed and implemented a Segregation of Duties Policy and provided segregation of duties training. While the appropriateness of segregation of duties will continue to be evaluated and, where necessary, refined, we have concluded that this is no longer a material weakness.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Executive Benefit Plan (incorporated by reference from the Company's quarterly report on Form 10-Q/A (file no. 333-176538) filed on October 13, 2015

10.2*
Amendment No. 1 to Revolving Credit Agreement among the Company and certain of its subsidiaries as borrowers, the lenders party thereto, Wells Fargo Bank, National Association as syndication agent and PNC Bank, National Association as administrative agent.

10.3*
Amendment No. 1 to Term Loan Credit and Guaranty Agreement among the Company, certain of its subsidiaries as guarantors, Cortland Capital Market Services LLC, as administrative agent and certain funds managed by KKR Asset Management LLC, as lenders.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: January 13, 2016	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Executive Benefit Plan

10.2*
Amendment No. 1 to Revolving Credit Agreement among the Company and certain of its subsidiaries as borrowers, the lenders party thereto, Wells Fargo Bank, National Association as syndication agent and PNC Bank, National Association as administrative agent.

10.3*
Amendment No. 1 to Term Loan Credit and Guaranty Agreement among the Company, certain of its subsidiaries as guarantors, Cortland Capital Market Services LLC, as administrative agent and certain funds managed by KKR Asset Management LLC, as lenders.

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