Form 10-K
period 2016-02-29
New Enterprise Stone & Lime Co., Inc.
filed 2016-05-23
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of February 29, 2016, there was no established public market for the registrant’s Class A Voting and Class B Non-Voting Common Stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of May 23, 2016, the number of outstanding shares of the registrant’s Class A Voting Common Stock, $1.00 par value was 500 shares and the number of outstanding shares outstanding of the registrant’s Class B Non-Voting Stock, $1.00 par value, was 273,285.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our period ended February 29, 2016 (“fiscal year 2016”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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

PART I
Item 1.                                    BUSINESS.

Overview

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider. Founded in 1924, we are one of the top 20 crushed stone producers based on tonnage of crushed stone produced in the United States, according to industry surveys.

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

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in the fiscal year ended February 29, 2016 approximately 50% to 55% of our revenue was derived from public sector end-use markets with the balance of our revenue derived from private sector end-use markets, with approximately three-fourths of our private sector revenue from non-residential construction.

Through four generations of family management, we have grown both organically and by acquisitions and operate, own or lease, 55 quarries and sand deposits (42 active), 28 hot mix asphalt plants, 15 fixed and portable ready mixed concrete plants, three lime distribution centers and two construction supply centers. Our traffic safety services and equipment business operates four manufacturing facilities and has sales facilities throughout the continental United States. We believe our extensive operating history and industry expertise, combined with strategically located operations and substantial aggregate reserves throughout Pennsylvania and western New York, enable us to be a low-cost supplier, as well as an operator with an established execution track record.

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

Pennsylvania, which was the second largest producer of construction aggregates and the sixth largest producer of ready mixed concrete in the United States in 2015, is located between the major consumer markets of the eastern United States and the large agricultural and industrial regions of the Midwestern United States, with an extensive and heavily utilized interstate system connecting the two. In addition, the commonwealth has a widely dispersed and dense rural population that has approximately 120,000 miles of paved roads throughout the commonwealth that must be maintained on a regular basis. A high percentage of the commonwealth’s roads are built in frost susceptible areas which, when subject to the typical freeze-thaw cycles of Pennsylvania’s climate, create excess pavement stresses, deformation and surface degradation, all requiring road maintenance.

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

The level of state spending on infrastructure varies across the United States and depends on the needs and economies of individual states. However, a large part of any state’s public expenditure on transportation infrastructure is a factor of the amount of federal funds it receives for such purposes. During its fiscal year ended June 30, 2015, PennDOT spent approximately $7.2 billion on transportation projects and administration. In addition, the Pennsylvania Turnpike Commission, the roads of which are located near many of our facilities, receives toll revenue less susceptible to variations in state funding which it utilizes for its maintenance and construction operations. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2016 is $6.5 billion, approximately 88% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system. The New York Thruway, also in our market area, is a toll road with dedicated funding outside of the New York Department of Transportation.

On November 25, 2013, Governor Tom Corbett signed into law the Senate Bill 89 (the "Transportation Bill") which we believe is one of the most significant transportation funding package the Commonwealth of Pennsylvania has enacted in recent times. In summary, the Transportation Bill provides $2.3 billion of funding per year by fiscal year 2017/18, for the Commonwealth’s highway, bridge, public transit and local government’s infrastructure. Of this amount, $1.65 billion per year is earmarked for highways and bridges by 2017, with an additional $220 million per year for local government highway and bridge projects.     The amounts available for lettings will increase over the course of the next several years, as PennDOT evaluates on which additional projects they can commence construction.

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

United States housing starts began to increase modestly in 2010 and 2011, with an approximate 6% and 4%, increase, respectively, and then increased significantly at a rate of 18%, 21%, 12.9% and 24.5%, in 2012, 2013, 2014 and 2015, respectively, according to the National Association of Homebuilders. The housing starts in the Pennsylvania market in which we operate had a similar decline and rebound. We believe lower home prices and attractive mortgage interest rates are positive factors that should continue to impact single-family housing construction.

Consistent with past cycles of private sector construction, private non-residential construction favorably strengthened in 2014 and 2015. By April 2015, contract awards for non-residential construction had increased approximately 169% from its lowest point in February 2014, and continued to grow through 2015.

Our Competitive Strengths

The following characteristics provide us with competitive advantages relative to others that operate in our markets. While our competitors may possess one or more of these strengths, we believe we are a leader in our markets because of our full complement of these attributes. Our strengths include:

Leading Market Positions

We are one of the top 20 crushed stone producers based on tonnage of crushed stone produced in the United States, according to a national industry survey published by Aggregates Managers. These leading market positions are driven by our regionally focused operational footprint, which facilitates efficient, low-cost product delivery and responsiveness to customer demands, which are essential to maintaining existing customers and securing new business.

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

Favorable Market Fundamentals

We work extensively for PennDOT and other governmental entities within Pennsylvania which are responsible for the Commonwealth’s roads and highways. Pennsylvania’s diversified economy is heavily reliant on the Commonwealth’s approximately 120,000 miles of interstate, state and local roads, and approximately 32,000 Commonwealth and local bridges. Pennsylvania has the nation’s fifteenth largest gross state product and the nation’s eleventh largest road network, which serves as a critical highway transportation route connecting Midwestern manufacturing centers and the northeast corridor. The Pennsylvania State Transportation Advisory Committee, in its most recent study, identified over $3.5 billion of annual unmet state and local highway and bridge funding needs in excess of currently available funding levels. We believe our construction materials locations, understanding of various specifications, project management and skilled labor position us to take advantage of these favorable dynamics and enable us to provide competitive bids on most public sector projects in Pennsylvania.

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

Experienced and Dedicated Management Team
Our senior management team includes certain third and fourth generation members of our founding family, the Detwiler family, who have spent a significant portion of their professional careers in the aggregate and heavy construction businesses and are complemented and supported by highly trained and experienced senior managers who came to us through various acquisitions and internal advancement. Our Chairman, Paul I. Detwiler, Jr., and our Vice Chairman, Donald L. Detwiler, have spent their entire careers working at NESL (57 and 50 years, respectively), with Paul’s expertise centered on the operation of the plants and quarries and Donald’s focused on the heavy/highway construction business. Two of Paul, Jr.’s sons, Paul I. Detwiler, III and Jeffrey D. Detwiler, hold senior management positions, with Paul I. Detwiler, III serving on our Board of Directors, our Executive Committee, and as our Chief Executive Officer and President, having joined us in 1981. Robert J. Schmidt began with us in September 2014 and was appointed as our Chief Operating Officer in April 2015. Mr. Schmidt has almost thirty years' experience as a senior executive in the construction materials industry. Albert L. Stone became our Chief Financial Officer on March 22, 2013. Mr. Stone has been in the aggregates and heavy/highway construction business since 1985. Our senior management team is complemented and supported by a large number of talented, highly trained and experienced senior managers. Our senior management team makes joint decisions on all major operating issues including capital deployments, acquisitions and expansions. Other corporate responsibilities are divided among the senior management group to ensure adequate contingency planning and leadership across all of our segments and divisions. We continue to focus on succession planning and focus on growing our company management from our internal ranks. Accordingly, we believe our management team has served and will continue to serve a critical role in our growth and profitability. Management remains dedicated to continuing to develop our operations and executing our business strategy as we continue to grow the business. We have management and leadership training programs in place and have trained hundreds of employees over the years so that we are not dependent on the outside market place to fill open positions. Members of the Detwiler family, who control all of the voting equity of NESL, have demonstrated a commitment to continued reinvestment in NESL. With the exception of certain tax-related dividends, we have not issued a dividend to any of our equity holders in over 20 years.

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

Capitalize on Our Strategically Located Operations to Expand Market Share

We believe our existing operational footprint places us in proximity to some of the strongest market opportunities in the mid-Atlantic and western New York regions. Our proximity to areas of high construction activity, including the extensive Pennsylvania and western New York road networks and the Pennsylvania coal and gas industries, creates attractive revenue opportunities for which we are particularly well positioned relative to both major, national and smaller, local competitors. We believe our strategically situated construction materials locations create an inherent competitive advantage for us in our markets. We intend to continue to capitalize on these advantages to increase revenue and drive profitability. In those instances where our construction materials locations do not create an inherent competitive advantage, we remain competitive through our local knowledge of required specifications and industry expertise.

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

The Fixing American's Surface Transportation Act ("FAST Act"), released December 1, 2015, by the conference committee appointed to reconcile the different surface transportation reauthorization bills passed by the House and Senate, will reauthorize federal highway and public transportation programs and stabilize the Highway Trust Fund for fiscal years 2016-2020. The FAST Act will provide stability as it relates to funding and should allow states to let an increased number of multi-year projects.

The FAST Act will provide $207.4 billion of funding to be apportioned to the states by formula, with a 5.1% increase over actual fiscal year 2015 apportionments in 2016 and then inflationary increases in subsequent years. Meaningful impact from the FAST Act is not expected before the second half of 2016. Allocations for Pennsylvania and New York for 2016 are estimated to be $1.7 billion for each state.

The federal highway bill provides spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are financed mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Moving Ahead for Progress, or MAP-21 extended federal motor fuel taxes through September 30, 2016 and truck excise taxes through September 30, 2017. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

In addition to federal funding, highway construction and maintenance funding is also available through state agencies. In Pennsylvania, new highway and bridge construction and maintenance is coordinated by PennDOT. During its fiscal year ended June 30, 2015, PennDOT spent approximately $7.2 billion on transportation projects and administration. Typically the federal government funds a portion of PennDOT’s annual budget, while Pennsylvania funds the balance through the Motor License Fund ("MLF"). MLF funds are mandated per the state constitution to fund expenditures on highways and bridges and may not be reallocated to other state funding needs in the annual budgeting process. The Pennsylvania Turnpike Commission has a budget that is currently separate from PennDOT. The Pennsylvania Turnpike Commission’s Ten-Year Capital Plan for the fiscal year ending May 31, 2016 is $6.5 billion, approximately 88% of the amount is allocated to the cost of resurfacing, replacing or reconstructing the existing turnpike system.

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

Construction Materials

Aggregates

The aggregates industry generated over $13.8 billion in sales through the production and shipment of 1.3 billion metric tons in 2015 in the United States, according to the United States Geological Survey, which we refer to as USGS. Aggregates include materials such as gravel, crushed stone, limestone and sand, which are primarily incorporated into construction materials, such as hot mix asphalt, cement and ready mixed concrete. Aggregates are also used for various applications and products, such as railroad ballast, filtration, roofing granules and in solutions for snow and ice control. The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The USGS reported that a total of 1,430 companies operating 3,700 quarries and 82 underground mines produced or sold crushed stone valued at $13.8 billion in 2015 in the United States.

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

The demand for aggregates is a function of several factors, including transportation infrastructure spending and changes in population density. Crushed stone production was about 1.32 billion tons in 2015, an increase of 6% compared with that of 2014. Apparent consumption also increased to about 1.39 billion tons. Demand for crushed stone was slightly higher in 2015 with an increase in demand in every quarter since the second quarter of 2013. Long-term increases in construction aggregates demand will be influenced by activity in the public and private construction sectors, as well as by construction work related to security measures being implemented around the nation. The crushed stone industry continues to be concerned with environmental, health, and safety regulations. Shortages of crushed stone in some urban and industrialized areas are expected to continue to increase owing to local zoning regulations and land-development alternatives. These issues are expected to continue and to cause new crushed stone quarries to be located away from large population centers. The five leading states, in descending order of total annual output for 2015, were Texas, Pennsylvania, Missouri, Florida and Ohio. With U.S. economic activity slowly improving, construction sand and gravel output for 2015 increased about 5% compared with that of 2014. Construction spending in the United States for the first ten months of 2015 increased by about 3% compared to the same period in 2014. Growth in housing starts in 2015 is increasing demand for construction sand and gravel in many states. Growth was also seen in some nonresidential construction, especially within the sectors of communications, power generation, and non-highway transportation. The marginal improvement in the overall economy as well as the benefits of an infrastructure program funded specific by the Commonwealth of Pennsylvania has contributed to improvements in our markets, albeit at a slower pace than we have experienced in previous recoveries.

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

Asphalt pavement is one of the building blocks of the United States. The United States has about 4.1 million miles of paved roads and highways, 68% of which are surfaced with asphalt.

The United States has approximately 3,500 asphalt plants in operation. Each year, these plants produce 500 million tons of asphalt pavement material worth in excess of $30 billion. Asphalt pavement material is a precisely engineered product composed of approximately 95% stone, sand and gravel by weight, and approximately 5% asphalt cement, a petroleum product. Asphalt cement acts as the glue to hold the pavement together.

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

Ready Mixed Concrete

Demand for ready mixed concrete is driven by its highly versatile end use applications. The ready mixed concrete industry generated approximately $30 billion in sales in 2015, according to the National Ready Mixed Concrete Association. Ready mixed concrete is created through the combination of coarse and fine aggregates with water, various chemical admixtures and cement. Given the high weight-to-value ratio, delivery of ready mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 - minute window in which newly mixed concrete must be poured to maintain quality and desired performance characteristics. Most industry participants produce ready mixed concrete in batch plants and use concrete mixer trucks to deliver the concrete to customers’ job sites. Ready mixed concrete, which is poured in place at a construction site, can compete with other precast concrete products and concrete masonry block products.

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

Heavy/Highway Construction

Heavy/highway construction businesses provide a broad range of transportation and site preparation construction services, including grading and drainage, building bridge structures and concrete and blacktop paving services. While we provide services for a range of projects from driveway construction to the construction of new interstate highways, our business is primarily focused on structures, road construction and maintenance and blacktop/concrete paving. We focus on contracts that maximize the pull through on construction materials. In general, the highway construction industry’s growth rate is directly related to federal and state transportation agencies’ funding of road, highway and bridge maintenance and construction. Public spending on third-party highway construction for 2016 is budgeted at approximately $2.6 billion.

We stand to benefit from the multi year federal investments of the FAST Act in our core Pennsylvania and western New York markets as municipal, state, and federal agencies represent our largest customer base. We believe we will also benefit from the renewed emphasis on investments in Pennsylvania’s transportation and highway systems provided by the Transportation Bill at the state level. Along with the rest of the country, Pennsylvania has increased its highway construction, but it has not kept pace with its growing investment needs.

With the 2013 enactment of the transportation funding bill (Act 89) there is reason to see increased lettings. Act 89, which will implement a $2.3 billion comprehensive transportation funding plan over the next five years, will result in PennDot exceeding the $2 billion construction letting mark for years to come. The official 2015 year end total was $2.549 billion just shy of PennDot's $2.6 billion forecast. PennDot reported at the annual meeting of the Associated Pennsylvania Constructors (APC) that 2016 lettings are expected to be $2.4 billion.

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

Construction Materials

We are a leading provider of construction materials in Pennsylvania and western New York. Our construction materials operations are comprised of aggregate production, including crushed stone and construction sand and gravel; hot mix asphalt production; and ready mixed concrete production during the fiscal year ended February 29, 2016. We also operate transportation facilities complete with deep water port facilities for bulk cargo storage, railroad transportation and other transportation and distribution at the Port of Buffalo.

Our largest construction materials customer is our heavy/highway construction operations which are almost wholly supplied with our construction materials.  PennDOT and the PA Turnpike Commission are the Company's two largest external customers.

Our Aggregate Operations

Aggregate Products

We mine limestone, sandstone, dolomite, clay, gravel, white quartzite and other natural resources from 42 active quarries and sand deposits throughout Pennsylvania and western New York. These raw materials are then used in our downstream products. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.  According to the USGS, we were the eleventh largest crushed stone producer in the United States in 2015.

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

Aggregate Reserves
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 122 years at current production levels. See “Item 2 - Properties.”

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

Aggregate Competition
Because the U.S. aggregates industry is highly fragmented, with over 1,430 companies managing over 3,700 operations during 2015, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by extending their existing market positions.

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

As part of our vertically integrated structure, we operate, own or lease 28 hot mix asphalt plants and multiple blacktop paving crews.

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

There are approximately 3,500 asphalt plants in the United States, and in each year these plants collectively produce approximately 500 million tons of asphalt pavement material.

Our Ready Mixed Concrete Operations

Ready Mixed Concrete Products

We are one of the leading suppliers of ready mixed concrete in Pennsylvania and western New York according to recent industry surveys. We produce ready mixed concrete by blending aggregates, cement, chemical admixtures in various ratios and water at our concrete production plants and placing the resulting product in ready mixed concrete trucks where it is then delivered to our customers. Our construction aggregates region serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready mixed concrete operations. Aggregates are a major component in ready mixed concrete, comprising approximately 60%-75% of ready mixed concrete by volume. Our wide variety of mixes, which are certified for use by PennDOT, the New York Department of Transportation and other state and federal agencies, are used in activities ranging from building construction to highway paving.

We operate 15 fixed and portable ready mixed concrete plants for highway paving and bridge construction.

Each plant’s capacity is determined, to a large degree, by the local plants production capacity and the number of ready mixed concrete trucks dispatched out of each location. However, trucks can be re-routed to accommodate demand fluctuations at a given plant. Currently, we operate a fleet of approximately 168 ready mixed concrete trucks.

Ready Mixed Concrete Markets

Due to the finite time before concrete hardens, our market area is limited to an approximate one-hour hauling radius around a plant. Portable ready mixed concrete plants allow for an extended marketing area, but are only cost effective for larger projects in excess of 5,000 cubic yards. Our ready mixed concrete customers are generally located within Pennsylvania, northern Maryland and western New York. One of our largest ready mixed concrete customers was our precast concrete products division, which we lease to MacInnis Group, LLC, a related party, and is operating as PennStress in Roaring Spring, PA (see "Item 13, Certain Relationships and Related Transactions and Director Independence - Related Party Transactions").

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

Heavy/highway projects are managed by our contract division located at our New Enterprise, Pennsylvania headquarters. This division manages projects across the Commonwealth ranging in size up to $110.0 million.  This division typically manages 15 to 25 projects at any given time. Our seasoned contract division management team is comprised of project managers, estimators, production supervisors and field superintendents and foremen. These projects may or may not be located near our construction material locations. The construction teams operate competitively both with our construction materials as well as with materials purchased from third parties when the projects are not within the economic reach of our construction materials production facilities. We focus on projects that provide the greatest vertical integration.

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

The bulk of our contracted jobs are public projects, which have replaced some of the private spending shortfall. The procedures and bid documents governing the contracts with our public sector customers typically allow the customers to terminate the project at their discretion. Cancellation of a few of our very large contracts could have a materially adverse impact on our revenue and results of operations. See “Item 1A—Risk Factors—The Cancellation Of Significant Contracts Or Our Disqualification from Bidding for New Contracts Could Reduce Revenues and Have a Material Adverse Effect On Our Results Of Operations.”

Heavy/Highway Construction Markets

Our largest heavy/highway construction customer is PennDOT. We also work with municipalities, state and national parks, the Army Corps of Engineers, industrial facilities, other contractors and private customers. Along with the local county and municipal governments, PennDOT controls and maintains its approximately 40,000 mile system, with the remaining approximately 80,000 miles maintained by local county and municipal governments. Our extensive network of quarries, hot mix asphalt plants, paving crews and traffic safety services and equipment sales, in combination with our unlimited prequalification bid capacity for PennDOT projects, ensures a broad marketing area. Our core heavy/highway construction market extends throughout Pennsylvania. Our core blacktop paving and maintenance and highway construction market is located within an approximately 50 mile radius from each hot mix asphalt plant, which covers a large portion of Pennsylvania.

For our heavy construction market we operate with a non-union workforce that will travel to each project. This enables construction project staffing with a predictable stable workforce. It also allows predictable production rates when market forces require us to look for work beyond our core market. The hot mix asphalt and maintenance markets also operate with non-union workforces throughout our market area, with the exception of one crew in the Eastern Region primarily working in the Delaware Valley market. These projects are generally local crews, so overnight stays are unnecessary.

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
Our manufacturing and assembly facilities located in Lake City, FL, St. Charles, IL, New Castle, DE and Garland, TX produce traffic cones, barricades, temporary and permanent signs, message boards, monitors, lighting, CHIPS and solar assisted devices. We use a variety of materials suppliers in various geographic areas and we are not dependent on any one or small group of suppliers.
We purchase products from third party manufacturers such as plastic drums, channelizers, sign posts and stands, attenuators, reflective materials and other resale items and resell them to a network of independent distributors. A third party manufactures the barrels and channelizers and the reflective striping is applied at our facilities. The channelizers are produced by a third party vendor on a verbal contract or on a purchase order basis. The attenuators are manufactured by third parties in Morgan Valley, Utah, Somerset, Pennsylvania and Fort Worth, Texas. We are not dependent on any one supplier for our purchased products with competitive options for sources of products. No single supplier accounted for more than 6% of total external purchases for our products.
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

We have a dedicated team of sales professionals for our traffic safety equipment including sales managers, territory managers, customer service representatives and products specialists. Each territory manager is responsible for marketing to end-users and DOTs in our geographic regions. Customer service representatives are responsible for providing customers with product information, entering orders and developing relationships with distributors. The sales force is managed from our St. Charles, IL office.

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
As of February 29, 2016, we had 24 branch offices and sub-offices in the eastern United States. Each location varies slightly in the services they provide so as to best compete in the local market. Generally all regions sell products and install traffic patterns or rent equipment to contractors so they can set their own traffic patterns. Branch offices are overseen by three regional managers who report to our Harrisburg, PA office.

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

Bonding

We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts as well as for various regulatory requirements. We obtain bonding for highway work, any bonding required for certain blacktop paving projects, workers compensation in the Commonwealth of Pennsylvania, reclamation bonds for quarries and other miscellaneous bonds. Our ability to obtain surety bonds depends upon our working capital, financial performance, past performance on projects, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. We use multiple surety providers to provide our surety bonding program. Additionally, in order to better manage the fluctuations in the surety market, we utilize a co-surety structure on certain projects.  Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to manage our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future.  See “Item 1A. Risk Factors.”

Construction Backlog

Backlog is our estimate of the revenue that we expect to earn in future periods on projects performed by our heavy/highway construction civil business.  We generally include a project in our contract backlog at the time a contract is awarded.  At February 29, 2016, our backlog was $143.2 million, as compared to $245.3 million at February 28, 2015. However, due to recent bidding activity, our backlog has increased to $270.1 million as of April 30, 2016.

Although we have not experienced material contract cancellations or modifications in the past, most of the contracts in our backlog may be canceled or modified at the election of the customer. Backlog measures all remaining work; and as such, a rise or fall in backlog is not a true measure of work to be performed in a fiscal year as some projects will span multiple fiscal years while other projects will be added and completed within the same fiscal year.

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

Employment
At February 29, 2016, we had approximately 2,415 employees of which approximately 11% are full time salary employees and approximately 89% are hourly. Since most of our work is seasonal, many of our hourly and certain of our full time employees are subject to seasonal layoffs. Since layoffs are determined by the type of work and weather in the late fall through early spring, they vary greatly.

At February 29, 2016, approximately 21% of our total hourly employees were union members. We have no unionized full time salary employees. We believe that we enjoy an excellent working relationship with all of our employees and unions. The following is a list of all our unions and their contract status as of February 29, 2016:

Union	Contract Status	Number of Employees
New Enterprise Stone & Lime Co., Inc.

The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Local 110 and 453. Select quarries, hot mix asphalt and ready mixed concrete plants	Expires January 31, 2019.	249

Truck Drivers Local Union No. 449, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America	Expired June 30, 2014; negotiations are in progress.	2

International Union of Operating Engineers—Local 17	The Franklinville contract expired March 31, 2016, the Gateway contract expires June 30, 2017 and the ABC Paving contract expires March 31, 2019.	33

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers Local 308	The Wehrle Drive and Barton Road contract expires May 31, 2018.	42

Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers Local 328	The Olean and Como blacktop and quarry contract expires May 15, 2018.	9

International Brotherhood of Electrical Workers and Northeastern Line Constructors Chapter, NECA-Local 1249	Expires December 31, 2017.	31

Laborers International Union of North America Upstate New York Laborers District Council No. 210	Expires March 31, 2017.	3

Kutztown & Oley Quarries, United Steelworkers Local 00054	Expires March 31, 2019.	16

Whitehall, Ormrod and Nazareth Quarries, Teamster Local 773	Expired December 31, 2014; negotiations are in progress.	33

Kutztown, Wescosville, Ormrod and Bethlehem Blacktop, Teamster Local 773	Expired January 31, 2016; negotiations are in progress.	10

Service Division and Eastern Trucking, Teamster Local 773	Expired May 31, 2014; negotiations are in progress.	19

Elco-Hausman Construction, International Union of Operating Engineers Local Union 542	Expired April 30, 2015; the contract is under cosignatory agreement.	4

Elco-Hausman Construction, Teamsters Local 773	Expired April 30, 2016; negotiations are in progress.	2

Elco-Hausman Construction, Laborers Local 158	Expires April 30, 2020.	2

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

We are frequently required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamations are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in non-residential or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability. As of February 29, 2016, we have accrued approximately $19.1 million to cover our reclamation obligations.

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

Insurance

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, auto liability, property and medical benefit claims. We utilize an actuary to assist us with estimating the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and liability claims is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Although we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large number of independent multiple material claims arising, which may have a significant impact on our earnings. Prior to January 1, 2016, we maintained a wholly-owned captive insurance company, Rock Solid Insurance Company, which we refer to as RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto liability, medical, stop loss and property coverage. RSIC was made inactive on December 31, 2015, and accordingly the exposure for the deductible polices will be retained going forward by the Company. Our Pennsylvania workers compensation claims are self-insured for up to $1.0 million. Our non-Pennsylvania workers compensation claims, automobile claims and general liability claims are currently fully insured in the primary layer, with deductibles of $0.5 million, $0.5 million and $1.0 million, respectively per occurrence and $7.0 million limit in the aggregate.  We are also fully insured for member health care claims, with coverage from insurance carriers after the $0.5 million deductible. We are responsible for the first $2.0 million of every property claim.  Our property insurance coverage then carries a $15.0 million limit per occurrence. Our pollution liability coverage is a three year program with an aggregate $15.0 million limit (policy aggregate of $30.0 million) and a $1.0 million deductible.

In addition to the $5.0 million primary insurance coverage for auto and general liability claims, we have an additional $95.0 million of insurance coverage, which is insured by several non-affiliated insurance companies.

Item 1A.                           RISK FACTORS.

Risks Related to Our Business and Industry

Our business depends on activity within the construction industry.

We sell most of our construction materials and traffic safety equipment, and provide all of our heavy/highway construction services, to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the non-residential and residential construction markets, has not recovered fully. State and federal budget issues impact the funding available for infrastructure spending, particularly heavy/highway construction and traffic safety, which constitute a significant portion of our business. There has been a reduction in many states’ investment in highway maintenance that has not recovered to historical levels. Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction do not improve in our top revenue-generating markets of Pennsylvania and western New York, our business and results of operations could be materially adversely affected.

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

A significant portion of our revenue is generated from publicly funded construction projects. If, because of reduced federal or state funding or otherwise, spending on publicly funded construction continues to remain low, our earnings and cash flows could be negatively affected.  As a result of the foregoing, we cannot be assured of or predict the existence, amount and timing of appropriations for spending on federal, state or local projects. The federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending have in the past hurt, and we anticipate in the immediate future will continue to hurt, our business because a significant portion of our business is dependent on state infrastructure spending.

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

A portion of our sales are for projects with non-public owners. Construction spending is affected by developers’ ability to finance projects. The current credit environment has negatively affected the United States economy and demand for our products. Non-residential and residential construction may not recover to previous levels if companies and consumers are unable to finance construction projects .  If housing starts and non-residential projects do not continue to rise steadily with the slow economic recovery as they normally do when recessions end, our construction materials and contracting services sales may fall and our business and results of operations may continue to be materially adversely affected.

Economic conditions have the ability to affect our financial position, results of operations and cash flows.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public funding levels. Although the current economic environment has begun to improve, should the economic environment become stagnant or decline, it could cause a decrease in demand for our construction materials. In addition, a stagnant or declining economy tends to produce less tax revenue for public agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements, which constitute a substantial part of our business.

With the slow pace of economic recovery, there is also the possibility that we will not be able to collect on certain of our accounts receivable from our customers. Although we are protected in part by payment bonds posted by some of our customers, we have in the past experienced payment delays from some of our customers recovering from the recent economic downturn. These adverse economic factors have in the past materially adversely affected our financial condition, results of operations, cash flows and liquidity resulting in our inability to meet our covenants under our debt facilities and necessitated our seeking numerous amendments and waivers.

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

Construction aggregates are bulky and heavy and, therefore, difficult and costly to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development must stay ahead of actual growth. As is the case with the broader industry, we acquire existing quarries and, where practical, extend the permit boundaries at existing quarries and open greenfield sites to continue to grow our reserves. In a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our business and results of operations may be materially adversely affected.

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

As of February 29, 2016, labor unions represent approximately 21% of our total hourly employees. Our collective bargaining agreements for employees covered under contracts expire between 2016 and 2020. However, several union contracts are currently expired and are presently in negotiation. Although we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our business, raise costs, and reduce revenues and earnings from the affected locations.

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

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant impact on our earnings. We are self-insured for Pennsylvania workers’ compensation claims up to $1.0 million per occurrence. Our non-Pennsylvania workers compensation claims, automobile claims and general liability claims are currently fully insured in the primary layer, with deductibles of $0.5 million, $0.5 million and $1.0 million, respectively per occurrence and $7.0 million limit in the aggregate. We are also fully insured for member health care claims, with coverage from insurance carriers after the $0.5 million deductible. We are responsible for the first $2.0 million of every property and casualty claim.

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

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the fiscal years ended February 29, 2016 and February 28, 2015 and have a history of material weaknesses and significant deficiencies in our internal control in prior years as well. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to maintain and complete the testing of our documentation related to our control policies, procedures and systems, we may fail to comply in the future with our SEC reporting obligations, including the requirement to provide management’s assessment of our internal control on financial reporting.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain the adequacy of our internal controls, our financial statements may not accurately reflect our financial condition. We have identified certain material weaknesses in our internal control over financial reporting in current and prior years, including those described in Item 9A of this Annual Report on Form 10-K.

Additionally, if we fail to remediate any material weakness, maintain effective internal control over our financial reporting or comply with the federal securities rules and regulations applicable to us, including our SEC reporting obligations related to our internal control over financial reporting, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be unable to obtain an unqualified audit opinion, and our access to the capital markets may be restricted. In addition, we may, in the future, identify further material weaknesses in our internal control over financial reporting. Each of the foregoing could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities. We may also be required to restate our financial statements from prior periods.

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

We have finalized the re-alignment of our organizational structure which combined our Lancaster, Pennsylvania and Northeastern Pennsylvania operations into our Eastern Region, our Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania operations into our Western Region, and streamlining our New York Region. We have taken steps to consolidate the operations, sales, accounting, human resources, information technology and geologic services functions. This consolidation is expected to reduce the cost of overhead support functions going forward. Additionally, key personnel may be affected by the consolidation and may leave us due to uncertainty, which may slow the restructuring process and increase its cost.

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

We also operate, own or lease 55 quarries and sand deposits (42 active), 28 hot mix asphalt plants, 15 fixed and portable ready mixed concrete plants, three lime distribution centers and two construction supply centers. For our safety services and equipment business, we conduct operations through four manufacturing facilities and 24 branch offices.
Through acquisitions of raw land and existing quarries, we have assembled significant operating reserves throughout our geographic market area. We estimate that we currently own or have under lease approximately 2.0 billion tons of permitted proven recoverable and probable recoverable aggregate reserves, with an average estimated useful life of 122 years at current production levels.

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

The following map shows the approximate locations of our permitted construction materials properties in New York, Pennsylvania and Delaware as of February 29, 2016:

The following chart sets forth specifics of our production and distribution facilities as of February 29, 2016:

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2016 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Lime Distribution and CSC
Alfred Station, NY	Owned	Sand and gravel	10	66	0.2
Allentown, PA	Owned	—	—	—	—	X
Ashcom, PA	Owned	Dolomite, Limestone	88	149	0.8	X	X
Ashford, NY	Owned	—	—	—	—	X
Bakersville, PA	Owned	Limestone	28	54	0.5	X
Bath, PA	Owned	—	—	—	—	X
Bedford, PA	Owned	—	—	—	—			X
Central City, PA	Owned	Sandstone	14	104	0.2
Chambersburg, PA	Owned	Limestone	45	58	0.6	X	X
Clayton, DE	Owned	—	—	—	—
Coal Twp, PA	Owned/Leased (1)	Sandstone	7	99	—	X
Como Park, NY (11)	Owned	Limestone	22	102	—	X
Coplay, PA	Owned/Leased (2)	Limestone, Dolomite	33	54	0.7	X
Cowlesville, NY	(10)	—	—	—	—		X
Delmar, DE	Owned	—	—	—	—			X
Denver, PA	Owned	Limestone	33	66	0.7	X	X
Dry Run, PA	Leased/Owned (3)	Limestone	12	118	0.1		X
Ebensburg, PA	Owned/ Leased (4)	Processing Facility	—	—	—		X	X
Egypt, PA	Leased (5)	Limestone	16	52	0.3
Elizabethville, PA	Owned	Sandstone	27	206	0.2	X
Ephrata, PA	Owned	Limestone	77	97	1.1	X
Fairfield, PA	Owned	Limestone	103	934	0.1
Franklinville, NY	Owned	Sand and gravel	32	51	0.6
Gap, PA	Owned	Limestone	25	98	0.3
Gettysburg, PA	Owned	Traprock	63	121	0.5	X
Greencastle, PA	Owned	—	—	—	—		X
Honey Brook, PA	Owned	Sand	87	282	0.4
Kutztown, PA	Owned/Leased (6)	Dolomite	21	35	0.8	X
Lackawanna, NY	Owned	Port	—	—	—		X
Ledge, NY	Owned	Limestone/Dolomite	16	40	—
Lenoxville, PA	Owned	Sandstone	18	52	0.4	X
Lewisburg, PA	Owned	Limestone	23	28	0.8	X
Lewistown, PA	Owned	Sandstone	—	—	—
Mainsville, PA	Owned	Sand and gravel	1	11	—
Martins Creek, PA	Owned	Limestone	92	1,309	0.3
McConnellstown, PA	Owned	Limestone	2	—	—
Middlebury Center, PA	Leased (7)	Sandstone	3	8	—

Location	Owned/leased	Type of Aggregate	Proven and Probable Recoverable Reserves (millions of tons)	Expected Life (Years)	FY 2016 Annual Production (million tons)	Hot Asphalt Mix	Ready Mixed Concrete	Lime Distribution and CSC (1)

Mount Cydonia 1, PA	Owned	Sandstone	24	98	0.4
Mount Cydonia III, PA	Owned	Sandstone	7	53	—
Narvon, PA	Owned	Clay and Limestone	2	200	—
Nazareth, PA	Owned	Dolomite	4	7	0.5
New Holland, PA	Owned	Limestone	68	100	0.5		X
New Paris, PA	Owned	Limestone	22	—	—
Nottingham, PA	Owned	—	—	—	—		X
Ogletown, PA	Owned/Leased (8)	Sandstone, Limestone	27	—	—
Olean, NY (11)	Owned	—	—	—	—	X
Oley, PA	Owned	Limestone	53	240	—	X
Orbisonia, PA	Owned	Limestone	38	236	0.1
Roaring Spring, PA	Owned	Dolomite, Limestone	52	43	1.2	X	X	X
Shippensburg, PA	Owned	Limestone	164	454	0.5	X	X
Somerset, PA	Owned	—	—	—	—		X
Stevens, PA	Owned	Limestone, Dolomite, High Calcium	64	248	0.4
Tunkhannock, PA	Leased (9)	Sand and gravel	1	6	—
Tyrone Forge, PA	Owned	Dolomite, Limestone	90	98	1.4	X	X
Union Furnace, PA	Owned	Dolomite, Limestone	271	730	0.2
Viola, DE	Owned	—	—	—	—			X
Wehrle Drive, NY (11)	Owned	Limestone	161	131	1.6	X	X
Williamson, PA	Owned	Limestone	43	708	—

(1)	The initial term of this lease was May 1, 1989 through May 1, 1990, but the lease automatically renews on a year-to-year basis.

(2)	The term of this lease is March 1, 2002 through February 28, 2020. After the expiration of the term, the lease will continue on a year-to-year basis.

(3)	The term of this lease is April 4, 1996 through April 19, 2026. There are no renewal rights.

(4)	The term of this lease expires December 31, 2021. The lease may be renewed for up to an additional five (5) years.

(5)	The term of this lease is January 1, 2010 through January 1, 2020. The lease will automatically renew for five additional periods of five (5) years each.

(6)
The term of this lease is November 19, 1976 through November 19, 2056. The leases are cancellable at the earlier of the extraction of all materials able to be mined or the lease termination date and there are no renewal rights.

(7)	The initial term of this lease was June 1, 1986 through June 1, 1991. The lease may be renewed for successive periods of five (5) years. The current term of this lease will expire on May 31, 2016.

(8)	The term of this lease is January 1, 1999 through January 1, 2019. The lease may be renewed for three (3) additional terms of five (5) years each after the expiration of the initial term.

(9)
The term of this lease is September 8, 1992 through September 8, 2042. The leases are cancellable at the earlier of the extraction of all mineable materials or the lease termination date and there are no renewal rights.

(10)	Cowlesville, NY is owned by a third party who leases the concrete batch plant to the Company. Pursuant to a batch agreement, Area Ready-Mix provides batching services at this plant.

(11)	The Como Park, NY, Olean, NY, and Wehrle Drive, NY locations have three, two and three hot mix plants on each site, respectively.

In addition, we operate three portable ready mixed concrete plants.

The following chart sets forth specifics of our traffic safety equipment manufacturing facilities:

Facility	Owned/Leased	Square Footage
St Charles, Illinois manufacturing facility, warehouse and office space	Owned	49,000 sq. ft.
Lake City, Florida manufacturing facility	Owned	28,632 sq. ft.
New Castle, Delaware facility and office space	Leased	12,110 sq. ft.
Garland, Texas manufacturing facility	Leased	40,050 sq. ft.

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

PART II

Item 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of common stock of NESL. All of the issued and outstanding common stock of NESL is held by members of the Detwiler family or trusts established by and for members of the Detwiler family. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of May 23, 2016, there were approximately 16 beneficial holders of the common stock.

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

(in thousands)	February 29, 2016		February 28, 2015		February 28, 2014		February 28, 2013		February 29, 2012
Consolidated Statement of Comprehensive Loss
Revenue	$651,931		$661,830	(4)	$681,645		$677,090		$705,934
Operating costs and expenses:
Costs of revenue (11)	505,075	(8)	540,743	(5)	562,577		564,503		581,788
Depreciation, depletion and amortization	41,886		44,741		48,792		50,942		51,674
Asset impairment	193		5,249		7,636		4,704		1,100
Selling, administrative and general expenses (11)	50,709	(9)	57,887	(6)	78,309		78,463	(1)	65,831
(Gain) loss on disposals of property, equipment and software	(5,097)	(10)	(1,065)		(891)		323		808
Operating income (loss)	59,165		14,275		(14,778)		(21,845)		4,733
Other income (expense):
Interest income	185		189		407		140		343
Interest expense	(85,552)		(81,828)		(86,871)	(3)	(75,987)	(2)	(46,902)
Total other expense	(85,367)		(81,639)		(86,464)		(75,847)		(46,559)
Loss before income taxes	(26,202)		(67,364)		(101,242)		(97,692)		(41,826)
Income tax benefit	(5,131)		(4,886)		(9,099)		(41,558)		(16,397)
Net loss	(21,071)		(62,478)		(92,143)		(56,134)		(25,429)
Less: net income attributable to noncontrolling interest	(552)		(713)		(1,256)		(1,384)		(820)
Net loss attributable to stockholders	$(21,623)		$(63,191)		$(93,399)		$(57,518)		$(26,249)
Other Financial Data:
Cash capital expenditures (7)	28,351		25,215		17,207		42,417		43,954
Consolidated Balance Sheet Data (end of period):
Cash, restricted cash and cash equivalents	$63,272		$30,470		$51,576		$19,657		$25,354
Accounts receivable, net	48,296		49,901		61,319		52,271		76,841
Inventories	103,363		102,206		107,313		125,144		132,195
Property, plant, and equipment	307,421		310,274		333,819		371,868		371,574
Total assets	$662,084		$650,370		$721,938		734,188		776,322
Long-term debt, including current portion	676,673		658,795		659,966		577,987		529,013
Total liabilities	847,482		814,328		823,274		741,778		726,454
Total (deficit) equity and redeemable common stock	$(185,398)		$(163,958)		$(101,336)		$(7,590)		$49,868

(1)
The increase in selling, administrative and general expense from the fiscal year 2012 to the fiscal year 2013 was attributable to costs associated with the remediation of our enterprise resource planning, or ERP, system of approximately $4.3 million and higher legal and accounting fees of $7.1 million.

(2)
The increase in interest expense during the fiscal year 2013 was a result of an overall increase in borrowings and interest rates primarily related to the issuance of our Secured Notes and the write-off of $6.4 million of unamortized deferred financing fees associated with the debt repaid.

(3)	The increase in interest expense during the fiscal year 2014 was a result of the write-off of unamortized deferred financing fees and an overall increase in borrowings.

(4)	Decrease in revenue related primarily to the reduction of non-core operations.

(5)	Decrease in costs of revenue related primarily to the reduction of non-core operations.

(6)	Decrease selling, administrative and general expense was primarily attributable to lower costs from headcount reductions and benefit plans, and reduced fees associated with various consultants.

(7)	Cash paid for capitalized expenditures includes capitalized software expenditures.

(8)
The decrease in costs of revenue from fiscal year 2015 to fiscal year 2016 was primarily attributable to reduced costs resulting from non-core asset revenue, a decrease in the cost of commodities, and to a lesser extent lower costs resulting from lower sales volumes of our core products.

(9)	Selling, administrative and general expenses decreased due to reduced costs associated with consultants and severance.

(10)	The Company recognized gains of $3.9 million and $0.6 million on the sale of land at its New Holland and Naginey locations, respectively.

(11)
Pension and profit sharing was reclassed to costs of revenue of $6.3 million for fiscal year 2016, $5.4 million for fiscal year 2015, $6.3 million for fiscal year 2014, $7.0 million for fiscal 2013, and $6.3 million for fiscal year 2012, respectively, and to selling, administrative and general expenses of $0.4 million for fiscal year 2016, $0.7 million for fiscal year 2015, $1.0 million for fiscal year 2014, $1.3 million for fiscal year 2013, and $1.3 million for fiscal year 2012, respectively.

Item 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 20 construction aggregates producers based on tonnage of crushed stone produced in the United States, according to industry surveys.

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

Our revenue is derived from sales to customers that serve multiple end-use markets. Because of the diversity of construction materials and services that we offer, we are able to meet a wide range of customer requirements on a local scale.  We may not always know the end-use for our materials due to the diversity of our product offerings and the fact that our customers serve the various end-use markets, such as public or private sector. However, we believe based upon reasonable assumptions and knowledge of our customers and the possible end-use of particular materials and services, that in the fiscal year ended February 29, 2016 approximately 50% to 55% of our revenue was derived from public sector end-use markets with the balance of our revenue derived from private sector end-use markets, with approximately three-fourths of our private sector revenue being from non-residential construction.

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

Market Developments

We believe that passage of the Transportation Bill, which became effective in January 2014, will continue to provide an increase in opportunities in our markets although we have yet to see significant benefits. Our margins remain under pressure as much of our performed work was secured during tighter economic conditions. Mitigating the potential compressed bid margins, we believe our new cost structure has significantly reduced our fixed cost base while targeting operational efficiencies. We believe the fiscal year ended February 29, 2016 results benefited from the new cost structure. We also discontinued various non-core operations during the year which reduced revenue but had little to no impact on our operating income. We believe this focus on our core products in conjunction with renewed emphasis on construction activity that favors maximum vertical integration will position us to be successful in our markets.
The Fixing America's Surface Transportation Act, or the FAST Act, will reauthorize federal highway and public transportation programs and stabilize the Highway Trust Fund. Under the FAST Act, $207.4 billion of the funding will be apportioned to the states by formula, with a 5.1% increase over actual fiscal year 2015 apportionments in 2016 and then inflationary increases in subsequent years. We do not expect a meaningful impact from the FAST Act before the second half of 2016. Allocations for Pennsylvania and New York for 2016 are estimated to be $1.7 billion for each state.

The previous federal highway bill provides spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are financed mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. MAP-21 extended federal motor fuel taxes through September 30, 2016 and truck excise taxes through September 30, 2017. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Operational Efficiency and Asset Utilization

During the fourth quarter of the fiscal year ended February 28, 2014, we initiated a cost savings and operational efficiency plan (the “Plan”). In most parts of our business we have completed the primary objectives of headcount reductions and administrative savings. In addition, we have successfully increased selling margins,finalized the re-alignment of our organizational structure which resulted in three regional divisions and we continue to leverage our shared service center. We are working to optimize the last component of our Plan related to operational efficiencies. Additionally, we are standardizing our operational procedures across the regions and enhancing best practices.

In addition to the actions related to our Plan, we have continued to focus on our core markets and products resulting in the sale of certain non-core assets and operations. We are vigilantly working to ensure we leverage and utilize our asset base to its fullest. For the fiscal year ended February 29, 2016, we sold certain assets and related inventory providing $19.5 million of additional cash. We have $5.6 million in assets held for sale as of February 29, 2016. The cash will be used to reinvest in the core business as well as provide flexibility in optimizing our capital structure.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Loss in the amounts of $6.3 million and $0.4 million, for the fiscal year ended February 29, 2016, $5.4 million and $0.7 million, for the fiscal year ended February 28, 2015 and $6.2 million and $1.0 million, for the fiscal year ended February 28, 2014, respectively. The reclassification had no effect on Operating income, Comprehensive Loss within the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

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

Executive Summary

The following is a financial summary for the fiscal years ending February 29, 2016, February 28, 2015 and February 28, 2014:

•
Total revenue decreased in the fiscal year ended February 29, 2016 by $9.9 million (1.5%) to $651.9 million over the fiscal year ended February 28, 2015, primarily due to the winding down of certain non-core operations;

•	Operating income returned to a positive $59.2 million in the fiscal year ended February 29, 2016, an increase of $44.9 million (314.0%) over the fiscal year ended February 28, 2015;

•	Current maturities of long-term debt have decreased $5.4 million from $8.5 million in 2015 to $3.2 million in 2016;

•
Fixed cost base was lower in the fiscal year ended February 29, 2016, including a reduction of selling, administrative, and general expenses of $7.2 million or (12.4%) to $50.7 million in the fiscal year ended February 29, 2016, compared to $57.9 million in the fiscal year ended February 28, 2015; and

•	Cash provided by operating activities increased in the fiscal year ended February 29, 2016 by $30.2 million over the fiscal year ended February 28, 2015.

Results of Operations

The following table summarizes our operating results on a consolidated basis:

	Year Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Revenue	$651,931	$661,830	$681,645
Cost of revenue (exclusive of items shown separately below)	505,075	540,743	562,577
Depreciation, depletion and amortization	41,886	44,741	48,792
Asset impairment	193	5,249	7,636
Selling, administrative and general expenses	50,709	57,887	78,309
Gain on disposals of property, equipment and software	(5,097)	(1,065)	(891)
Operating income (loss)	59,165	14,275	(14,778)
Interest income	185	189	407
Interest expense	(85,552)	(81,828)	(86,871)
Loss before income taxes	(26,202)	(67,364)	(101,242)
Income tax benefit	(5,131)	(4,886)	(9,099)
Net loss	(21,071)	(62,478)	(92,143)

The tables below disclose revenue and operating data for our reportable segments before certain intra- and intercompany eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  We also operate ancillary port operations and certain rental operations, which are included in our construction materials operations line items presented below. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

The following table summarizes the segment revenue by our primary lines of business:

	Year Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Segment Revenue
Construction materials	$452,973	$464,245	$507,957
Heavy/highway construction	255,301	253,804	252,310
Traffic safety services and equipment	93,631	88,058	88,834
Segment totals	801,905	806,107	849,101
Eliminations	(149,974)	(144,277)	(167,456)
Total revenue	$651,931	$661,830	$681,645

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Segment Revenue:
Construction materials	56.5%	57.6%	59.8%
Heavy/highway construction	31.8%	31.5%	29.7%
Traffic safety services and equipment	11.7%	10.9%	10.5%
Segment totals	100.0%	100.0%	100.0%

The following table summarizes the operating income (loss) by our primary lines of business:

	Year Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Segment Operating income (loss):
Construction materials	$95,478	$60,895	$50,452
Heavy/highway construction	1,121	(1,947)	2,633
Traffic safety services and equipment	6,706	4,019	444
Segment totals	103,305	62,967	53,529
Corporate and unallocated	(44,140)	(48,692)	(68,307)
Total operating income (loss)	$59,165	$14,275	$(14,778)

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

Total net revenue decreased $9.9 million or 1.5% to $651.9 million for the twelve months ended February 29, 2016, compared to $661.8 million for the twelve months ended February 28, 2015. The decrease in total revenue was driven primarily by approximately $18.0 million of reduced revenue related to certain non-core operations during the fiscal year ended February 29, 2016. After considering the exclusion of these revenues associated with these non-core business operations, revenue increased by approximately $8.1 million.

Segment revenue for our construction materials business decreased $11.2 million or 2.4%, to $453.0 million for the fiscal year ended February 29, 2016, compared to $464.2 million for the fiscal year ended February 28, 2015. A decrease in segment revenue of $19.8 million was primarily due to a decrease in certain non-core operations, which were mostly wound down by the end of fiscal year ended February 28, 2015. When the exclusion of these revenues associated with non-core business operations are considered, our revenue increased by $8.6 million on a comparable basis. Increases in aggregates revenue and hot mix asphalt revenue of $9.7 million and $2.3 million, respectively, were offset by a decrease in ready mixed concrete revenue of $0.6 million and other revenue of $3.1 million. The price of aggregates shipped and consumed increased by 9.1% while volumes decreased by 3.7% for the fiscal year end February 29, 2016, compared to fiscal year end February 28, 2015. The price of hot mix asphalt was up by 2.1% while volumes were down by approximately 0.7% for the fiscal year ended February 29, 2016, as compared to the fiscal year ended February 28, 2015. Other revenue decreased as a result of reduced fuel revenues attributable to the lower cost of fuel which is a pass through to hired haulers and other internal operations.

The table below represents sales volumes and average prices of our primary products:

	2016			2015
	Construction materials
	Units **	Price per unit	% Sales*	Units **	Price per unit	% Sales*
Units Shipped and Consumed:
Stone, sand and gravel (tons)	15,884	$12.76	45%	16,497	$11.70	42%
Hot mix asphalt (tons)	3,055	$55.42	37%	3,077	$54.29	36%
Ready mixed concrete (cubic yards)	611	$114.41	15%	576	$122.32	15%
* Remaining percentage of sales are from non-core operations.
** Units are in thousands

	Changes in Volume
	February 29, 2016	February 28, 2015
Aggregates	(3.7)%	(2.4)%
Hot mix asphalt	(0.7)%	(1.6)%
Ready mixed concrete	6.1%	3.6%

Segment revenue for our heavy/highway construction business increased $1.5 million, or 0.6%, to $255.3 million for the fiscal year ended February 29, 2016, compared to $253.8 million for the fiscal year ended February 28, 2015. The slight increase was attributable to the timing of completion of change orders and contract adjustments during the prior year that did not recur in the current year.

Segment revenue for our traffic safety services and equipment businesses increased $5.5 million, or 6.2%, to $93.6 million for the fiscal year ended February 29, 2016, compared to $88.1 million for the fiscal year ended February 28, 2015. The increase in revenue was primarily attributable to increase in traffic cone sales in certain markets and service revenue associated with pavement markings.

Cost of Revenue

Total cost of revenue decreased $35.6 million, or 6.6% to $505.1 million for the fiscal year ended February 29, 2016, compared to $540.7 million for the fiscal year ended February 28, 2015. Our cost of revenue as a percentage of sales improved 4.2% to 77.5% for the fiscal year ended February 29, 2016, compared to 81.7% for the fiscal year ended February 28, 2015. This was primarily a result of the reduction of lower margin business and the impact of increased selling prices on a fixed cost base.

The following table summarizes the segment cost of revenue by our primary lines of business:

	For Year Ended
(in thousands)	February 29, 2016	February 28, 2015
Segment Cost of Revenue
Construction materials	$332,081	$365,507
Heavy/highway construction	246,914	247,497
Traffic safety services and equipment	76,054	72,016
Segment totals	655,049	685,020
Eliminations	(149,974)	(144,277)
Total	$505,075	$540,743

The following table summarizes each segment's cost of revenue as a percentage of its segment revenue by our primary lines of business:

	For Year Ended
	February 29, 2016	February 28, 2015
Cost of Revenue as Percent of Revenue (before elimination)
Construction materials	73.3%	78.7%
Heavy/highway construction	96.7%	97.5%
Traffic safety services and equipment	81.2%	81.8%

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.4% to 73.3% for the fiscal year ended February 29, 2016, compared to 78.7% for the fiscal year ended February 28, 2015.  Segment cost of revenue as a percentage of segment revenue improved as a result of reduced revenues associated with non-core operations which generally carried lower margins compared to other products, a decrease in the cost of commodities combined with price increases on a fixed cost base. The winding down of non-core operations contributed approximately $19.3 million to the decrease in cost of revenue for the fiscal year ended February 29, 2016. while the remaining decrease in cost of sales was primarily attributable to a decrease in commodity costs.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue decreased to 96.7% for the fiscal year ended February 29, 2016, compared to 97.5% for the fiscal year ended February 28, 2015. The decrease in cost of sales as a percentage of sales was primarily due to unfavorable cost revisions on certain contracts in the prior year that did not recur in the current year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue remained flat changing approximately 0.6% to 81.2% for the fiscal year ended February 29, 2016, as compared to 81.8% for the fiscal year ended February 28, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $2.8 million, or 6.3% to $41.9 million for the fiscal year ended February 29, 2016, compared to $44.7 million for the fiscal year ended February 28, 2015. The decrease was primarily attributable to less depreciation on a smaller depreciable asset base as a result of assets sold within the past year and additional assets becoming fully depreciated.

Asset Impairment

Asset impairment decreased $5.0 million to $0.2 million during the fiscal year ended February 29, 2016, compared to $5.2 million in the fiscal year ended February 28, 2015. In the fiscal year ended February 28, 2015, we recorded impairments related to the sale of certain non core operations which did not recur in the current year.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $7.2 million, or 12.4%, to $50.7 million for the fiscal year ended February 29, 2016, compared to $57.9 million for the fiscal year ended February 28, 2015. The decrease was attributable to lower costs of restructuring, primarily our advisor Capstone, lower professional costs related to the remediation of our material weaknesses and ERP and decreased labor and benefit costs.

Operating Income (Loss)

Operating income for our construction materials business increased $34.6 million, or 56.8%, to $95.5 million for the fiscal year ended February 29, 2016, compared to $60.9 million for the fiscal year ended February 28, 2015. Operating income for aggregates increased $14.2 million, or 35.3% to $54.4 million for the fiscal year ended February 29, 2016, compared to $40.2 million for the fiscal year ended February 28, 2015. This increase was primarily due to the combination of price increases and to a lesser extent commodity price decreases on a fixed cost base. Operating income for hot mix asphalt increased $7.5 million, or 44.4% to $24.4 million for the fiscal year ended February 29, 2016, compared to $16.9 million for the fiscal year ended February 28, 2015. This increase was primarily due to a combination of pricing discipline and favorable commodity prices on liquid asphalt cement, in the fiscal year ended February 29, 2016, compared to the fiscal year ended February 28, 2015. Operating income for ready mixed concrete increased $3.1 million, or 40.8% to $10.7 million for the fiscal year ended February 29, 2016, compared to $7.6 million for the fiscal year ended February 28, 2015, primarily due to increased volumes on the same fixed cost base. Operating income associated with other non-core operations improved by eliminating almost $0.3 million of losses for the fiscal year ended February 29, 2016, compared to the fiscal year ended February 28, 2015. The impact of asset sales increased operating profit by $9.3 million to a gain of $4.2 million in the fiscal year ended February 29, 2016, compared to a net loss of $5.1 million in the fiscal year ended February 28, 2015.

Operating income for our heavy/highway construction business increased $3.0 million to an operating profit of $1.1 million for the fiscal year ended February 29, 2016, compared to $1.9 million operating loss for the fiscal year ended February 28, 2015. This increase was primarily attributable to unfavorable cost revisions on certain contracts during the fiscal year ended February 28, 2015 that did not recur in the current year.

Operating income for our traffic safety services and equipment sales businesses increased $2.7 million to $6.7 million for the fiscal year ended February 29, 2016, compared to $4.0 million during the fiscal year ended February 28, 2015. The increase in profitability is attributable primarily to improved cost controls as well as pockets of increased sales which helped our manufacturing leverage.

Interest Expense

Net interest expense increased $3.8 million, or 4.7%, to $85.4 million for the fiscal year ended February 29, 2016, compared to $81.6 million for the fiscal year ended February 28, 2015.  This increase is primarily attributable to increased borrowings.

Income Tax Benefit

During the fiscal year ended February 29, 2016, we recorded $5.1 million of income tax benefit, which resulted in an annual effective rate of 19.6%. The benefit consists of $0.7 million federal tax benefit and $4.4 million state tax benefit. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current year state income taxes, percentage depletion and an increase in the valuation allowance on deferred tax assets. Included in the fiscal year 2016 change in valuation allowance is the recording of valuation allowance on the portion of current period federal and state income tax losses that we believe are more likely than not to be realized. We reversed a valuation allowance related to a portion of our state net operating loss carryforward that we have determined is more likely than not to be realized as a result of a state income tax law change that occurred during the fiscal year ended February 29, 2016.

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

Segment revenue for our construction materials business decreased $43.8 million or 8.6%, to $464.2 million for the fiscal year ended February 28, 2015 compared to $508.0 million for the fiscal year ended February 28, 2014. A decrease of revenue of $41.1 million was primarily due to a decrease in certain non-core operations, which were wound down during the fiscal year ended February 28, 2015. When the exclusion of these revenues associated with non-core business operations are considered, our revenues decreased by a net amount of approximately $2.7 million. Increases in ready mixed concrete revenues of $4.2 million, respectively, were offset by decreases in hot mix asphalt revenues of $3.4 million. The hot mix asphalt volumes were down by approximately 1.6% for the fiscal year ended February 28, 2015, as compared to the fiscal year ended February 28, 2014. Ready mixed concrete revenues increased due to an increase in sales volumes of 3.6% and an increase in sales price of 2.5%, for the fiscal year ended February 28, 2015, as compared to the fiscal year ended February 28, 2014.

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

Cost of Revenue

Total cost of revenue decreased $21.8 million, or 3.8% to $540.7 million for the fiscal year ended February 28, 2015 compared to $562.6 million for the fiscal year ended February 28, 2014. Our cost of revenue as a percentage of sales improved 0.8% to 81.7% for the fiscal year ended February 28, 2015 compared to 82.5% for the fiscal year ended February 28, 2014, primarily as a result of the reduction of lower margin business.

The following table summarizes the cost of revenue by our primary lines of business

	For Period Ended
(in thousands)	February 28, 2015	February 28, 2014
Segment Cost of Revenue
Construction materials	$365,507	$413,882
Heavy/highway construction	247,497	242,442
Traffic safety services and equipment	72,016	73,709
Segment totals	685,020	730,033
Eliminations	(144,277)	(167,456)
Total	$540,743	$562,577

The following table summarizes the percentage of cost of revenue by our primary lines of business:

	For Period Ended
	February 28, 2015	February 28, 2014
Cost of Revenue as Percent of Revenue (before elimination)
Construction materials	78.7%	81.5%
Heavy/highway construction	97.5%	96.1%
Traffic safety services and equipment	81.8%	83.0%

Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 2.8% to 78.7% for the fiscal year ended February 28, 2015 compared to 81.5% for the fiscal year ended February 28, 2014.  Segment cost of revenue as a percentage of segment revenue improved as a result of lower revenues associated with non-core operations which generally carried lower margins compared to other products. The winding down of non-core operations during the first quarter of the fiscal year ended February 28, 2015 contributed approximately $39.5 million to the decrease in cost of revenue for the fiscal year ended February 28, 2015. The remaining decrease in cost of sales was primarily attributable to a decrease in cost of revenues in hot mix asphalt and ready mixed concrete of $7.9 million and $1.0 million.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased to 97.5% for the fiscal year ended February 28, 2015 compared to 96.1% for the fiscal year ended February 28, 2014. The increase in cost of sales as a percentage of sales was primarily due to unfavorable cost revisions on certain contracts during the fiscal year ended February 28, 2015, as well as completion of lower margin work bid in the fiscal year ended February 28, 2014.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue improved by 1.2% to 81.8% for the fiscal year ended February 28, 2015 as compared to 83.0% for the fiscal year ended February 28, 2014 as a result of certain cost reductions.

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

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $20.4 million, or 26.1%, to $57.9 million for the fiscal year ended February 28, 2015 compared to $78.3 million for the fiscal year ended February 28, 2014. The decrease was primarily attributable to lower costs from headcount reductions and benefit plans, and reduced fees associated with various consultants.

Operating Income (Loss)

Operating income for our construction materials business increased $10.4 million, or 20.6%, to $60.9 million for the fiscal year ended February 28, 2015 compared to $50.5 million for the fiscal year ended February 28, 2014. Operating income for aggregates increased $10.4 million, or 34.9% to $40.2 million for the fiscal year ended February 28, 2015 compared to $29.8 million for the fiscal year ended February 28, 2014. This increase was due to the impact of the cost reduction initiatives, partially offset by lower sales prices. Operating income for hot mix asphalt decreased $4.3 million, or 20.3% to $16.9 million for the fiscal year ended February 28, 2015 compared to $21.2 million for the fiscal year ended February 28, 2014. This decrease was primarily due to a less favorable sales mix as well as reduced volumes in the fiscal year ended February 28, 2015 compared to the fiscal year ended February 28, 2014. Operating income for ready mixed concrete increased $3.2 million, or 72.7% to $7.6 million for the fiscal year ended February 28, 2015 compared to $4.4 million for the fiscal year ended February 28, 2014, primarily due to increased volumes on the same fixed cost base. Operating income associated with other non-core operations decreased by $1.0 million for the fiscal year ended February 28, 2015 compared to the fiscal year ended February 28, 2014. Impairment on assets held for sale decreased $2.1 million to $5.1 million in the fiscal year ended February 28, 2015 from $7.2 million in the fiscal year ended February 28, 2014.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA with PNC Bank, National Association. As of February 29, 2016, we had no borrowings under the RCA with $80.6 million available to borrow. As of February 29, 2016, we had $40.6 million in cash and cash equivalents and working capital of $121.2 million compared to $13.3 million in cash and cash equivalents and working capital of $113.5 million as of February 28, 2015. We carried higher cash balances as a result of various asset sales, contributing almost $18.6 million, as well as increased profits. Further, additional cash balances of $22.7 million and $17.2 million as of February 29, 2016 and February 28, 2015, respectively, were restricted in certain consolidated subsidiaries for insurance requirements, as well as collateral on outstanding letters of credit, rentals and funds held for asset acquisitions with our trustee. The increase in restricted cash was primarily attributable to the cash held with our trustee associated with sale of our Naginey operations. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations for at least the next twelve months, including capital expenditures and debt service obligations. Under the Credit Facilities we are subject to certain affirmative and negative convents, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. As of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2016 was $40.0 million. As of February 29, 2016, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

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

Cash Flows

The following table summarizes our net cash provided by or used by operating activities, investing activities and financing activities and our capital expenditures for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014:

	Period Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Net cash provided by (used in):
Operating activities	$50,961	$20,727	$1,564
Investing activities	(14,017)	(6,204)	(28,613)
Financing activities	(9,676)	(25,122)	41,407
Cash paid for capital expenditures and capitalized software	(28,351)	(25,215)	(17,207)

Operating Activities

Net cash provided by operating activities increased $30.2 million to $51.0 million in the fiscal year ended February 29, 2016, compared to $20.7 million in the fiscal year ended February 28, 2015.  The increase in cash provided by operating activities was primarily the result of increased operating profit as well as positive working capital.

Net cash provided by operating activities increased $19.2 million to $20.7 million in fiscal year 2015, compared to $1.6 million in fiscal year 2014.  The increase in cash provided by operating activities was primarily the result of increased operating profit offset by lower working capital.

Investing Activities

Net cash used in our investing activities increased $7.8 million to $14.0 million in the fiscal year ended February 29, 2016, compared to $6.2 million in the fiscal year ended February 28, 2015.  Net cash used in the fiscal year ended February 29, 2016 included cash capital expenditures of $28.4 million, a $3.1 million increase from the fiscal year ended February 28, 2015, offset by proceeds from sale of property and equipment. In addition, in the prior year we received cash previously used to collateralize letters of credit that did not recur in the current year. Furthermore, at February 29, 2016, approximately $5.6 million related to the sale of certain assets was being held in trust pending reinvestment pursuant to the asset sale provision in our credit agreement.

Net cash used in our investing activities improved $22.4 million to $6.2 million in fiscal year 2015, compared to $28.6 million in fiscal year 2014.  Net cash used in fiscal year 2015 included capital expenditures of $25.2 million, an $8.0 million increase from fiscal year 2014, partially offset by a return of restricted cash associated with the termination of collateralized letters of credit expended in the previous year.

Financing Activities

Net cash used in financing activities decreased by $15.4 million to $9.7 million for the fiscal year ended February 29, 2016, compared to net cash used by financing activities of $25.1 million in the fiscal year ended February 28, 2015. The change in cash associated with our financing activities in the fiscal year ended February 29, 2016 was primarily due to reduced payments on our ABL.

Net cash associated with financing activities changed by $66.5 million to a use of $25.1 million for fiscal year 2015, compared to net cash provided by financing activities of $41.4 million in fiscal year 2014. The change in cash associated with our financing activities in the fiscal year ended February 28, 2015 was primarily due to reduced borrowings in fiscal year 2015.

Capital Expenditures

Cash capital expenditures, including $0.7 million of deferred stripping and $0.9 million of capitalized software, increased $3.1 million to $28.4 million in the fiscal year ended February 29, 2016, compared to $25.2 million in the fiscal year ended February 28, 2015. We also purchased an additional $15.9 million of assets of which $10.0 million was in accounts payable at year end and $5.9 million directly financed. Total cash and non cash capital expenditures were $44.3 million in fiscal year end 2016, compared to $30.0 million for fiscal year end 2015. This increase was a result of higher spending on manufacturing and other plant related equipment.

Cash capital expenditures increased $8.0 million to $25.2 million in fiscal year 2015, compared to $17.2 million in fiscal year 2014. This increase was a result of higher spending on manufacturing and other plant related equipment.

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

The RCA bears interest, at our option, at rates based upon LIBOR plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. At February 29, 2016, the weighted average interest rate on the RCA was 6.64%. The Term Loans bear interest, at our option, at rates based upon LIBOR plus a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

Effective August 31, 2015, we obtained an amendment to the Credit Facility which allowed (i) certain assets to be added to a schedule of permitted asset sales and dispositions, and (ii) permitted the Company to incur additional capital expenditures equal to the unrestricted net cash proceeds received from the asset sales permitted under the terms of the Credit Agreements, as amended.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless we refinance our Secured Notes due 2018 by such date and will mature on June 2, 2018 unless we refinance our Notes by June 1, 2018.

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block was initially $20.0 million but reduces to $10.0 million if we achieve a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if we achieve such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00:1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction. The Company achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1.00 to 1.00 as of the end of the fiscal quarters ended August 31, 2015 and November 30, 2015. As a result, the availability block was reduced to $0.0 million at February 29, 2016.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. As of February 29, 2016, we had $16.7 million of letters of credit outstanding under the sub-facility. We classify borrowings under the RCA as current due to the nature of the agreement.

As of February 29, 2016, the Company may redeem the Term Loans at Par.

As of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. As of February 29, 2016, we were required to have a minimum trailing twelve-month EBITDA, as defined in the credit agreement, of at least $64.0 million. Commencing with the fiscal quarter ending May 31, 2017, we will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.

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

As of February 29, 2016, we were in compliance with all of our covenant requirements through that date.

11% Notes due 2018

In August 2010, we sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In connection with the issuance of the Notes, we incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through the September 1, 2018 maturity date.

     We may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Year	Percentage

September 1, 2015 - August 31, 2016	102.75%
September 1, 2016 and thereafter	100.00%

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

13% Secured Notes due 2018

In March 2012, we sold $265 million aggregate principal amount of the Secured Notes. Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15.  We will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. We used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses.  The Secured Notes will mature on March 15, 2018.

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

For the interest period commencing on March 15, 2015, we elected to increase the cash interest portion to 6.0% and reduce the Payment-In-Kind ("PIK") interest portion to 7.0%. PIK interest accrued as of February 29, 2016 and February 28, 2015 was $9.5 million and $10.4 million, respectively, and it was recorded as a long-term obligation in other noncurrent liabilities. On March 3, 2016, we notified the trustee of our Secured Notes that we have selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2016 in the form of a 12% cash payment and 0% payment in kind, which represents $42.7 million of cash and $0.0 million of interest, respectively, for the same 12-month period. At February 29, 2016, the inception-to-date PIK interest was $89.9 million ($80.4 million was recorded as an increase of the Secured Notes and $9.5 million was recorded as a long-term obligation in other noncurrent liabilities).

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. We made a 12-Month Cash Election for and in respect to the 12-month period beginning on March 15, 2016 and therefore, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.

The Secured Notes are redeemable, in whole or in part, at the redemption prices specified as follows:

Year	Percentage

March 15, 2016 - March 14, 2017	103.25%
March 15, 2017 and thereafter	100.00%

In addition, we may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. We will be required to redeem certain portions of the Secured Notes for tax purposes on September 15, 2017.

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

Land, equipment and other obligations

We have various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  We incurred $5.9 million and $0.5 million of new obligations under various financing arrangements related to equipment, assets and other in the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

Obligations include loans of $4.9 million and $5.8 million as of February 29, 2016 and February 28, 2015, respectively, secured by certain facilities with interest rates of 3.5% as of February 29, 2016 and February 28, 2015.

We have various arrangements for the lease of machinery and equipment in the amount of $2.0 million and $2.8 million as of February 29, 2016 and February 28, 2015, respectively, which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if we were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Debt and Contractual Obligations

The following table presents, as of February 29, 2016, our debt repayments, interest payments and our obligations and commitments to make future payments under contracts and contingent commitments:

(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
RCA	$—	$—	$—	$—	$—	$—	$—
Term Loans (1)	71,575	—	—	71,575	—	—	—
11.0% Senior notes due 2018	250,000	—	—	250,000	—	—	—
13.0% Senior secured notes due 2018 (2)	355,713		54,407	301,306	—	—	—
Land, equipment and other obligations	9,278	2,231	2,289	2,317	1,403	1,038	—
Obligations under capital leases	2,042	924	599	370	145	4	—
Interest payments (3)	181,242	78,422	75,869	26,730	143	78	—
Operating leases	9,169	2,137	1,504	1,072	846	625	2,985
Pensions (4)	5,745	562	577	577	583	585	2,861
Purchase commitments (5)	13,750	8,020	2,716	1,711	1,141	162	—
Total contractual obligations	$898,514	$92,296	$137,961	$655,658	$4,261	$2,492	$5,846

(1)	The Term Loans includes an additional $1.6 million of fees due upon maturity and is recorded as part of Other Noncurrent Liabilities.

(2)
We elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2016 in the form of a 12% cash payment and no PIK. In addition, there is $10.4 million of PIK through March 15, 2016, of which $9.5 million was accrued as part of Other Noncurrent Liabilities as of February 29, 2016.

(3)
Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of February 29, 2016 and may differ from actual results. These estimated payments are based upon a number of assumptions which will likely change and as a result actual payments may differ from estimates.

(4)	Amounts represent estimated future benefit payments related to our defined benefit plans and amount in "Thereafter" column is for years 2022 - 2026.

(5)	Amounts represent future payments under a number of forward contracts entered into by us for the purchase of natural gas, electricity and diesel fuel as of February 29, 2016.

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

Prior to January 31, 2016, we also maintained a captive insurance company, RSIC, for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage.  We maintain a Collateral Trust Agreement with an insurer related to the deductible portion of our liability coverage. The total amount of collateral provided was recorded as part of restricted cash in the amount of $15.5 million as of February 29, 2016 and February 28, 2015, in our Consolidated Balance Sheets. Reserves for retained losses, which are recorded in accrued liabilities in the accompanying Consolidated Balance Sheets, were approximately $16.0 million and $15.5 million as of February 29, 2016 and February 28, 2015, respectively. Exposures for prior periods are covered by pre-existing insurance policies. Included in other noncurrent assets, is approximately $7.0 million in the fiscal year ended February 29, 2016 for recoverable amounts from insurance companies for claims in excess of deductible amounts. Liabilities associated with amounts that are recoverable from insurance companies of approximately $7.0 million were recorded in other noncurrent liabilities in our Consolidated Balance Sheets.

Off Balance Sheet Arrangements

From time to time in the ordinary course of business , we provide letters of credit. Letters of credit bear interest and fees between 3.50% and 4.25%. We have secured outstanding letters of credit of $16.7 million under our $20.0 million RCA and $1.1 million of unsecured letters of credit at February 29, 2016, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

On December 15, 2014, we entered into an arrangement to lease our precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of our Board of Directors and stock holder, James W. Van Buren, who is the principal of the entity ("the Lessee"). Under the arrangement, we lease approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment valued at $3.2 million and will allow the use of applicable patents, trade names and websites. The annual base rent, which we believe is below market, begins at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Lessee will also pay applicable taxes, licenses, and certification fees. We also sold approximately $0.6 million of inventory, at cost, to the Lessee.

We own a partnership interest in Means to Go, LLC, a plane leasing arrangement and may be liable for up to $3.3 million in debt in the event of a bankruptcy in the partnership.

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
On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, “Nature of Operations and Summary of Significant Accounting Policies” as reported in our notes to our financial statements for the fiscal year ended February 29, 2016 included elsewhere in this Annual Report on Form 10-K.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. As of February 29, 2016 and February 28, 2015, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy. We completed the sale of certain non-core operations during the fiscal years ended February 29, 2016 and February 28, 2015 for which we allocated approximately $5.6 million and $0.8 million of goodwill, respectively.

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

We completed the sale of certain non-core operations during the fiscal years ended February 29, 2016 and February 28, 2015 for which it allocated approximately $0.6 million and $0.1 million of trademarks respectively.

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

Revenue Recognition

We recognize revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 29, 2016 and February 28, 2015, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the Consolidated Balance Sheets.

We generally recognize revenue on the sale of construction materials and concrete products,when the customer takes title and assumes risk of loss. Typically, this occurs when products are shipped.

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

Self-Insurance

The Company is self-insured for Pennsylvania workers’ compensation, subject to specific retention levels.  Self-insurance costs and the deductible amount of insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We consider an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. The Company is aligned into three regions, the Eastern Region, which includes Lancaster, Pennsylvania, and Northeastern Pennsylvania, the Western Region, which includes Central Pennsylvania, Chambersburg, Shippensburg, and Gettysburg Pennsylvania and the Northern Region, which includes Buffalo, New York and the Port of Buffalo. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business, include two asset groups distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. During the fiscal year ended February 28, 2014, we recorded an impairment of property, plant and equipment of $5.3 million related to the closing of our Wescosville location. During the fiscal year ended February 28, 2015, we recorded an impairment of property, plant and equipment of $1.4 million related to the closing of our Towanda CSC and Block location, $2.1 million related to the closing of our Towanda and Sheshequin locations, and $0.2 million related to the closing of our Harrisburg location.

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

Commodity Price Risk

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels, electricity and natural gas for production of hot mix asphalt and ready mixed concrete, and diesel fuel for distribution and production-related vehicles. We attempt to limit our exposure to changes in commodity prices by putting sales price escalators in place for most public contracts, and we aggressively seek to obtain escalators on private and commercial contracts.

Interest Rate Risk

We are subject to interest rate risk in connection with our floating rate borrowings under our indebtedness.  As of February 29, 2016, we had no in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates.  Each change of 1.00% in interest rates would result in an approximate $0.7 million change in our annual interest expense in total on the Credit Facilities.  Any debt we incur in the future could also bear interest at floating rates.

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

We have audited the accompanying consolidated balance sheets of New Enterprise Stone & Lime Co., Inc. and its subsidiaries, as of February 29, 2016 and February 28, 2015 and the related consolidated statements of comprehensive loss, changes in equity (deficit), and cash flows for each of the three years in the period ended February 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Enterprise Stone & Lime Co., Inc. and its subsidiaries at February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
May 23, 2016

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)	February 29, 2016	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$40,561	$13,293
Restricted cash	22,711	17,177
Accounts receivable, net of reserves of $3,742 and $4,564, respectively	48,296	49,901
Inventories	103,363	102,206
Deferred income taxes	—	2,630
Other current assets	7,054	8,885
Assets held for sale	5,558	8,517
Total current assets	227,543	202,609
Property, plant and equipment, net	307,421	310,274
Goodwill	81,492	87,132
Other intangible assets, net	17,365	18,933
Other noncurrent assets	28,263	31,422
Total assets	$662,084	$650,370
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$3,155	$8,528
Accounts payable — trade	33,481	15,652
Accrued liabilities	69,671	64,880
Total current liabilities	106,307	89,060
Long-term debt, less current maturities	673,518	650,267
Deferred income taxes	20,913	28,727
Other noncurrent liabilities	46,744	46,274
Total liabilities	847,482	814,328
Commitments and contingencies (Note 17)
Deficit
Common stock, Class A, voting, $1 par value. Authorized 30,000 shares; issued and outstanding 500 shares.	1	1
Common stock, Class B, nonvoting, $1 par value. Authorized 750,000 shares; issued and outstanding 273,285 shares.	273	273
Accumulated deficit	(312,510)	(290,887)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,196)	(2,119)
Total New Enterprise Stone & Lime Co., Inc. deficit	(187,470)	(165,770)
Noncontrolling interest in consolidated subsidiaries	2,072	1,812
Total deficit	(185,398)	(163,958)
Total liabilities and deficit	$662,084	$650,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Year Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Revenue
Construction materials	$318,253	$334,825	$354,549
Heavy/highway construction	255,301	253,814	252,310
Traffic safety services and equipment	78,377	73,191	74,786
Total revenue	651,931	661,830	681,645
Cost of revenue (exclusive of items shown separately below)
Construction materials	197,361	236,087	260,474
Heavy/highway construction	246,914	247,507	242,442
Traffic safety services and equipment	60,800	57,149	59,661
Total cost of revenue	505,075	540,743	562,577
Depreciation, depletion and amortization	41,886	44,741	48,792
Asset impairment	193	5,249	7,636
Selling, administrative and general expenses	50,709	57,887	78,309
Gain on disposals of property, equipment and software	(5,097)	(1,065)	(891)
Operating income (loss)	59,165	14,275	(14,778)
Interest income	185	189	407
Interest expense	(85,552)	(81,828)	(86,871)
Loss before income taxes	(26,202)	(67,364)	(101,242)
Income tax benefit	(5,131)	(4,886)	(9,099)
Net loss	(21,071)	(62,478)	(92,143)
Less: Net income attributable to noncontrolling interest	(552)	(713)	(1,256)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(21,623)	(63,191)	(93,399)
Other comprehensive income (loss)
Unrealized actuarial (losses) gains and amortization of prior service costs, net of income taxes	(77)	(144)	447
Comprehensive loss	(21,148)	(62,622)	(91,696)
Less: Comprehensive income attributable to noncontrolling interest	(552)	(713)	(1,256)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(21,700)	$(63,335)	$(92,952)

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(21,071)	$(62,478)	$(92,143)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	41,886	44,741	48,792
Asset impairment	193	5,249	7,636
Gain on disposals of property, equipment and software	(5,097)	(1,065)	(891)
Non-cash payment-in-kind interest accretion	20,501	22,352	23,649
Amortization and write-off of debt issuance costs	5,040	4,328	14,014
Deferred income taxes	(5,185)	(4,978)	(8,880)
Bad debt expense	569	1,415	2,876
Changes in assets and liabilities:
Accounts receivable	1,036	10,003	(11,923)
Inventories	(1,229)	7,037	10,468
Other assets	799	(1,661)	(125)
Accounts payable	7,779	(8,598)	1,338
Other liabilities	5,740	4,382	6,753
Net cash provided by operating activities	50,961	20,727	1,564
Cash flows from investing activities
Capital expenditures	(27,493)	(24,543)	(17,134)
Capitalized software	(858)	(672)	(73)
Proceeds from sale of property and equipment	18,619	4,518	2,803
Change in cash value of life insurance	1,249	(114)	3,203
Change in restricted cash	(5,534)	14,607	(17,412)
Net cash used in investing activities	(14,017)	(6,204)	(28,613)
Cash flows from financing activities
Proceeds from revolving credit	—	—	283,302
Repayment of revolving credit	—	—	(285,202)
Repayments of short-term borrowings	(5,873)	(16,540)	—
Proceeds from issuance of long-term debt	—	—	155,591
Repayment of long-term debt and other obligations	(3,511)	(8,250)	(97,627)
Debt issuance costs	—	(332)	(12,607)
Distribution to noncontrolling interest	(292)	—	(2,050)
Net cash (used in) provided by financing activities	(9,676)	(25,122)	41,407
Net increase (decrease) in cash and cash equivalents	27,268	(10,599)	14,358
Cash and cash equivalents
Beginning of fiscal year	13,293	23,892	9,534
End of fiscal year	$40,561	$13,293	$23,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)

(In thousands)	Common Stock, Class A	Common Stock, Class B	Accumulated Deficit	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total New Enterprise Stone & Lime Co., Inc. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, February 28, 2013	$1	$273	$(134,297)	$126,962	$(2,422)	$(9,483)	$1,893	$(7,590)
Net (loss) income	—	—	(93,399)	—	—	(93,399)	1,256	(92,143)
Pension adjustment, net of tax of $249	—	—	—	—	447	447	—	447
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,050)	(2,050)
Balance, February 28, 2014	1	273	(227,696)	126,962	(1,975)	(102,435)	1,099	(101,336)
Net (loss) income	—	—	(63,191)	—	—	(63,191)	713	(62,478)
Pension adjustment, net of tax of $101	—	—	—	—	(144)	(144)	—	(144)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—
Balance, February 28, 2015	1	273	(290,887)	126,962	(2,119)	(165,770)	1,812	(163,958)
Net (loss) income	—	—	(21,623)	—	—	(21,623)	552	(21,071)
Pension adjustment, net of tax of $53	—	—	—	—	(77)	(77)	—	(77)
Distribution to noncontrolling interest	—	—	—	—	—	—	(292)	(292)
Balance, February 29, 2016	$1	$273	$(312,510)	$126,962	$(2,196)	$(187,470)	$2,072	$(185,398)
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

Principles of Consolidation

The accompanying Consolidated Financial Statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. The companies in the consolidated group as of the fiscal years ended February 29, 2016 and February 28, 2015 include New Enterprise Stone & Lime Co., Inc.; Gateway Trade Center Inc.; EII Transport Inc.; Protection Services Inc.; Work Area Protection Corp.; SCI Products Inc.; ASTI Transportation Systems, Inc.; Precision Solar Controls Inc.; Rock Solid Insurance Company; Kettle Creek Partners GP, LLC; Kettle Creek Partners L.P; and NESL, II, LLC.

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

Related Party Transactions

South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company’s corporate headquarters in New Enterprise, PA. The Company entered into the lease agreements for these facilities on February 28, 2003. The original lease terms for both leases end on May 31, 2023 and the Company has one 5-year option to extend each lease. For the fiscal years ended 2016, 2015 and 2014, the annual base rents were $0.3 million and $1.2 million for the Roaring Spring, PA and New Enterprise, PA office buildings respectively. The annual base rents for the Roaring Spring, PA and New Enterprise, PA office buildings may be reset to a fair market rate, as defined in the agreements.

On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stockholder, James W. Van Buren, who is the principal of MacInnis Group, LLC ("the Lessee"). Under the arrangement, the Company leased approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment with a net book value of approximately $3.2 million and will allow the use of applicable patents, trade names and websites. The annual base rent began at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Lessee is responsible for applicable taxes, licenses, and certification fees. The Company purchased $1.1 million of precast/prestressed beams and related services from MacInnis Group, LLC for the 12 months ended February 29, 2016. The Company received rental payments, provided transition services and sold stone and ready mixed concrete in the amount of $2.6 million and $1.1 million to MacInnis Group, LLC for fiscal year end February 29, 2016 and February 28, 2015, respectively. There were $0.0 million in receivables from and payables to MacInnis Group, LLC as of February 29, 2016 and February 28, 2015.

The Company paid $0.1 million during both the fiscal years ended February 29, 2016 and February 28, 2015, in consulting fees to Larry R. Webber, a director of the Company, per a management consulting agreement.
On February 12, 2015, the Company sold miscellaneous land in Canoe Creek, Pennsylvania for $0.5 million to Donald L. Detwiler, a director/stockholder of the Company, Vice Chairman of the Board and Executive Committee member.

Investments in entities in which the Company has an ownership interest of 50% or less are accounted for under the equity method. Investments in affiliated companies include a 12.6% membership interest in Means To Go, LLC as of February 29, 2016 and February 28, 2015. In conjunction with the Company’s 12.6% ownership in Means to Go, LLC, the Company entered into an aircraft lease agreement which expired on December 31, 2011 and is renewed from time to time. The Company is obligated to make payments of $0.1 million annually during this period to cover projected minimal fixed charges of operating the aircraft and capital contributions. The Company has provided a letter of credit in the amount of $1.1 million in relation to its obligation as a member of Means to Go, LLC. Additionally, the Company is obligated to pay Bun Air Corp $0.1 million annually to cover fixed charges of operating the aircraft and an hourly charge for use of the aircraft which is based on the variable costs of operating such aircraft. Certain shareholders of the Company are owners of Bun Air Corp.

Reclassifications

Certain items previously reported in prior period financial statement captions have been conformed to agree with the current presentation. The expenses associated with certain benefit programs previously disclosed within the Pension and profit sharing caption have been reclassified to the Cost of revenue and to the Selling, administrative and general captions in the Condensed Consolidated Statements of Comprehensive Loss in the amounts of $6.3 million and $0.4 million, for the fiscal year ended February 29, 2016, $5.4 million and $0.7 million, for the fiscal year ended February 28, 2015 and $6.2 million and $1.0 million, for the fiscal year ended February 28, 2014, respectively. The reclassification had no effect on Operating income, Comprehensive Loss within the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statement of Cash Flows, or the Condensed Consolidated Balance Sheets.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  The Company places its cash and temporary investments with high-quality financial institutions.  At times, such balances and investments may be in excess of federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and restricted cash.  The Company conducts business with various governmental entities within the Commonwealth of Pennsylvania.  These entities include PennDOT, the Pennsylvania Turnpike Authority and various townships, municipalities, school districts and universities within Pennsylvania. The Company had $6.9 million and $4.5 million of accounts receivable from these governmental entities as of February 29, 2016 and February 28, 2015, respectively.  The Company has not experienced any material losses with these governmental agencies and does not believe it is exposed to any significant credit risk on the outstanding accounts receivable balances.

Direct sales to PennDOT and the Pennsylvania Turnpike Authority were $298.6 million for the fiscal year ended February 29, 2016 which represents more than 10% of our revenues. Sales to PennDOT of $138.1 million and $172.0 million represented more than 10% of our revenues, in the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item. Provision for depreciation is generally computed over estimated service lives using the straight-line method.

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

The Company capitalizes interest on self constructed assets that have a period of completion greater than 12 months. The self constructed assets are generally higher dollar value projects. There was no interest capitalized on construction in progress projects during the fiscal years ended February 29, 2016, February 28, 2015 and 2014.

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

Our annual goodwill impairment analysis takes place at fiscal year end. As of February 29, 2016 and February 28, 2015, the estimated fair value of each of the reporting units was in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required. The inputs used within the fair value measurements were categorized within Level 3 of the fair value hierarchy. The Company completed the sale of certain operations during the fiscal years ended February 29, 2016 and February 28, 2015 for which it allocated approximately $5.6 million and $0.8 million of goodwill, respectively.

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

The Company completed the sale of certain operations during the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 for which it allocated approximately $0.6 million, $0.1 million and $0.1 million of trademarks, respectively.

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

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of February 29, 2016 and February 28, 2015, such amounts are included in accounts receivable (Note 3, “Accounts Receivable”) and accrued liabilities (Note 8, “Accrued Liabilities”), respectively, in the Consolidated Balance Sheets.

The Company generally recognizes revenue on the sale of construction materials when the customer takes title and assumes risk of loss. Typically, this occurs when products are shipped.

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

Self-Insurance

The Company is self-insured for Pennsylvania workers’ compensation, subject to specific retention levels.  Self-insurance costs and the deductible amount of insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows.The Company is aligned into three regions, the Eastern Region, which includes Lancaster, Pennsylvania, and Northeastern Pennsylvania, the Western Region, which includes Central Pennsylvania, Chambersburg, Shippensburg, and Gettysburg Pennsylvania and the Northern Region, which includes Buffalo, New York and the Port of Buffalo. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

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

The Company concluded the sale of its Block manufacturing and Construction Supply Center ("CSC") operations at its New Holland, PA location on March 14, 2014 for approximately $8.9 million. In addition to the sale of the Block manufacturing and CSC facilities at its New Holland, PA location, the sale agreement contained certain non-compete provisions which required the Company to close similar facilities at its Wescosville location as of the settlement date. As a result, the Company recorded impairments related to certain assets of $.6 million, $5.3 million, $1.1 million and $0.1 million for inventory, fixed assets, goodwill and intangibles assets, respectively. The Company provided $4.1 million of the proceeds on the sale of the New Holland assets to the trustee of the $265.0 million 13% senior secured notes due 2018 ("the Secured Notes") of which $0.1 million of cash was held by the trustee and is recorded in restricted cash on the Consolidated Balance Sheet as of February 28, 2015. The gain on the sale of the New Holland assets was approximately $0.2 million in fiscal year 2015. The were no assets held for sale at New Holland at fiscal year ended February 28, 2015.

The Company completed the sale of certain properties at its Wescosville, PA location on December 24, 2014 for approximately $1.8 million in gross proceeds and recorded an additional impairment loss of $0.5 million in fiscal year 2015. Assets held for sale at Wescosville, PA were $4.9 million and $2.8 million as of February 29, 2016 and February 28, 2015, respectively. The Company expects to complete the sale of the remaining Wescosville, PA assets during the fiscal year ending February 28, 2017, however the sale of these assets requires certain regulatory approvals that could delay the sale beyond February 28, 2017.

During fiscal year 2015, the Company classified its aggregate, hot mix asphalt and ready mixed concrete operations at its Sheshequin, PA and Towanda, PA locations as assets held for sale. The Company recorded impairments of $2.2 million, $0.8 million, and $0.1 million related to fixed assets, goodwill, and intangible assets, respectively. The Company had $4.4 million of these assets classified as held for sale at February 28, 2015. The Company concluded the sale of these assets on April 9, 2015 for $3.4 million.

During fiscal year 2015, the Company also completed the sale of other non-core operations for approximately $1.2 million, which included recording asset impairment of approximately $1.5 million related to equipment and inventory.

During fiscal year 2016, the Company sold various parcels of land for $5.7 million in cash and recognized a gain of approximately $3.9 million. In addition, on September 1, 2015 the Company completed the sale of our Naginey operations for $9.9 million in cash, $1.0 million of deferred purchase price and the assumption of $0.3 million of liabilities. The Company recognized a gain of approximately $0.6 million on the sale.

At February 29, 2016, the Company maintains approximately $0.7 million of other non-core properties and office buildings as assets held for sale. The Company recorded $0.2 million of impairments on those assets as of February 29, 2016.

The Company's assets held for sale as of February 29, 2016 and of February 28, 2015 consist of the following:

(in thousands)	February 29, 2016	February 28, 2015*
Inventory	$—	$961
PP&E, net of impairment	5,558	7,556
	$5,558	$8,517

*Liabilities related to assets held for sale at Sheshequin and Towanda were $0.0 million and $1.1 million as of February 29, 2016 and February 28, 2015, respectively and classified as part of "Accrued Liabilities" in the Consolidated Balance Sheet.

Restructuring

The Company initiated, during the fiscal year ended February 28, 2014, a cost savings and operational efficiency plan (the “Plan”).  The Plan focused on headcount reductions, price increases, operational efficiencies, and administrative savings.  The Company has realigned its current divisional structure by combining Lancaster, Pennsylvania and Northeastern Pennsylvania into its Eastern Region, combining its Central Pennsylvania, Chambersburg, Shippensburg and Gettysburg Pennsylvania into its Western Region, and streamlining its New York region. The Company has also consolidated its heavy/highway construction operations. This has resulted in modification of the senior level organizational structure which the Company has reduced costs, streamlined responsibilities and decision making and driven best practices and efficiencies across the organization. The Plan was substantially completed by February 28, 2015.

The restructuring activities for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 resulted in pre-tax charges of approximately $0.0 million, $7.5 million and $7.1 million, respectively, During the fiscal year ended February 28, 2015 restructuring costs comprised of approximately $1.4 million for severance and related benefit costs and approximately $6.1 million in outside advisory services related to the implementation of the Plan. During the fiscal year ended February 28, 2014 restructuring costs were comprised of approximately $3.7 million for severance and related benefit costs and approximately $3.4 million in outside advisory services related to the implementation of the Plan. These expenses were recorded in selling, administrative and general expenses. The Company incurred approximately $14.6 million since the inception of the Plan through February 29, 2016.

The following table presents changes to Accrued restructuring:

(In thousands)	February 29, 2016	February 28, 2015
Beginning balance	$1,461	$1,300
Additional accruals recorded	—	7,507
Payments on restructuring charges	(1,461)	(7,346)
Ending balance	$—	$1,461

Accrued restructuring liability is included as part of "Other" in Note 8, "Accrued Liabilities" for fiscal year end February 29, 2016 and February 28, 2015.

Recently Issued and Adopted Accounting Standards

In January 2016 the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of current guidance on the recognition, measurement and disclosure of financial instruments. Among other changes, this ASU requires most equity investments be measured at fair value. Additionally, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for instruments not recognized at fair value in our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. While we are still evaluating the impact of ASU 2016-01, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes-ASU 2015-17 is being issued to align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards ("IFRS"). IAS 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 effective February 29, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of February 29, 2016. No prior periods were retrospectively adjusted.

In September 2015, the FASB Issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments-ASU 2015-16 was issued to require an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. While we are still evaluating the impact of ASU 2015-16, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update). ASU 2015-15 was issued to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods with those fiscal years. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, Health and Welfare Benefit Plans: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. The amendments in all three parts of this Update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. An entity should apply the amendments in Parts I and II retrospectively for all financial statements presented. An entity should apply the amendments on Part III prospectively. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance applies to inventories that are measured using the first-in, first-out (FIFO) or average cost method, but does not apply to inventories that are measured by using the last-in, first-out (LIFO) or retail inventory method. Effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits: Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption of the amendments in this update are permitted. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a note are presented in the balance sheet as a deduction from the related debt liability rather than as a prepaid expense (the amortization of such costs continues to be reported as interest expense). However, this ASU did not address the balance sheet presentation of debt issuance costs  incurred before a debt liability is recognized or associated with revolving debt arrangements, such as our line of credit. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends existing consolidation guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not anticipate that this standard will have a material effect on its Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. This ASU (as later amended) is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company early adopted the provisions of ASU 2014-08 during the fourth quarter of fiscal year 2014. The Company determined that none of its assets held for sale for the fiscal years ended February 29, 2016 and February 28, 2015 met the requirements for discontinued operations.

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

On February 12, 2014, the Company entered into (i) an asset-based revolving credit agreement, among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, PNC Bank, National Association, as issuer, swing loan lender, administrative agent and collateral agent (the “Revolving Credit Agreement” or “RCA”) and a (ii) term loan credit and guaranty agreement, among the Company as borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Cortland Capital Market Services LLC as administrative agent (the “Term Loans”, and together with RCA, the “Credit Facilities”). The Credit Facilities contain certain financial maintenance and other covenants. In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and Secured Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At February 29, 2016, the Company was in compliance with all of its financial covenants.

3.    Accounts Receivable

The Company’s accounts receivable consists of the following:

(In thousands)	February 29, 2016	February 28, 2015
Costs and estimated earnings in excess of billings	$7,728	$7,392
Trade	38,651	39,792
Retainages	5,659	7,281
	52,038	54,465
Allowance for doubtful accounts	(3,742)	(4,564)
Accounts receivable, net	$48,296	$49,901

Costs and estimated earnings in excess of billings related to uncompleted contracts and amounts not processed by governmental agencies.  State and local agencies often require several approvals to process billings or payments and this may cause a lag in payment times.

4.    Inventories

The Company's inventories consist of the following:

(In thousands)	February 29, 2016	February 28, 2015
Crushed stone, agricultural lime and sand	$70,230	$70,112
Safety equipment	14,762	14,187
Parts, tires and supplies	6,855	7,753
Raw materials	9,620	7,980
Building materials	1,167	1,066
Other	729	1,108
	$103,363	$102,206

As of February 29, 2016 and February 28, 2015, inventory of approximately $0.0 million and $1.0 million, respectively, were excluded from the above and included in assets held for sale.

5.    Property, Plant & Equipment

The Company’s property, plant and equipment consists of the following:

(In thousands)	February 29, 2016	February 28, 2015
Limestone and sand acreage	$145,569	$146,293
Land, buildings and building improvements	84,521	87,097
Crushing, prestressing, and manufacturing plants	307,807	305,923
Contracting equipment, vehicles and other	320,450	307,644
Construction in progress	14,884	3,923
Property, plant and equipment	873,231	850,880
Less: Accumulated depreciation and depletion	(565,810)	(540,606)
Property, plant and equipment, net	$307,421	$310,274

Depreciation expense was $37.6 million, $39.6 million and $44.8 million for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.  Included in the contracting equipment, vehicles and other asset category above are capital leases with a cost basis of $21.0 million and $26.3 million as of February 29, 2016 and February 28, 2015, respectively. Included in the accumulated depreciation and depletion category above are accumulated depreciation for capital leases of $14.1 million and $18.8 million as of February 29, 2016 and February 28, 2015, respectively.

Property, plant and equipment excluded from the above and included in assets held for sale consist of:

(in thousands)	February 29, 2016	February 28, 2015
Property, plant and equipment	$5,558	$11,252
Impairment of property, plant and equipment *	—	(3,696)
	$5,558	$7,556
* See Note 1 "Nature of Operations and Summary of Significant Accounting Policies" for further discussion

6.                   Goodwill and Other Intangible Assets

Goodwill

The following tables presents the gross amount of goodwill and accumulated impairment losses by segment:

	February 29, 2016			February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Construction materials	$116,731	$(41,084)	$75,647	$122,371	$(41,084)	$81,287
Traffic safety services and equipment	5,845	—	5,845	5,845	—	5,845
	$122,576	$(41,084)	$81,492	$128,216	$(41,084)	$87,132

See Note 1. "Nature of Operations and Summary of Significant Accounting Policies" for further discussion.

The following table presents the net goodwill activity for the fiscal year ended February 29, 2016:

(In thousands)	February 28, 2015 Net Carrying Amount	Impairment and Other Impairment Losses	Goodwill allocated on sale	February 29, 2016 Net Carrying Amount
Construction materials	$81,287	$—	$(5,640)	$75,647
Traffic safety services and equipment	5,845	—	—	5,845
	$87,132	$—	$(5,640)	$81,492

The following table presents the net goodwill activity for the fiscal year ended February 28, 2015:

(In thousands)	February 28, 2014 Net Carrying Amount	Impairment and Other Impairment Losses	Goodwill allocated on sale	February 28, 2015 Net Carrying Amount
Construction materials	$82,131	$—	$(844)	$81,287
Traffic safety services and equipment	5,845	—	—	5,845
	$87,976	$—	$(844)	$87,132

Goodwill of $5.6 million and $0.8 million in the fiscal years ended February 29, 2016 and February 28, 2015, respectively, were allocated to the sale of certain non-core business operations. The Company made no changes to the allocation of goodwill by reportable segment.

Other Intangible Assets

The Company’s intangible assets consist of the following:

	February 29, 2016			February 28, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,000	$(4,807)	$7,193	$12,000	$(4,207)	$7,793
Technology	600	(313)	287	600	(273)	327
Trademarks	10,701	(816)	9,885	11,364	(551)	10,813
	$23,301	$(5,936)	$17,365	$23,964	$(5,031)	$18,933

Trademarks of $0.6 million and $0.1 million in the fiscal years ended February 29, 2016 and February 28, 2015 were allocated to the sale of certain non-core business operations. The aggregate amortization expense related to amortizable intangible assets was $0.9 million in each of the fiscal years ended February 29, 2016, February 28, 2015, and February 28, 2014 and recorded as part of depreciation, depletion and amortization expense.

The estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In thousands)
2017	$899
2018	899
2019	899
2020	899
2021	899
Thereafter	12,870
$17,365

7.    Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

(In thousands)	February 29, 2016	February 28, 2015
Deferred financing fees (less current portion of $1,919 and $2,905, respectively)	$7,081	$10,314
Capitalized software (net of accumulated amortization of $4,625 and $3,364, respectively)	7,150	7,553
Cash value of life insurance (net of loans of $0 and $3,035 respectively)	—	1,249
Deferred stripping costs	5,017	4,514
Other	9,015	7,792
Total other noncurrent assets	$28,263	$31,422

The amortization expense related to capitalized software was $1.3 million and $1.2 million for the fiscal years ended February 29, 2016 and February 28, 2015, respectively, and recorded as part of depreciation, depletion and amortization expense. The amortization expense related to deferred stripping was $0.2 million and $0.9 million for the fiscal years ended February 29, 2016 and February 28, 2015, respectively, and was recorded as part of depreciation, depletion and amortization expense.

8.    Accrued Liabilities

The Company’s accrued liabilities consist of the following:

(In thousands)	February 29, 2016	February 28, 2015
Interest	$25,578	$23,408
Insurance	24,732	24,565
Payroll and vacation	6,385	5,805
Withholding taxes	173	858
Billings in excess of costs and estimated earnings on uncompleted contracts	3,504	3,082
Contract expenses *	1,684	2,676
Other	7,615	4,486
Total accrued liabilities	$69,671	$64,880

* Included within contract expenses is $0.6 million and $1.5 million of provision for loss contracts as of February 29, 2016 and February 28, 2015, respectively.

9.    Long-Term Debt

The Company’s long-term debt consists of the following:

(In thousands)	February 29, 2016	February 28, 2015
RCA ($80.6 and $27.3 million available as of February 29, 2016 and February 28, 2015, respectively), interest rate of 6.25% at fiscal year end 2016 and 2015	—	5,873
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	345,353	323,956
Term Loans, interest rate of 8% at February 29, 2016 and February 28, 2015	70,000	70,000
Land, equipment and other obligations	11,320	8,966
Total debt	676,673	658,795
Less: Current portion	(3,155)	(8,528)
Total long-term debt	$673,518	$650,267

RCA and Term Loans

On February 12, 2014, the Company entered into the RCA providing for revolving credit loans and letters of credit in an aggregate principal amount up to $105.0 million and the Term Loans providing for term loans in the aggregate principal amount of $70.0 million. The Company utilized the proceeds from borrowings under the Credit Facilities to repay amounts outstanding under, and terminate the previous ABL Facility.

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The weighted average interest rate on the RCA was 6.64% and 6.96% as of February 29, 2016 and February 28, 2015, respectively. The Term Loans bear interest, at the Company’s option, at rates based upon LIBOR plus a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%.

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

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block was initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0 if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00 to 1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction. The Company achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1.00 to 1.00 as of the end of the fiscal quarters August 31, 2015 and November 30, 2015. As a result, the availability block was reduced to $0.0 million at February 29, 2016.

The RCA includes a $20.0 million letter of credit sub-facility and a $10.5 million swing loan sub-facility for short-term borrowings. We classify borrowings under the RCA as current due to the nature of the agreement.

As of February 29, 2016 the Company may redeem the Term Loans at Par.

As of the end of each fiscal quarter, the Company is required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. As of February 29, 2016, the Company was required to have a minimum trailing twelve-month EBITDA, as defined in the credit agreement, of at least $64.0 million. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.

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

As of February 29, 2016, the Company was in compliance with all of its covenant requirements.

11% Notes due 2018

In August 2010, the Company sold $250.0 million aggregate principal amount of the Notes.  Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year.  The proceeds from the issuance of Notes were used to pay down debt.  In connection with the issuance of the Notes, the Company incurred costs of approximately $8.3 million which were deferred and are being amortized on the effective interest method through September 1, 2018 maturity date.

On or after September 1, 2015, the Company was permitted to redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Year	Percentage

September 1, 2015 - August 31, 2016	102.75%
September 1, 2016 and thereafter	100.00%

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

13% Secured Notes due 2018

In March 2012, the Company sold $265.0 million aggregate principal amount of the Secured Notes. Interest on the Secured Notes is initially payable at 13.0% per annum, semi-annually in arrears on March 15 and September 15.  The Company will make each interest payment to the holders of record of the Secured Notes as of the immediately preceding March 1 and September 1. The Company used the proceeds from this offering to repay certain existing indebtedness and to pay related fees and expenses. The Secured Notes are scheduled to mature on March 15, 2018.

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

For the interest period commencing on March 15, 2015, the Company elected to increase the cash interest portion to 6.0% and reduce the PIK interest portion to 7.0%. PIK interest accrued as of February 29, 2016 and February 28, 2015 was $9.5 million and $10.4 million, respectively, and was recorded as a long-term obligation in other noncurrent liabilities. On March 3, 2016 the Company notified the trustee of its Secured Notes that it had selected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2016 in the form of a 12% cash payment and 0% payment in kind, which represents $42.7 million of cash and $0.0 million of interest, respectively, for the same 12-month period. At February 29, 2016, the inception-to-date PIK interest was $89.9 million ($80.4 million was recorded as an increase of the Secured Notes and $9.5 million as recorded as a long-term obligation in other noncurrent liabilities).

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash. As the Company made a 12-Month Cash Election for and in respect to the 12-month period beginning on March 15, 2016, the same interest rate will apply for and in respect of the 12-month period beginning on March 15, 2017.

The Secured Notes will be redeemable, in whole or in part, at the redemption prices specified as follows:

Year	Percentage

March 15, 2016 - March 14, 2017	103.25%
March 15, 2017 and thereafter	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes on September 15, 2017.

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

Land, equipment and other obligations

The Company has various notes, mortgages and other financing arrangements resulting from the purchase of principally land and equipment.  All loans provide for at least annual payments and are principally secured by the land and equipment acquired.  The Company incurred $5.9 million and $0.5 million of new obligations under various financing arrangements related to equipment, assets and other in the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

Obligations include loans of $4.9 million and $5.8 million as of February 29, 2016 and February 28, 2015, respectively, principally secured by the headquarters of South Woodbury at 3.5% as of February 29, 2016 and February 28, 2015.

The Company has various arrangements for the lease of machinery and equipment in the amount of $2.0 million and $2.8 million as of February 29, 2016 and February 28, 2015, respectively, which qualify as capital leases. These arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease.

Maturity

Our debt matures in each of the succeeding fiscal years and thereafter as follows:

(In thousands)
2017	$3,155
2018	72,888
2019	598,040
2020	1,548
2021	1,042
Thereafter	—
$676,673

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

(In thousands)	February 29, 2016	February 28, 2015
Carrying value (including current maturities)	$676,673	$658,795
Fair value (including current maturities)	632,833	666,678

10. Income Taxes

The components of the U.S. federal and state income tax benefit for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 consisted of:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Current U.S. federal	$—	$—	$—
Current State	54	13	17
Deferred U.S. federal	(743)	(3,617)	(5,488)
Deferred State	(4,442)	(1,282)	(3,628)
Income tax benefit	$(5,131)	$(4,886)	$(9,099)

The detail of (benefit) expense for income taxes and a reconciliation of the statutory to effective tax benefit for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 are as follows:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Federal statutory tax	$(9,559)	$(23,895)	$(35,435)
State taxes, net of federal benefit	(2,849)	378	(8,466)
Depletion	(2,853)	(2,866)	(2,758)
Valuation allowance, net	12,698	21,497	37,032
Other	(2,568)	—	528
Income tax benefit	(5,131)	(4,886)	(9,099)

The effective income tax rate is 19.6% in the fiscal year ended February 29, 2016, compared to 7.2% in the fiscal year ended February 28, 2015 and 8.9% in the fiscal year ended February 28, 2014.

Deferred income taxes arise due to certain items being included in the determination of taxable income in periods different than for financial reporting purposes.  The tax effect of significant types of temporary differences and carry forwards that gave rise to our deferred tax assets and liabilities consist of the following:

(In thousands)	February 29, 2016	February 28, 2015
Deferred tax assets related to
Inventory	$1,533	$1,079
Defined benefit plans	1,954	1,795
Accrued expenses	7,151	5,100
Workers’ compensation	10,036	10,022
Bad debt reserve	1,512	1,894
Reclamation	8,464	8,401
Leases	2,750	3,182
Other	3,973	4,121
Tax loss carryforwards	132,371	124,731
Total deferred tax assets	169,744	160,325
Deferred tax liabilities related to
Depreciable and amortizable assets	(97,021)	(105,438)
Other	(92)	(138)
Total deferred tax liabilities	(97,113)	(105,576)
Less: Valuation allowance	(93,544)	(80,846)
Net deferred tax liabilities	$(20,913)	$(26,097)

Deferred income taxes have been classified in the accompanying Consolidated Balance Sheets as follows:

(In thousands)	February 29, 2016	February 28, 2015
Deferred tax assets - current	$—	$2,630
Deferred tax liabilities - noncurrent	(20,913)	(28,727)
Net deferred tax liabilities	$(20,913)	$(26,097)

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective February 29, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of February 29, 2016. No prior periods were retrospectively adjusted.

In assessing whether the deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized based upon an assessment of both positive and negative evidence as prescribed by applicable accounting guidance. The Company’s cumulative loss in the most recent three-year fiscal year, inclusive of the loss for the fiscal year ended February 29, 2016, represents sufficient negative evidence to require a valuation allowance against certain federal and state deferred tax assets. Although realization is not assured, the Company has concluded that the deferred tax assets, net of valuation allowance, as of February 29, 2016 will be realized. Any change to the determination of the realizability of the net deferred tax assets in the future would be charged to income in the period such determination is made.

During the fiscal year ended February 29, 2016, we increased our valuation allowance by approximately $12.7 million. The increase to the valuation allowance was primarily the result of the current year net operating losses for federal and state tax purposes not meeting the recognition criteria.  As of February 29, 2016 and February 28, 2015 the valuation allowance associated with certain federal net operating losses was $64.4 million and $53.6 million, respectively. As of February 29, 2016 and February 28, 2015 the valuation allowance associated with the state tax jurisdictions was $29.1 million and $27.2 million, respectively.

The Company has U.S. federal net operating losses that will begin to expire in 2028 totaling approximately $276.7 million and $264.9 million as of February 29, 2016 and February 28, 2015, respectively.  The Company has state net operating losses of approximately $367.1 million and $287.6 million as of February 29, 2016 and February 28, 2015, respectively, with various expiration dates from February 2016 to February 2035.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended is as follows:

(In thousands)	February 29, 2016	February 28, 2015
Beginning balance	$4,181	$3,750
Gross increases - current period tax positions	—	431
Gross decreases - prior period tax positions	(431)	—
Ending balance	$3,750	$4,181

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million as of February 29, 2016 and February 28, 2015.

We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.  For the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, interest and penalties accrued were not material.

We file annual tax returns in the various federal, state and local income taxing jurisdictions in which we operate.  These tax returns are subject to examination and possible challenge by the taxing authorities.  Positions challenged by the taxing authorities may be settled or appealed by the Company. The Company’s number of open tax years varies by jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2012.

11. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

(In thousands)	February 29, 2016	February 28, 2015
Reclamation costs (see footnote 13. Asset Retirement Obligations)	$19,116	$18,835
Executive deferred compensation liability (see footnote 12. Retirement and Benefit Programs)	4,989	5,512
PIK accrued interest (see footnote 9. Long-Term Debt)	9,497	10,394
Other	13,142	11,533
Total other noncurrent liabilities	$46,744	$46,274

12.    Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, collectively bargained multiemployer plans, or a noncontributory profit sharing plan.

Multiemployer Pension Plans

The Company participates in several multiemployer pension plans, which provide defined benefits to certain employees covered by labor union contracts.  As of February 29, 2016, approximately 19% of our workforce was covered by collective bargaining agreements.

A summary of the multiemployer plans is as follows:

		Pension Protection Act Zone Status (1)		Contributions by the Company for the period ended (In thousands)			Subject to Financial Improvement Plan
Pension Fund	Identification Number			February 29, 2016	February 28, 2015	February 28, 2014		Surcharge Imposed
		2015	2014
A	25-6029946	Red	Red	$945	$945	$995	Yes	Yes
B	25-1046087	Red	Red	558	453	523	Yes	Yes
C	36-6052390	Green	Green	825	832	349	No	No
D	15-0614642	Yellow	Red	181	280	248	No	No
E	16-0845094	Yellow	Yellow	220	431	176	Yes	No
F	53-0181657	Green	Green	47	38	36	No	No
G	23-6262789	Green	Green	153	176	199	No	No
H	23-6580323	Green	Green	46	37	34	No	No
I	23-6405239	Green	Green	118	114	64	No	No
				$3,093	$3,306	$2,624

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

A.	Western Pennsylvania Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this union expires on January 31, 2019.

B.	Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund. The Collective Bargaining Agreement with this union expires on January 31, 2019.

C.	Central Pension Fund of the International Union of Operating Engineers and Participating Employers. The Collective Bargaining Agreements with this union expires on various dates through 2016 and 2017.

D.	Upstate New York Engineers Benefit Fund Local 17. The Collective Bargaining Agreements with this union expires on various dates through 2017.

E.	Buffalo Laborers Pension Fund Local 210. The Collective Bargaining Agreement with this union expires March 31, 2017.

F.	National Electric Benefit Fund. The Collective Bargaining Agreement with this union expired on December 31, 2014. This contract is currently under cosignatory agreement.

G.	Central Pennsylvania Teamsters. The Collective Bargaining Agreement with this union expires on January 31, 2019.

H.	Laborers Local 158 Health, Welfare & Pension Funds. The Collective Bargaining Agreement with this union expires on April 30, 2016. This contract is currently under negotiation.

I.	542 International Union of Operating Engineers Benefit Funds. The Collective Bargaining Agreement with this union expired on April 30, 2015. This contract is currently under cosignatory agreement.

The Company provided more than 5% of the total contributions to B - Southwestern Pennsylvania and Western Maryland Area Teamsters and Employers Pension Fund during the Plan’s periods ended June 30, 2015, 2014, and 2013.  It did not provide more than 5% of the total contributions for any of the other multiemployer plans.  The contribution amounts were determined by the union contracts and the Company does not administer or control the funds.  However, in the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans’ unfunded vested benefits, the amount of which, if any, has not been determined.  The Company presently has no plans to withdraw from these plans.

Defined Benefit Plans

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts.  The benefits are based on years of service.  The funded status reported on the balance sheets as of February 29, 2016 and February 28, 2015 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis.  Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

The components of net pension expense are as follows for the fiscal years ended:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Net periodic benefit cost
Service cost	$313	$344	$343
Interest cost	373	420	401
Expected return on plan assets	(622)	(602)	(575)
Amortization of prior service cost	52	57	66
Recognized net actuarial loss	216	202	263
Total pension expense	$332	$421	$498
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$398	$504	$(367)
Amortization of prior service cost	(52)	(57)	(66)
Amortization of net actuarial loss	(216)	(202)	(263)
Total recognized in accumulated other comprehensive loss	130	245	(696)
Total recognized net periodic benefit cost and accumulated other comprehensive loss	$462	$666	$(198)

The following table sets forth the plans’ benefit obligation, fair value of plan assets and funded status as follows:

(In thousands)	February 29, 2016	February 28, 2015
Change in benefit obligation
Benefit obligation at beginning of year	$10,922	$10,188
Service cost	313	344
Interest cost	373	420
Actuarial (gain) loss	(838)	511
Benefits paid	(512)	(541)
Benefit obligation at end of year	10,258	10,922
Change in plan assets
Fair value of plan assets at beginning of year	9,144	8,749
Actual return on plan assets	(614)	608
Employer contributions	—	328
Benefits paid	(512)	(541)
Fair value of plan assets at end of year	8,018	9,144
Funded status at end of year	$(2,240)	$(1,778)
Amounts recognized in the balance sheet consist of
Other noncurrent assets	$—	$—
Other noncurrent liabilities	(2,240)	(1,778)
Net amount recognized	$(2,240)	$(1,778)

The accumulated benefit obligation for the plans was $10.3 million and $10.9 million as of February 29, 2016 and February 28, 2015, respectively.

The amounts in accumulated other comprehensive loss that have not yet been recognized as a component of net period benefit cost are as follows:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Unrecognized net actuarial losses	$3,526	$3,344	$3,041
Unrecognized prior service costs	213	264	322
	$3,739	$3,608	$3,363

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost related to unrecognized net actuarial losses and prior service costs during fiscal year ending February 28, 2017 is approximately $0.3 million.

Weighted average assumptions used to determine benefit obligations were as follows:

	February 29, 2016	February 28, 2015	February 28, 2014
Discount rate	4.00%	3.50%	4.25%
Expected return on plan assets	7.00%	7.00%	7.00%

Weighted average assumptions used to determine net periodic pension expense were as follows:

	February 29, 2016	February 28, 2015	February 28, 2014
Discount rate	3.50%	4.25%	4.00%
Expected return on plan assets	7.00%	7.00%	7.00%

The Company’s overall expected long-term rate of return on assets is 7.00%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

The asset allocations of the plans were as follows:

	February 29, 2016		February 28, 2015
Asset class	Target	Actual	Target	Actual
Equity securities	60%	60%	60%	61%
Debt securities	40%	40%	40%	39%
	100%	100%	100%	100%

The plans’ investments measured at fair value on a recurring basis, along with their hierarchy level were as follows:

	Fair Value Measurement Using
(In thousands)	February 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$254	$254	$—	$—
Fixed income pooled funds	2,213	—	2,213	—
Fixed income mutual funds	737	737	—	—
Equity pooled funds	3,445	—	3,445	—
Equity mutual funds	188	188	—	—
International equity pooled funds	627	—	627	—
International equity mutual funds	554	554	—	—
	$8,018	$1,733	$6,285	$—

	Fair Value Measurement Using
(In thousands)	February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$232	$232	$—	$—
Fixed income pooled funds	2,459	—	2,459	—
Fixed income mutual funds	826	826	—	—
Equity pooled funds	4,037	—	4,037	—
Equity mutual funds	247	247	—	—
International equity pooled funds	707	—	707	—
International equity funds	636	636	—	—
	$9,144	$1,941	$7,203	$—

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

The Company does not expect to make contributions to the plans during the fiscal year ending February 28, 2017.

Estimated future benefit payments for the defined benefit plans in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2017	$562
2018	577
2019	577
2020	583
2021	585
Thereafter	2,861

Other Plans

The Company maintains, for certain salaried and hourly employees, an investment plan pursuant to which eligible employees can invest various percentages of their earnings. From October 2013 through April 2014, the Company's matching contribution was reduced to a maximum of 0.5% to 1%. After April 2014, the Company increased the matching contribution to a maximum of 1.5% to 3%. Additionally, the Company may make special voluntary contributions to all employees eligible to participate in the plan, regardless of whether they contributed during the year. Employer contributions were approximately $2.1 million, $2.5 million and $4.4 million for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, and recorded within cost of revenue and selling, administrative and general expenses of the Consolidated Statements of Comprehensive Loss.

The Company has a nonqualified benefit plan for a select group of management employees which was frozen on November 1, 2013. The plan had four levels of participants and benefits vary depending on classification. The plan consisted of a defined Company contribution, elective deferrals and a death benefit. The Company froze contributions to this plan effective November 1, 2013, and terminated the death benefit as of February 29, 2016. Elective deferrals cannot exceed 50% of salary and 90% of bonus. As of each June 30 vesting date, the Company contributions allocated to a participant’s account more than one but no more than two years prior to the vesting date vest at 40%, and an additional 20% per year thereafter until they are 100% vested. Elective deferrals are always 100% vested. Employer contributions were approximately $0.0 million, $0.0 million and $0.4 million for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, and were recorded within selling, administrative and general expenses in the Consolidated Statements of Comprehensive Loss. Company contributions do not vest any right, title or interest to any specific asset of the Company and are considered unsecured general obligations of the Company. The liability as of February 29, 2016 and February 28, 2015 was $5.0 million and $5.5 million is recorded as a component of Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company has unfunded supplemental retirement agreements with individuals previously associated with the Company which had actuarial present values of future payments of $0.3 million at February 29, 2016 and February 28, 2015, which are included in other noncurrent liabilities in the Consolidated Balance Sheets.

The Company maintains postretirement life insurance and medical benefits plans for certain employees eligible to participate in the plans after meeting certain age and years of service requirements. The actuarial present value of future life insurance premium and medical benefit payments under these plans was approximately $0.3 million at February 29, 2016 and February 28, 2015, respectively.

13.    Asset Retirement Obligations

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities upon the closure of quarries. The liability is initially measured at estimated fair value and is subsequently adjusted for accretion expenses and changes in the amount or timing of the estimated cash flows. These asset retirement obligations relate to all underlying land parcels, including both owned properties and mineral leases.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company recognized depreciation expense related to its asset retirement obligations of $1.2 million, $1.1 million and $0.9 million in the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

The following table shows the changes in the asset retirement obligations for the fiscal years ended:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Balance at March 1	$18,835	$18,745	$13,655
Accretion expense	1,538	1,483	846
Liabilities incurred	—	—	—
Change in estimated obligations	(786)	5	5,246
Liabilities settled (1)	(471)	(1,398)	(1,002)
	$19,116	$18,835	$18,745

(1) Includes obligations related to assets held for sale at Sheshequin and Towanda of $0.0 million and $1.1 million as of February 29, 2016 and February 28, 2015, respectively.

Accretion expense is reported in Cost of Revenue in the Consolidated Statements of Comprehensive Loss.

14.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the fiscal years ended:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Noncash obligations incurred for capital leases and property	$15,913	$4,796	$2,162
Cash paid for interest, net of amounts capitalized	57,701	52,957	46,214
Cash paid for taxes	43	11	24

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

16.    Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the following:

(In thousands)	Before-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
Net unrealized income (loss) arising during the period	$(398)	$165	$(233)
Reclassification of prior service costs and net actuarial loss into earnings	268	(112)	156
Year ended February 29, 2016	$(130)	$53	$(77)
Net unrealized income (loss) arising during the period	$(504)	$208	$(296)
Reclassification of prior service costs and net actuarial loss into earnings	259	(107)	152
Year ended February 28, 2015	$(245)	$101	$(144)
Net unrealized income (loss) arising during the period	$367	$(132)	$235
Reclassification of prior service costs and net actuarial loss into earnings	329	(117)	212
Year ended February 28, 2014	$696	$(249)	$447

17.    Commitments and Contingencies

Lease commitments

The Company has various noncancelable operating leases with initial or remaining terms in excess of one year. In addition, certain leases contain early purchase options that if exercised would reduce the minimum payments.

The future minimum payments under these operating leases are payable in each of the five succeeding fiscal years and thereafter are as follows:

(In thousands)
2017	$2,137
2018	1,504
2019	1,072
2020	846
2021	625
Thereafter	2,985
$9,169

Total operating lease expenses were $7.5 million, $7.7 million and $8.6 million in the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

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

Prior to January 1, 2016, the Company maintained a captive insurance company, Rock Solid Insurance Company (“RSIC”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health and property coverage. The Company maintains a Collateral Trust Agreement with an insurer for the deductible portion of its liability coverage. The total amount of collateral provided is recorded as part of restricted cash in the amount of $15.5 million as of February 29, 2016 and February 28, 2015, in our Consolidated Balance Sheets. Reserves for retained losses which are recorded in accrued liabilities in our Consolidated Balance Sheets, were approximately $16.0 million and $15.5 million as of February 29, 2016 and February 28, 2015, respectively. Exposures for prior periods are covered by pre-existing insurance policies.  Included in other noncurrent assets, was approximately $7.0 million in the fiscal year ended February 29, 2016 for recoverable amounts from insurance companies for claims in excess of deductible amounts. Liabilities associated with amounts that are recoverable from insurance companies of approximately $7.0 million were recorded in other noncurrent liabilities in our Consolidated Balance Sheets.

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

Construction materials produces aggregates (crushed stone, construction sand and gravel), hot mix asphalt and ready mixed concrete for sale to third parties and internal use.  Construction materials serve markets primarily in Pennsylvania and western New York. The high weight-to-value ratio of aggregates and the time in which ready mixed concrete and hot mix asphalt begin to set, limit the efficient distribution range for these products to roughly a 1-hour haul time. Accordingly, the Company’s markets for these products are generally local in nature.

Heavy/highway construction includes heavy and highway construction, blacktop paving and other site preparation services. Heavy/highway construction is primarily supplied with its construction materials, such as hot mix asphalt, ready mixed concrete and aggregates from our construction materials segment and safety related products from our traffic safety services and equipment segment. Our Heavy/highway construction segment mainly serves markets primarily in Pennsylvania.

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

The following is a summary of certain financial data for the Company’s operating segments:

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Revenue
Construction materials	$452,973	$464,245	$507,957
Heavy/highway construction	255,301	253,804	252,310
Traffic safety services and equipment	93,631	88,058	88,834
Segment totals	801,905	806,107	849,101
Eliminations	(149,974)	(144,277)	(167,456)
Total revenue	$651,931	$661,830	$681,645
Operating income (loss)
Construction materials	$95,478	$60,895	$50,452
Heavy/highway construction	1,121	(1,947)	2,633
Traffic safety services and equipment	6,706	4,019	444
Corporate and unallocated	(44,140)	(48,692)	(68,307)
Total operating income (loss)	$59,165	$14,275	$(14,778)

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Product and services revenue
Construction materials
Aggregates	$202,703	$193,015	$195,699
Hot mix asphalt	169,328	167,042	170,433
Ready mixed concrete	69,857	70,513	66,314
Precast/prestressed structural concrete	1,113	19,172	27,569
Masonry products	—	851	19,223
Construction supply centers	3,693	4,217	14,148
Other	6,279	9,435	14,571
Heavy/highway construction	255,301	253,804	252,310
Traffic safety services and equipment	93,631	88,058	88,834
Eliminations	(149,974)	(144,277)	(167,456)
Total revenue	$651,931	661,830	$681,645
Product and services operating income (loss)
Construction materials
Aggregates	$54,378	$40,226	$29,792
Hot mix asphalt	24,437	16,930	21,202
Ready mixed concrete	10,671	7,558	4,361
Precast/prestressed structural concrete	(605)	(1,664)	208
Masonry products	(4)	(151)	(644)
Construction supply centers	345	152	850
Other	2,033	2,942	1,845
Gain on sale of asset and asset (impairment)	4,223	(5,098)	(7,162)
Heavy/highway construction	1,121	(1,947)	2,633
Traffic safety services and equipment	6,706	4,019	444
Corporate and unallocated	(44,140)	(48,692)	(68,307)
Total operating income (loss)	$59,165	$14,275	$(14,778)

(In thousands)	February 29, 2016	February 28, 2015	February 28, 2014
Depreciation, depletion and amortization
Construction materials	$28,031	$30,130	$33,667
Heavy/highway construction	7,308	8,191	7,580
Traffic safety services and equipment	5,116	4,935	5,906
Corporate and unallocated	1,431	1,485	1,639
Total depreciation, depletion and amortization	$41,886	$44,741	$48,792
Expenditures for assets (1)
Construction materials	$30,824	$18,248	$12,667
Heavy/highway construction	6,716	6,843	3,452
Traffic safety services and equipment	4,798	4,866	3,000
Corporate and unallocated	1,926	54	250
Total expenditures for assets	$44,264	$30,011	$19,369
(1) Includes $0.7 million, $1.5 million and $0.0 million of deferred stripping and $0.9 million, $0.7 million and $0.0 million of capitalized software for the fiscal year ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

(In thousands)	February 29, 2016	February 28, 2015
Segment assets
Construction materials	$443,364	$450,182
Heavy/highway construction	43,786	44,552
Traffic safety services and equipment	58,067	56,197
Corporate and unallocated	116,867	99,439
Total assets	$662,084	$650,370

Sales to two customers of $298.6 million for the fiscal year ended February 29, 2016 represented more than 10% of our revenue, and sales to one customer of $138.1 million and $172.0 million represented more than 10% of our revenue in the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

19.    Condensed Issuer, Guarantor and Non-Guarantor Financial Information

The Company’s Secured Notes and Notes are guaranteed by certain subsidiaries.  Except for RSIC, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities.  These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries.  Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Secured Notes or the Notes.  These entities include RSIC, South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”). Beginning January 1, 2016 RSIC was inactive.

The following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors.  The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$39,380	$(125)	$1,306	$—	$40,561
Restricted cash	22,658	53	—	—	22,711
Accounts receivable	35,663	12,619	14	—	48,296
Inventories	88,602	14,761	—	—	103,363
Net investment in lease	—	—	1,344	(1,344)	—
Deferred income taxes	—	—	—	—	—
Other current assets	6,190	864	—	—	7,054
Assets held for sale	5,558	—	—	—	5,558
Total current assets	198,051	28,172	2,664	(1,344)	227,543
Property, plant and equipment, net	286,854	20,567	4,864	(4,864)	307,421
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,825	10,540	—	—	17,365
Investment in subsidiaries	83,794	—	—	(83,794)	—
Intercompany receivables					—
Other noncurrent assets	23,772	838	3,653	—	28,263
Total assets	$674,943	$65,962	$11,181	$(90,002)	$662,084
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$3,581	$—	$918	$(1,344)	$3,155
Accounts payable - trade	29,239	3,955	287	—	33,481
Accrued liabilities	68,337	1,334	—	—	69,671
Total current liabilities	101,157	5,289	1,205	(1,344)	106,307
Intercompany payables	12,710	(12,744)	34	—	—
Long-term debt, less current maturities	669,572	—	3,946	—	673,518
Obligations under capital leases, less current installments	4,864	—	—	(4,864)	—
Deferred income taxes	31,552	(10,639)	—	—	20,913
Other noncurrent liabilities	42,558	533	3,653	—	46,744
Total liabilities	862,413	(17,561)	8,838	(6,208)	847,482
(Deficit) equity					0
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(187,470)	83,523	271	(83,794)	(187,470)
Noncontrolling interest	—	—	2,072	—	2,072
Total (deficit) equity	(187,470)	83,523	2,343	(83,794)	(185,398)
Total liabilities and (deficit) equity	$674,943	$65,962	$11,181	$(90,002)	$662,084

Condensed Consolidating Balance Sheet at February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,633	$60	$4,600	$—	$13,293
Restricted cash	1,301	88	15,788	—	17,177
Accounts receivable	39,125	10,762	14	—	49,901
Inventories	87,995	14,211	—	—	102,206
Net investment in lease	—	—	1,198	(1,198)	—
Deferred income taxes	1,918	712	—	—	2,630
Other current assets	8,038	836	11	—	8,885
Assets held for sale	8,517	—	—	—	8,517
Total current assets	155,527	26,669	21,611	(1,198)	202,609
Property, plant and equipment, net	290,137	20,137	5,810	(5,810)	310,274
Goodwill	81,287	5,845	—	—	87,132
Other intangible assets, net	7,640	11,293	—	—	18,933
Investment in subsidiaries	85,531	—	—	(85,531)	—
Intercompany receivables	3,308	29,169	(34)	(32,443)	—
Other noncurrent assets	28,097	977	2,348	—	31,422
Total Assets	$651,527	$94,090	$29,735	$(124,982)	$650,370
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$8,955	$—	$771	$(1,198)	$8,528
Accounts payable - trade	8,510	6,265	331	546	15,652
Accrued liabilities	47,876	1,508	15,496	—	64,880
Total current liabilities	65,341	7,773	16,598	(652)	89,060
Intercompany payables	34,087	(1,098)	—	(32,989)	—
Long-term debt, less current maturities	645,228	—	5,039	—	650,267
Obligations under capital leases, less current installments	5,810	—	—	(5,810)	—
Deferred income taxes	23,466	5,261	—	—	28,727
Other noncurrent liabilities	43,365	561	2,348	—	46,274
Total liabilities	817,297	12,497	23,985	(39,451)	814,328
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(165,770)	81,593	3,938	(85,531)	(165,770)
Noncontrolling interest	—	—	1,812	—	1,812
Total (deficit) equity	(165,770)	81,593	5,750	(85,531)	(163,958)
Total liabilities and (deficit) equity	$651,527	$94,090	$29,735	$(124,982)	$650,370

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$567,540	$85,743	$5,982	$(7,334)	$651,931
Cost of revenue (exclusive of items shown separately below)	443,653	64,907	3,547	(7,032)	505,075
Depreciation, depletion and amortization	36,566	5,320	—	—	41,886
Asset impairment	161	32	—	—	193
Selling, administrative and general expenses	44,562	5,957	190	—	50,709
Gain on disposals of property, equipment and software	(4,934)	(163)	—	—	(5,097)
Operating income (loss)	47,532	9,690	2,245	(302)	59,165
Interest expense, net	(77,723)	(7,760)	(186)	302	(85,367)
(Loss) income before income taxes	(30,191)	1,930	2,059	—	(26,202)
Income tax benefit	(5,131)	—	—	—	(5,131)
Equity in earnings of subsidiaries	3,437	—	—	(3,437)	—
Net (loss) income	(21,623)	1,930	2,059	(3,437)	(21,071)
Less: Net income attributable to noncontrolling interest	—	—	(552)	—	(552)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(21,623)	1,930	1,507	(3,437)	(21,623)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(77)	—	—	—	(77)
Comprehensive (loss) income	(21,700)	1,930	2,059	(3,437)	(21,148)
Less: comprehensive income attributable to noncontrolling interest	—	—	(552)	—	(552)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(21,700)	$1,930	$1,507	$(3,437)	$(21,700)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$585,381	$79,192	$4,174	$(6,917)	$661,830
Cost of revenue (exclusive of items shown separately below)	481,863	62,740	2,736	(6,596)	540,743
Depreciation, depletion and amortization	39,626	5,115	—	—	44,741
Asset impairment	5,098	151	—	—	5,249
Selling, administrative and general expenses	50,330	7,351	206	—	57,887
Loss on disposals of property, equipment and software	(864)	(201)	—	—	(1,065)
Operating income (loss)	9,328	4,036	1,232	(321)	14,275
Interest expense, net	(81,899)	45	(106)	321	(81,639)
(Loss) income before income taxes	(72,571)	4,081	1,126	—	(67,364)
Income tax benefit	(4,886)	—	—	—	(4,886)
Equity in earnings of subsidiaries	4,494	—	—	(4,494)	—
Net (loss) income	(63,191)	4,081	1,126	(4,494)	(62,478)
Less: Net income attributable to noncontrolling interest	—	—	(713)	—	(713)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(63,191)	4,081	413	(4,494)	(63,191)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	(144)	—	—	—	(144)
Comprehensive (loss) income	(63,335)	4,081	1,126	(4,494)	(62,622)
Less: comprehensive income attributable to noncontrolling interest	—	—	(713)	—	(713)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(63,335)	$4,081	$413	$(4,494)	$(63,335)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the fiscal year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$596,854	$88,213	$8,855	$(12,277)	$681,645
Cost of revenue (exclusive of items shown separately below)	498,109	70,438	5,879	(11,849)	562,577
Depreciation, depletion and amortization	42,715	6,077	—	—	48,792
Asset impairment	7,162	474	—	—	7,636
Selling, administrative and general expenses	68,067	9,895	347	—	78,309
Gain on disposals of property, equipment and software	(754)	(137)	—	—	(891)
Operating income	(18,445)	1,466	2,629	(428)	(14,778)
Interest expense, net	(86,549)	(57)	(286)	428	(86,464)
(Loss) income before income taxes	(104,994)	1,409	2,343	—	(101,242)
Income tax benefit	(8,988)	(111)	—	—	(9,099)
Equity in earnings of subsidiaries	2,607	—	—	(2,607)	—
Net (loss) income	(93,399)	1,520	2,343	(2,607)	(92,143)
Less: Net income attributable to noncontrolling interest	—	—	(1,256)	—	(1,256)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(93,399)	1,520	1,087	(2,607)	(93,399)
Other Comprehensive Income
Unrealized actuarial losses and amortization of prior service costs, net of income tax	447	—	—	—	447
Comprehensive (loss) income	(92,952)	1,520	2,343	(2,607)	(91,696)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,256)	—	(1,256)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(92,952)	$1,520	$1,087	$(2,607)	$(92,952)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$53,237	$(220)	$(2,056)	$—	$50,961
Cash flows from investing activities					0
Capital expenditures	(27,493)	—	—	—	(27,493)
Capitalized software	(858)	—	—	—	(858)
Proceeds from sale of property and equipment	18,619	—	—	—	18,619
Change in cash value of life insurance	1,249	—	—	—	1,249
Change in restricted cash	(5,569)	35	—	—	(5,534)
Net cash used in investing activities	(14,052)	35	—	—	(14,017)
Cash flows from financing activities					0
Repayments of short-term borrowings	(5,873)	—	—	—	(5,873)
Repayment of long-term debt and other obligations	(2,565)	—	(946)	—	(3,511)
Distribution to noncontrolling interest	—	—	(292)	—	(292)
Net cash provided by (used in) financing activities	(8,438)	—	(1,238)	—	(9,676)
Net increase (decrease) in cash and cash equivalents	30,747	(185)	(3,294)	—	27,268
Cash and cash equivalents					0
Beginning of fiscal year	8,633	60	4,600	—	13,293
End of fiscal year	$39,380	$(125)	$1,306	$—	$40,561

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 28, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$12,089	$5,835	$4,203	$(1,400)	$20,727
Cash flows from investing activities					0
Capital expenditures	(18,764)	(5,779)	—	—	(24,543)
Capitalized software	(672)	—	—	—	(672)
Proceeds from sale of property and equipment	4,518	—	—	—	4,518
Change in cash value of life insurance	(114)	—	—	—	(114)
Change in restricted cash	14,795	4	(192)	—	14,607
Net cash used in investing activities	(237)	(5,775)	(192)	—	(6,204)
Cash flows from financing activities					0
Repayments of short-term borrowings	(16,540)	—	—	—	(16,540)
Repayment of long-term debt and other obligations	(7,691)	—	(559)	—	(8,250)
Debt issuance costs	(332)	—	—	—	(332)
Dividends Paid	—	—	(1,400)	1,400	—
Net cash provided by (used in) financing activities	(24,563)	—	(1,959)	1,400	(25,122)
Net (decrease) increase in cash and cash equivalents	(12,711)	60	2,052	—	(10,599)
Cash and cash equivalents
Beginning of fiscal year	21,344	—	2,548	—	23,892
End of fiscal year	8,633	60	4,600	—	13,293

Condensed Consolidating Statement of Cash Flows for the fiscal year ended February 28, 2014

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(3,898)	$2,648	$5,814	$(3,000)	$1,564
Cash flows from investing activities					0
Capital expenditures	(14,055)	(3,079)	—	—	(17,134)
Capitalized software	(73)	—	—	—	(73)
Proceeds from sale of property and equipment	2,404	399	—	—	2,803
Change in cash value of life insurance	3,203	—	—	—	3,203
Change in restricted cash	(10,673)	13	(6,752)	—	(17,412)
Net cash used in investing activities	(19,194)	(2,667)	(6,752)	—	(28,613)
Cash flows from financing activities					0
Proceeds from revolving credit	283,302	—	—	—	283,302
Repayment of revolving credit	(285,202)	—	—	—	(285,202)
Proceeds from issuance of long-term debt	155,591	—	—	—	155,591
Repayment of long-term debt and other obligations	(96,679)	—	(948)	—	(97,627)
Debt issuance costs	(12,607)				(12,607)
Dividends Paid	—	—	(3,000)	3,000	—
Distribution to noncontrolling interest	—	—	(2,050)	—	(2,050)
Net cash used in financing activities	44,405	—	(5,998)	3,000	41,407
Net increase in cash and cash equivalents	21,313	(19)	(6,936)	—	14,358
Cash and cash equivalents					—
Beginning of fiscal year	31	19	9,484	—	9,534
End of fiscal year	21,344	—	2,548	—	23,892

20.    Unaudited Quarterly Financial Data

The following is a summary of selected quarterly financial information (unaudited) for each of the quarterly periods in the fiscal years ended February 29, 2016 and February 28, 2015:

	Fiscal Year 2016
(in thousands)	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016
Revenue	$140,716	$246,555	$202,029	$62,631
Operating income (loss)	1,024	50,547	34,319	(26,725)
Net income (loss)	(19,138)	28,070	12,248	(42,251)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(19,234)	27,972	12,149	(42,587)

	Fiscal Year 2015
(in thousands)	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015
Revenue	$140,428	$247,569	$209,661	$64,172
Operating income (loss)	(9,351)	32,030	19,258	(27,662)
Net income (loss)	(27,435)	10,750	(1,498)	(44,295)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	(27,571)	10,611	(1,639)	(44,736)

21.    Subsequent Events

The Company notified the trustee of its 13.0% Senior Secured Notes due 2018 (the “Notes”) that it selected to pay interest on the Notes for the 12-month period commencing March 15, 2016 in the form of 12% cash payment and 0% payment in kind.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). During the first quarter of the fiscal year ended February 29, 2016, we transitioned our system of internal control from COSO's 1992 Framework to COSO's more recently issued 2013 Integrated Framework, which we believe enhanced our internal controls over financial reporting. Our transition to COSO's 2013 Integrated Framework was not in response to our previously reported material weaknesses in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of February 29, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011 management identified certain material weaknesses in our internal control over financial reporting as further described below.

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

As part of our remediation efforts, we have hired professional finance resources to enhance accounting and aid in financial reporting and internal control capabilities. Specifically, we hired Business Unit Controllers, an Internal Audit Director, Internal Audit resources and a Chief Information Officer. In March 2013, we appointed a new Chief Financial Officer. Management continues to evaluate personnel and augment resources where needed to further strengthen competencies. These areas continue to improve through the hiring of professionals with the appropriate educational backgrounds and business experiences, and through our support of their continuing professional education. Additionally, we have augmented these resources with support from third party professional finance resources. We will continue our remediation efforts during fiscal year 2017.

We did not maintain effective controls over information and communication:

•
We did not maintain effective controls over information and communication, specifically around reports and financial data, as we had several issues with our ERP system implementation in 2012. Thus, we had issues in providing the identification, capture, and exchange of information in a form and time frame that enabled our employees to carry out their responsibilities. Specifically, due to the system implementation, there were issues associated with the actual information/reports provided, which proved to be a pervasive issue. This deficiency which was identified by management and its independent auditors in fiscal year 2012 resulted from either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

As part of our remediation efforts, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We have hired a Chief Information Officer, and information technology resources to ensure policies, procedures and processes are executed. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We continue to implement information technology general controls and will continue to enhance and test those controls during fiscal year 2017 as part of our remediation efforts.

The material weaknesses in our control environment, monitoring of controls, information and communication, and risk assessments contributed to additional material weaknesses in various control activities as set forth below:

•
We did not maintain effective controls over the implementation of a new ERP in 2012 and subsequent conversions. Specifically, we did not implement appropriate logical security design and testing, perform sufficient data conversion testing, maintain appropriate system documentation, or provide sufficient end user training during the implementation of the ERP. During the implementation of the ERP, management did not provide appropriate logical security design and testing, perform sufficient data conversion testing, and maintain appropriate system documentation. This material weakness was identified by management and the Company’s independent auditors during the fiscal year 2012 and subsequent years. This material weakness contributed to other control issues described below.

As described above, we continue to ensure a sufficient complement of qualified information technology resources are in place to execute the policies, procedures and processes that continue to be implemented. We will continue to enhance and test those controls during fiscal year 2017.

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

As part of our remediation efforts, we have continued to assess the existing roles and responsibilities and remediate system access and functionality issues. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We continue to implement information technology general controls and we will continue to enhance and test those controls during fiscal year 2017 as part of our remediation efforts.

•
We did not maintain effective controls over accounting for contracts including those in our Traffic Safety Services and Equipment operations. Specifically, we did not design and maintain effective controls over the reconciliation of contract billings and accruals to the general ledger, or formally analyze the recognition of contract revenue, profit and loss. For example, as a result of the ERP conversion in 2012, intercompany contracts were incorrectly classified as third party contracts and contract expenses for certain multi-year contracts were under accrued. In addition, during fiscal year 2016, there were select instances where the Delegation of Authority was not properly followed. This material weakness, which was identified by management during the 2012 financial reporting process, resulted in additional procedures performed by management and adjustments during the fiscal years 2016, 2015, 2014, 2013 and 2012 year-end financial closing and reporting processes.

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools and we are in the process of implementing project management software. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Despite these efforts, we have made significant accounting adjustments associated with contracts during fiscal year 2016. We will continue our remediation efforts during fiscal year 2017.

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

We have implemented a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include invoice, shipment, adjustments and account reconciliation reviews related to sales of tangible goods. We have also enhanced the Delegation of Authority Policy, provided additional training to employees and continue to enhance controls related to quotes. Based upon the policies, procedures and process implemented, we believe we no longer have a material weakness related to the completeness and accuracy of recorded revenue.

•
We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the Company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal year 2012 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal years 2016, 2015, 2014, 2013 and 2012.

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during fiscal year 2017.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the year ended February 29, 2016, are fairly stated in all material respects.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth by COSO in International Control - Integrated Framework. During the first quarter of the fiscal year ended February 29, 2016, we transitioned our system of internal control from COSO's 1992 Framework to COSO's more recently issued 2013 Integrated Framework, which we believe enhanced our internal controls over financial reporting. Our transition to COSO's 2013 Integrated Framework was not in response to our previously reported material weaknesses in our internal control over financial reporting. Based on this assessment, our management concluded that, as of February 29, 2016, our internal control over financial reporting was ineffective due to the material weaknesses set forth above.

Changes in Internal Control Over Financial Reporting

We believe the following material weaknesses have been addressed as of the fourth quarter ended February 29, 2016:

We have implemented a new billing system and updated and documented our revenue procedures. We implemented activities that have formalized the review and approval process by appropriate personnel that include invoice, shipment, adjustments and account reconciliation reviews related to sales of tangible goods. The Company has also enhanced the Delegation of Authority Policy, provided additional training to employees and continues to evaluate the appropriateness of, and enhance where necessary pricing approval controls.

We have plans to remediate the remaining material weaknesses, with the exception of that related to taxes by fiscal year end 2017.

Item 9B.                           OTHER INFORMATION.

None

PART III
Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and positions as of May 23, 2016 are set forth below:

Name	Age	Position
Paul I. Detwiler, Jr.	82	Director, Chairman of the Board and Executive Committee Member
Donald L. Detwiler	73	Director, Vice Chairman of the Board and Executive Committee Member
Paul I. Detwiler, III	57	President, Chief Executive Officer, Secretary, Director, and Executive Committee Member
Albert L. Stone	56	Executive Vice President, Chief Financial Officer and Treasurer
Robert Schmidt	61	Executive Vice President and Chief Operating Officer
Steven B. Detwiler	54	Director
James W. Van Buren	51	Director
Donald Devorris	81	Director
F. James McCarl	68	Director
Larry R. Webber	69	Director

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

Paul I. Detwiler, III has served as our President since 2011, as our Secretary since 1994 and as our Chief Executive Officer since 2013. From 1994 to 2013, Mr. Detwiler served as our Chief Financial Officer. Mr. Detwiler has served as a director since 1992. From 1992 until 2011, Mr. Detwiler served as Executive Vice President. Prior to this, he served as manager of the Company’s Information Services Division, where he developed the Company’s programming and automation systems departments. Mr. Detwiler graduated from Lehigh University in 1981 with a B.S. in Information Science. Mr. Detwiler is the son of Paul I. Detwiler, Jr. and the brother of Steven B. Detwiler and Jeffrey D. Detwiler. Mr. Detwiler’s demonstrated leadership in the building materials supply and highway contracting industry, his extensive and intimate knowledge of our business due to over 30 years with the Company, his experience as our Chief Executive Officer and President, and his prior experience as our Executive Vice President, contributed to our conclusion that he should serve as a director of the Company.

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

Our audit committee is comprised of Mssrs. Devorris, Webber and McCarl. Mr. Devorris is the Chairman of the audit committee. Our board of directors has determined that all members of our audit committee are independent except Mr. Webber.  Although our board of directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

Executive Committee

Our executive committee’s function is to act without full approval of our board of directors as to matters only in unusual situations, that, in the judgment of the executive committee, require immediate action where approval by the full board of directors is impractical, provide guidance to our board of directors and the holders of our Series of Class A Voting Common Stock in their decision-making process, and to make recommendations to our board of directors. Our executive committee is comprised of Mssrs. Paul I. Detwiler, Jr., Donald L. Detwiler, Paul I. Detwiler, III, James W. Van Buren and Steven B. Detwiler. Paul I. Detwiler, Jr. also is the Chairman of the executive committee.

Independent Committee

Our independent committee’s function is to discuss the facts and circumstances of any dispute arising among our stockholders in their capacities as managers of our businesses when such dispute involves the operation and management of our businesses. Our independent committee is comprised of Mssrs Devorris, McCarl and Webber. Mr. McCarl is the chairman of our independent committee. Our board of directors has determined that all members of our independent committee are independent for the purposes of this committee, except Mr. Webber.  This committee has not formally convened as there have been no events which would require their attention to date.

Special Committee
The board has a special committee consisting of Mssrs. Devorris, McCarl and Webber, that has overseen the development of a business plan that focuses on cost reductions and operational efficiencies, which we refer to as the Plan.

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

Item 11.                             EXECUTIVE COMPENSATION.

Our Named Executive Officers

Our (i) principal executive officer during fiscal year ended February 29, 2016, (ii) principal financial officer during the fiscal year ended February 29, 2016, and (iii) the three other most highly compensated executive officers who were serving at the end of fiscal year ended February 29, 2016, (which we refer to collectively as our named executive officers) are as follows:

•	Paul I. Detwiler, Jr. - Chairman of the Board, Director, and Executive Committee member;

•	Donald L. Detwiler - Vice Chairman of the Board, Director, and Executive Committee member;

•	Paul I. Detwiler, III - Chief Executive Officer, President and Secretary, Director, and Executive Committee member;

•	Albert L. Stone - Executive Vice President, Chief Financial Officer, and Treasurer; and

•	Robert Schmidt - Executive Vice President, Chief Operating Officer.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We are a privately-held company founded and wholly-owned by one family, the Detwiler family, and our senior management team, including most of our named executive officers, includes many third and fourth generation members of the Detwiler family. As a result, our executive compensation philosophy is streamlined. The compensation of our named executive officers, including our Chairman and Vice Chairman of the Board, for the fiscal year ended February 29, 2016 was determined, reviewed and approved by our Chairman of the Board and Vice Chairman of the Board with significant input and direction from our Chief Executive Officer.

Our executive compensation has four components to it:

•	base salary;

•	bonuses;

•	retirement benefits; and

•	perquisites and other personal benefits.

Our goal is to ensure that our compensation practices are market, facilitate appropriate retention and reward superior performance. The components to our executive compensation are determined with the goal of motivating executives and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform for our company. However, as a result of the fact that three of our named executive officers are members of the family which owns the Company, the compensation of our named executive officers is significantly influenced by the private negotiations between such individuals concerning their compensation, which is based upon the requests of such individuals, the performance of the Company and the ability of the Company to pay the determined compensation

Elements of Compensation

Base Salaries.  Base salaries are fixed in amount and not tied to performance.  Our objective in establishing base salaries is to offer adequate and stable compensation to our named executive officers on a day-to-day basis for their work.  Our named executive officers’ base salaries depend on their position within the Company and the scope of their responsibilities.  As of the end of the fiscal year ended February 29, 2016, the base salaries of our Chairman of the Board and our Vice Chairman of the Board generally move in tandem.  The exact amount of our named executive officers’ base salary is reviewed annually.  In reviewing base salaries, we consider:

•	the scope and/or changes in individual responsibilities;

•	overall compensation of the executive;

•	overall compensation for all our executive officers and employees;

•	market changes in compensation;

•	our financial condition and results of operations; and

•	individual performance.

Base salaries for each of Paul I. Detwiler, Jr. and Donald L. Detwiler for the fiscal year ended February 29, 2016 have remained approximately the same as compared to base salaries for the fiscal year ended February 28, 2015. In connection with our entry into Employment Agreements with Mr. Stone and Mr. Schmidt (as described below), Mr. Stone's base salary was increased from $391,667 to $425,000 retroactively effective to November 1, 2015 and Mr. Schmidt's base salary was increased from $168,371 to $450,000 retroactively effective to March 1, 2015.

Bonuses. Our named executive officers are awarded cash bonuses based upon performance and the other discretionary elements described below. Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company. Bonuses for the fiscal year ended February 29, 2016 were determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):

•market changes in compensation;
•the requests of the individual named executive officers; and
•our financial condition and results of operations.

Final bonus decisions for the fiscal year ended February 29, 2016 were by private negotiation amongst our named executive officers, which are made by our Chairman of the Board and our Vice Chairman of the Board in consultation with our Chief Executive Officer. Bonuses are generally awarded annually at the end of the performance period, which generally covers a 12 month period beginning March 1 and ending February 28. However, bonuses are also paid from time to time during the year to our named executive officers on a discretionary basis to reward specific accomplishments in connection with our operations or to cover certain expenses described under “Perquisites and Other Personal Benefits” below. Furthermore, in connection with our entry into Employment Agreements with Mr. Stone and Mr. Schmidt (as described below), each is eligible to earn certain retention bonuses if they remain employed by us through certain dates, as more fully described in the "Employment Agreements" section below.

Retirement Benefits.  We sponsor a tax qualified section 401(k) plan for all of our eligible employees.  Our objective in establishing these plans is to enhance retention of our executive officers and employees in the long-term by providing them with flexibility in tax and financial planning and retirement security.

Employment Agreements. We entered into employment agreements with Mr. Stone and Mr. Schmidt, our two non-family owner named executive officers. These agreements are summarized and the benefits potentially payable under these agreements are more fully described below under the “Employment Agreement” section. We believe that the retention, severance and change in control arrangements under these agreements are appropriate to retain the continued services of Mr. Stone and Mr. Schmidt. We do not have employment agreements or change of control agreements with members of our founding family who are named as executive officers; however, we may have the need for these agreements in the future.

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

Compensation & Management Development Committee

Our Compensation & Management Development Committee is comprised of Messrs. Devorris, McCarl and Webber. Mr. Webber is the Chairman of the Compensation Committee.  Our Board of Directors has determined that all members of our Compensation Committee, except for Mr. Webber, are independent for the purpose of this Committee.

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

Compensation & Management Development Committee Report

Our Compensation & Management Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Members of the Compensation & Management Development Committee:

Donald Devorris
F. James McCarl
Larry R. Webber, Chair

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered to us in all capacities during for the fiscal years ended February 28, 2014, February 28, 2015, and February 29, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total $
Paul I. Detwiler, Jr.	2016	400,000	—	11,500	38,866	(2)	450,366
Director, Chairman	2015	400,000	—	8,183	343,625	(2)	751,808
of the Board and	2014	441,670	484,232	13,777	43,465	(2)	983,144
Executive
Committee Member

Donald L. Detwiler	2016	400,000	—	12,000	20,364	(3)	432,364
Director, Vice Chairman,	2015	400,000	—	10,170	49,266	(3)	459,436
Executive	2014	442,148	320,141	19,344	42,532	(3)	824,165
Committee Member

Paul I Detwiler, III	2016	404,167	—	12,125	26,129	(4)	442,421
President, Chief Executive	2015	385,000	—	10,270	28,146	(4)	423,416
Officer and Corporate	2014	358,323	—	15,967	27,467	(4)	401,757
Secretary, Director and
Executive Committee Member

Albert L. Stone	2016	391,667	100,000	6,875	20,422	(5)	518,964
Executive Vice President	2015	352,500	170,000	12,122	18,950	(5)	553,572
Chief Financial Officer	2014	305,000	—	10,015	1,081	(5)	316,096
Treasurer

Robert Schmidt	2016	450,000	50,000	13,354	2,182	(6)	515,536
Executive Vice President	2015	168,371	50,000	3,938	1,166	(6)	223,475
Chief Operating Officer	2014	—	—	—	—	(6)	—
(1)Includes only the amount contributed to 401(k) plans.

(2)
Includes company paid life insurance premiums ($8,481 in 2016, 2015 and 2014, respectively), country club membership dues ($0, $0 and $919 in 2016, 2015 and 2014, respectively), use of company aircraft ($26,484, $27,888 and $19,524 in 2016, 2015 and 2014, respectively), use of company automobile ($2,313, in 2016, $2,713 in 2015 and $2,757 in 2014), company paid legal services ($5,644 in 2016, $923 in 2015 and $8,164 in 2014), company paid supplemental disability insurance premiums ($3,620 in 2016, 2015, and 2014) and a $300,000 negotiated payment in connection with Mr. Detwiler, Jr.’s consent to the assignment by the Company of life insurance policies on his life in 2015. The Company received approximately $1.4 million from the third party assignee as consideration for the assignment.

(3)
Includes company paid life insurance premiums ($4,446 in 2016, 2015 and 2014, respectively), country club membership dues ($0, $0 and $4,346 in 2016, 2015 and 2014, respectively), use of company aircraft ($12,898. $13,894 and $16,465 in 2016, 2015 and 2014, respectively), use of company automobile ($2,313 in 2016, $2,713 in 2015 and $2,757 in 2014, respectively), company paid legal services ($823 in 2016, $22,147 in 2015 and $8,452 in 2014) and company paid supplemental disability insurance premiums ($6,066 in 2016, 2015 and 2014, respectively).

(4)
Includes company paid life insurance premiums ($1,581 in 2016, 2015 and 2014, respectively), use of company aircraft ($22,813, $18,374 and $20,576 in 2016, 2015 and 2014, respectively), use of company automobile ($2,113 in 2016, $2,113 in 2015 and $2,161 in 2014), company paid legal services ($0 in 2016, $923 in 2015 and $0 in 2014, respectively) and company paid supplemental disability insurance premiums ($5,155 in 2016, $5,155 in 2015 and $3,149 in 2014, respectively).

(5)
Includes company paid life insurance premiums ($3,975 in 2016, $3,975 in 2015 and $0 in 2014, respectively), and company paid relocation expenses ($14,688 in 2016, $14,975 in 2015 and $0 in 2014, respectively).

(6)	Includes use of company automobile $696 in 2016.

401(k) Retirement Plan. We maintain a tax-qualified retirement plan named the New Enterprise Stone & Lime Co., Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis.  The 401(k) Plan allows eligible employees to contribute a percentage of their eligible compensation on a pre-tax basis subject to applicable Internal Revenue Code limits, and also permits executive officers to contribute on a post-tax basis.  For executive officers, we match 50% of their elective deferral contributions, up to 6% of their total annual eligible compensation.  We may also contribute a profit sharing contribution on behalf of eligible participants in an amount determined in our discretion.  Matching and profit sharing contributions vest 20% per year after completing one year of service, and are 100% vested after five years of service.  Our named executive officers participate in our 401(k) Plan.

Executive Benefit Plan. We maintain a non-qualified deferred compensation plan (the “Executive Benefit Plan” pursuant to which certain eligible executive officers and other key employees received company contributions, subject to four year vesting, and allowed for such individuals to defer the receipt of certain compensation. Additionally, the Executive Benefit Plan allowed each plan participant to earn a rate of return on their account balance on a tax-deferred basis. The Company has not made any contributions to the Executive Benefit Plan since October 1, 2013 and no rate of return is creditable after December 31, 2015.

Employment Agreements. On January 21, 2016, we entered into new employment agreements Mr. Stone and Mr. Schmidt.

The term of the Employment Agreement with Mr. Stone expires on May 31, 2018. Mr. Stone’s Employment Agreement provides Mr. Stone with an annual base salary of $425,000, retroactively effective to November 1, 2015, and provides that on each of February 29, 2016, February 28, 2017 and February 28, 2018, and provided that Mr. Stone is employed by the Company on such dates, the Company will pay Mr. Stone a cash bonus of $212,500 (each a “Stone Retention Bonus”). Mr. Stone is also eligible to participate in the Company’s Incentive Compensation Plan, entitled to four weeks of paid vacation and eligible for an automobile allowance pursuant to the Company’s automobile policies. Mr. Stone is eligible to receive payments and benefits if a qualifying termination of his employment occurs, as further described under the section titled “Potential Payments upon Termination or Change in Control”. The term of the Employment Agreement with Mr. Schmidt expires on February 28, 2022. Mr. Schmidt’s Employment Agreement provides Mr. Schmidt with an annual base salary of $450,000, retroactively effective to March 1, 2015, and provides that on February 28, 2016 and each subsequent anniversary of such date occurring during the term of Mr. Schmidt’s Employment Agreement, and provided that Mr. Schmidt is employed by the Company on such dates, the Company will pay Mr. Schmidt a cash bonus of $225,000 (each a “Schmidt Retention Bonus”). Mr. Schmidt is also eligible to participate in the Company’s Incentive Compensation Plan, entitled to four weeks of paid vacation, provided with a Company automobile and reimbursed for related automobile maintenance expenses.

Each executive is entitled to participate in all of the Company’s employee benefit plans, subject to the terms and conditions of such plans. Further, each Employment Agreement contains customary non-solicitation and non-competition covenants, which covenants remain in effect for the longer of the period of time remaining in the term of the Employment Agreement or two years following any cessation of employment.

Potential Payments upon Termination or Change in Control

Upon a termination of Mr. Stone’s employment by the Company without cause or a resignation by Mr. Stone for good reason, Mr. Stone will be entitled to continued payment of his base salary until expiration of the term of Mr. Stone’s Employment Agreement, plus any Stone Retention Bonuses that would otherwise be made if Mr. Stone remained employed by the Company until expiration of the term of Mr. Stone’s Employment Agreement. If Mr. Stone’s employment is terminated by the Company without cause, or if Mr. Stone resigns for good reason, within one year following a change of control of the Company, in lieu of the salary continuation benefit described above, Mr. Stone will be entitled to the continued payment of his base salary for a period of thirty-six months plus any Stone Retention Bonuses that would otherwise be made if Mr. Stone remained employed by the Company until expiration of the term of his Employment Agreement. The salary continuation benefits described above are subject to Mr. Stone’s execution and non-revocation of a release of claims against the Company and its affiliates and will be reduced by all compensation earned by Mr. Stone during the applicable severance period.

Upon a termination of Mr. Schmidt’s employment by the Company without cause or a resignation by Mr. Schmidt for good reason, Mr. Schmidt will be entitled to continued payment of his base salary until expiration of the term of Mr. Schmidt’s Employment Agreement, plus any Schmidt Retention Bonuses that would otherwise be made if Mr. Schmidt remained employed by the Company until expiration of the term of his Employment Agreement. The salary continuation benefits described above are subject to Mr. Schmidt’s execution and non-revocation of a release of claims against the Company and its affiliates and will be reduced by all compensation earned by Mr. Schmidt during the severance period.

We do not have any obligations to make employment termination or change of control related payments to our founding family members who are named executive officers.

Director Compensation

Our non-executive directors receive an annual retainer of $40,000, plus the following fees:

•$10,000 Audit committee chair retainer fee;
•$7,500 Compensation committee chair retainer fee;
•$5,000 Retainer fee for all other committee chairs;
•$2,500 Board meeting fee for in-person attendance; and
•$500 Board and committee fees for telephonic meetings or actions by written consent.

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

Director Compensation Table for the fiscal year ended February 29, 2016

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors during the fiscal year ended February 29, 2016.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Donald Devorris	54,500	—	—		54,500
William A. Gettig	39,000	—	—		39,000
F. James McCarl	55,000	—	2,249	(1)	57,249
Larry R. Webber	50,500	—	149,453	(2)	199,953
James W. Van Buren	35,500	—	—		35,500
Steven B. Detwiler	35,500	—	2,524	(1)	38,024

(1)	Includes compensation for travel expenses.

(2)	Includes compensation for consulting fees.

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

Item 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have a Series of Class A Voting Common Stock, with a par value of $1.00, which we refer to as Class A Stock, and a Series of Class B Non-Voting Stock, with a par value of $1.00, which we refer to as Class B Stock. As of May 23, 2016, there were 500 shares of Class A Stock issued and outstanding and 273,285 shares of Class B Stock issued and outstanding.

We have no equity compensation plans.

Each holder of Class A Stock is entitled to one vote per share of Class A Stock, and each holder of Class B Stock is not entitled to vote except as otherwise mandated by Delaware law.

The following table sets forth information, as of May 23, 2016, regarding the beneficial ownership of our common stock. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise provided, the address of each individual or entity listed below is c/o New Enterprise Stone & Lime Co., Inc., 3912 Brumbaugh Road, P.O. Box 77, New Enterprise, Pennsylvania 16664.

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

We paid $149,453 during the fiscal year ended February 29, 2016 and $149,525 during the fiscal year ended February 28, 2015 in consulting fees to Larry R. Webber, a director of the Company per a management consulting agreement.
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
On December 15, 2014, the Company entered into an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA for a term of seven years to an entity controlled by a member of the Company’s Board of Directors and stockholder, James W. Van Buren, who is the principal of MacInnis Group, LLC ("the Lessee"). Under the arrangement, the Company leased approximately 60 acres and 240,000 square feet of operating space and 3,800 square feet of office space, including equipment with a net book value of approximately $3.2 million and will allow the use of applicable patents, trade names and websites. The annual base rent began at $65,000 and is scheduled to increase to $95,000 within the first 18 months upon satisfaction of certain conditions. The Lessee is responsible for applicable taxes, licenses, and certification fees. The Company purchased $1.1 million of precast/prestressed beams and related services from MacInnis Group, LLC for the 12 months ended February 29, 2016. The Company received rental payments, provided transition services and sold stone and ready mixed concrete in the amount of $2.6 million and $1.1 million to MacInnis Group, LLC for fiscal year end February 29, 2016 and February 28, 2015, respectively. There were $0.0 million in receivables from and payables to MacInnis Group, LLC as of February 29, 2016 and February 28, 2015.

The disclosure provided under the headings “Director Independence” and “Board Committees—Audit
Committee” in “Item 10. Directors, Executive Officers and Corporate Governance,” which includes disclosure regarding director independence is incorporated by reference in this Item 13.

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

Transferee Stock Restriction Agreement

Each of the non-voting stockholders of the Company, with the exception of the trusts, has executed a Transferee Stock Restriction Agreement. The terms of the Transferee Stock Restriction Agreements, which we refer to as the transferee restriction agreements, are substantially similar to the terms of the stock restriction agreement, except the transferee restriction agreements: (i) do not include any terms regarding the management of our company and (ii) include a provision requiring the stockholder to vote any shares of voting stock acquired from the voting stockholders for directors nominated by such voting stockholder and (iii) include certain nomination rights in the event of the death or permanent mental disability of a voting stockholder. The transferee restriction agreements were amended to eliminate the stockholder’s right to require the Company to purchase the common stock on a prospective basis.

Leases

We lease our headquarters located in South Woodbury Township, Pennsylvania and an office building in Roaring Spring, PA pursuant to two lease agreements with South Woodbury LP, a limited partnership controlled by trusts for the benefit of the Detwiler family and in which the Company owns a 1.0% general partnership interest. Both lease agreements expire on May 31, 2023, and each has one five year option to extend.

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

In the fiscal year ended February 29, 2016 and February 28, 2015 we paid annual rent of $1.5 million and in the fiscal years ended February 28, 2014, we paid annual rent under these leases in the amount of $1.8 million, respectively.

Except as noted above, we believe each of the related party transactions are on an arm’s length basis.

Item 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for services provided by the Company's independent registered public accounting firms were as follows for the following fiscal years:

(in thousands)	2016	2015
Audit Fees (1)	1,775	1,840
Audit Related Fees (2)	47	45
Tax Fees	—	—
All Other Fees (3)	—	—
	$1,822	$1,885

(1)
Audit Fees. This category includes fees and expenses for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s quarterly reports. Also, during the fiscal year ended February 29, 2016, BDO USA,

LLP, the Company’s independent registered public accounting firm, or BDO, performed other attest services.

(2)
Audit-Related Fees. This category includes fees for due diligence, other audit-related accounting and reporting services related to significant acquisitions and certain agreed upon services. During the fiscal years ended February 29, 2016 and February 28, 2015, BDO performed annual audits on our benefit plans for the plan year ended December 31, 2014 and 2013.

(3)
All Other Fees. This category includes fees billed for products and services provided, other than services reported in items (1) through (3) above and include certain information systems reviews not performed in conjunction with the audit and licensing fees for software products.

Audit and other services provided by our principal accounting firm are reviewed, discussed and pre-approved by our Audit Committee and Chief Financial Officer.

PART IV

Item 15.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this report:

(1)	Financial Statements and Supplementary Data

Consolidated Financial Statements for the Period Ended February 29, 2016.

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

4.15
Form of the Company’s Exchange 13% Senior Secured Notes due 2018 and Form of Notation of Exchange Note (incorporated by reference from the Company’s Amendment No. 2 to Form S-4 (file no. 333-176538) filed on September 3, 2013).

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

10.2	Amended and Restated Executive Benefit Plan (incorporated by reference from the Company’s quarterly report on Form S-10-Q/A (file no. 333-176538) filed on October 13, 2015).

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

10.11
Employment Agreement, dated January 21, 2016, by and between New Enterprise Stone & Lime Co., Inc. and Albert L. Stone (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on January 26, 2016).

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

10.17
Separation and Release Agreement dated March 27, 2014 by and between New Enterprise Stone & Lime Co., Inc. and Steven B. Detwiler (incorporated by reference from the Company’s current report on Form 8-K (file no. 333-176538) filed on March 28, 2014).

10.18	New Enterprise Stone & Lime Co., Inc. Incentive Compensation Guidelines (incorporated by reference from the Company's current report on form 8-K (file no. 333-176538) filed on September 2, 2014).

10.19
Employment Agreement, dated January 21, 2016, by and between New Enterprise Stone & Lime Co., Inc. and Robert J. Schmidt Agent (incorporated by reference from the Company's current report on Form 8-K (file no. 333-176538) filed on January 2,1 2016).

10.20
Separation and Release Agreement, dated February 28, 2015, by and between Kevin D. Reed and the Company (incorporated by reference from the Company’s annual report on Form 10-K (file no. 333-176538) filed on May 18, 2015).

10.21
Amendment No. 1 to Revolving Credit Agreement among the Company and certain of its subsidiaries as borrowers, the lenders party thereto, Wells Fargo Bank, National Association as syndication agent and PNC Bank, National Association as administrative agent (incorporated by reference from the Company’s quarterly report on Form 10-Q (file no. 333-176538) filed on January 13, 2016).

10.22
Amendment No. 1 to Term Loan Credit and Guaranty Agreement among the Company, certain of its subsidiaries as guarantors, Cortland Capital Market Services LLC, as administrative agent and certain funds managed by KKR Asset Management LLC, as lenders (incorporated by reference from the Company’s quarterly report on Form 10-Q (file no. 333-176538) filed on January 13, 2016).

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Enterprise, Commonwealth of Pennsylvania on May 23, 2016.

NEW ENTERPRISE STONE & LIME CO., INC.

By:
/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul I. Detwiler, Jr.	Director, Chairman of the Board and Executive Committee Member	May 23, 2016
Paul I. Detwiler, Jr.

/s/ Paul I. Detwiler, III	President, Chief Executive Officer, and Secretary, Director, Executive Committee Member (Principal Executive Officer)	May 23, 2016
Paul I. Detwiler, III

/s/ Albert L. Stone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 23, 2016
Albert L. Stone

/s/ Daryl S. Black	Chief Accounting Officer and Corporate Controller	May 23, 2016
Daryl S. Black

/s/ Donald Devorris	Director	May 23, 2016
Donald Devorris

/s/ F. James McCarl	Director	May 23, 2016
F. James McCarl

/s/ Larry R. Webber	Director	May 23, 2016
Larry R. Webber

EXHIBIT INDEX

The following exhibits are being filed or furnished, as applicable, as part of this Annual Report on Form 10-K:

21.2*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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