Form 10-Q
period 2016-05-31
New Enterprise Stone & Lime Co., Inc.
filed 2016-07-11
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 11, 2016, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended May 31, 2016

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	May 31, 2016	February 29, 2016 *
Assets
Current assets
Cash and cash equivalents	$511	$40,561
Restricted cash	16,867	22,711
Accounts receivable, less reserves of $2,792 and $3,742 respectively	90,461	48,296
Inventories	108,233	103,363
Other current assets	5,430	5,134
Assets held for sale	5,563	5,558
Total current assets	227,065	225,623
Property, plant and equipment, net	308,710	307,421
Goodwill	81,492	81,492
Other intangible assets, net	17,140	17,365
Other noncurrent assets	21,245	21,182
Total assets	$655,652	$653,083
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$4,344	$3,155
Accounts payable - trade	42,121	33,481
Accrued liabilities	67,713	69,671
Total current liabilities	114,178	106,307
Long-term debt, less current maturities	679,104	664,517
Deferred income taxes	20,518	20,913
Other noncurrent liabilities	37,579	46,744
Total liabilities	851,379	838,481
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(322,638)	(312,510)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,155)	(2,196)
Total New Enterprise Stone & Lime Co., Inc. deficit	(197,557)	(187,470)
Noncontrolling interest in consolidated subsidiaries	1,830	2,072
Total deficit	(195,727)	(185,398)
Total liabilities and deficit	$655,652	$653,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 29, 2016.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended May 31,
(In thousands)	2016	2015
Revenue
Construction materials	$69,548	$69,878
Heavy/highway construction	40,989	50,681
Traffic safety services and equipment	24,858	20,157
Total revenue	135,395	140,716

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	43,416	48,841
Heavy/highway construction	41,997	50,241
Traffic safety services and equipment	19,303	15,868
Total cost of revenue	104,716	114,950

Depreciation, depletion and amortization	10,491	9,955
Asset impairment	—	183
Selling, administrative and general expenses	9,994	14,704
Gain on disposals of property, equipment and software	(391)	(100)
Operating income	10,585	1,024
Interest expense, net	(20,979)	(21,070)
Loss before income taxes	(10,394)	(20,046)
Income tax benefit	(424)	(908)
Net loss	(9,970)	(19,138)
Less: Net income attributable to noncontrolling interest	(158)	(135)
Net loss attributable to New Enterprise Stone & Lime Co., Inc.	(10,128)	(19,273)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	41	39
Comprehensive loss	(9,929)	(19,099)
Less: Comprehensive income attributable to noncontrolling interest	(158)	(135)
Comprehensive loss attributable to New Enterprise Stone & Lime Co., Inc.	$(10,087)	$(19,234)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
(In thousands)	2016	2015
Reconciliation of net loss to net cash from operating activities
Net loss	$(9,970)	$(19,138)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion and amortization	10,491	9,955
Asset impairment	—	183
Gain on disposals of property, equipment and software	(391)	(100)
Non-cash payment-in-kind interest accretion	863	5,136
Amortization and write-off of debt issuance costs	1,200	826
Deferred income taxes	(395)	(880)
Provision for bad debt	(499)	(133)
Changes in assets and liabilities:
Accounts receivable	(41,666)	(49,540)
Inventories	(4,870)	(94)
Other assets	(800)	334
Accounts payable	18,032	28,265
Other liabilities	(1,692)	(5,728)
Net cash used in operating activities	(29,697)	(30,914)
Cash flows from investing activities
Capital expenditures	(20,478)	(4,371)
Proceeds from sale of property, equipment and assets held for sale	514	2,831
Change in cash value of life insurance	—	(41)
Change in restricted cash	5,844	68
Net cash used in investing activities	(14,120)	(1,513)
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	—	23,705
Proceeds from issuance of long-term debt and other obligations	5,200	—
Repayments of long-term debt and other obligations	(1,033)	(772)
Distribution to noncontrolling interest	(400)	(291)
Net cash provided by financing activities	3,767	22,642
Net decrease in cash and cash equivalents	(40,050)	(9,785)
Cash and cash equivalents
Beginning of period	40,561	13,293
End of period	$511	$3,508

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended May 31, 2016

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary companies, and their wholly owned subsidiary companies, and entities where the Company has a controlling equity interest. All adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited Condensed Consolidated Financial Statements.  The unaudited Condensed Consolidated Financial Statements do not include all of the information or disclosures required for a complete presentation in accordance with GAAP. The year-end condensed balance sheet data at February 29, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 filed with the Securities and Exchange Commission (“SEC”) on May 23, 2016. The results for interim periods are not necessarily indicative of the results for the full fiscal year ending February 28, 2017 ("fiscal year 2017").

Related Party Transactions

The Company has certain related party transactions, including: (i) an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA to an entity controlled by a member of the Company's Board of Directors and stockholder; (ii) investments in Means to Go, LLC, in which the Company has an ownership interest of 50% or less, and an aircraft lease agreement with Means to Go, LLC; (iii) and South Woodbury, L.P. owns an office building in Roaring Spring, PA and an office building that is being used as the Company's corporate headquarters in New Enterprise, PA.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items have been reclassified to conform with the fiscal 2017 presentation. During the first quarter of fiscal year 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," resulting in retrospective adjustments to our prior financial statements. Debt issuance costs of $9.0 million previously reported as other current assets and other noncurrent assets on the Condensed Consolidated Balance Sheet as of February 29, 2016 were reclassified as a deduction from long-term debt.

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

The Company’s accounts receivable consists of the following:

	May 31,	February 29,
(In thousands)	2016	2016
Costs and estimated earnings in excess of billings	$21,012	$7,728
Trade	65,059	38,651
Retainages	7,182	5,659
	93,253	52,038
Allowance for doubtful accounts	(2,792)	(3,742)
Accounts receivable, net	$90,461	$48,296

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s inventories consist of the following:

	May 31,	February 29,
(In thousands)	2016	2016
Crushed stone, agricultural lime and sand	$73,976	$70,230
Safety equipment	15,394	14,762
Parts, tires and supplies	6,836	6,855
Raw materials	9,981	9,620
Building materials	1,352	1,167
Other	694	729
Total inventories	$108,233	$103,363

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over the shorter of the estimated service lives or the lease term by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	May 31,	February 29,
(In thousands)	2016	2016
Limestone and sand acreage	$145,569	$145,569
Land, buildings and building improvements	84,732	84,521
Crushing, prestressing and manufacturing plants	308,399	307,807
Contracting equipment vehicles and other	322,428	320,450
Construction in progress	21,648	14,884
Property, plant and equipment	882,776	873,231
Less: Accumulated depreciation and depletion	(574,066)	(565,810)
Property, plant and equipment, net	$308,710	$307,421

For the three months ended May 31, 2016 and 2015, depreciation expense was $9.3 million and $9.0 million, respectively.

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

As of May 31, 2016 and February 29, 2016, assets held for sale consists of land and certain operations at the Company's Wescosville, PA location and miscellaneous property in the amount of $4.9 million and $0.7 million, respectively. The Company expects to complete the sale of the remaining Wescosville, PA assets during the fiscal year ending February 28, 2017, however the sale of these assets requires certain regulatory approvals that could delay the sale beyond February 28, 2017.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 29, 2016, unless events or circumstances indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value. There were no impairment indicators noted during the three months ended May 31, 2016.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are amortized over a straight-line basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded amortization expense related to intangible assets other than goodwill of $0.2 million during the three months ended May 31, 2016 and 2015.

Other Noncurrent Assets

The Company’s Other noncurrent assets consist of the following:

	May 31,	February 29,
(In thousands)	2016	2016
Capitalized software (net of accumulated amortization of $5,000 and $4,625, respectively)	$6,775	$7,150
Deferred stripping costs	4,952	5,017
Other	9,518	9,015
Total other noncurrent assets	$21,245	$21,182

The amortization expense related to capitalized software was $0.4 million and $0.3 million for the three months ended May 31, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of May 31, 2016 and February 29, 2016, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets.

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

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. While we are still evaluating the impact of ASU 2016-02, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In January 2016 the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of current guidance on the recognition, measurement and disclosure of financial instruments. Among other changes, this ASU requires most equity investments be measured at fair value. Additionally, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for instruments not recognized at fair value in our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. While we are still evaluating the impact of ASU 2016-01, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In September 2015, the FASB Issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments-ASU 2015-16 was issued to require an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. This standard was adopted by the Company as of May 31, 2016 and required no adjustment to the financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 was issued to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods with those fiscal years. This standard was adopted by the Company as of May 31, 2016.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. The amendments in all three parts of this Update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. An entity should apply the amendments in Parts I and II retrospectively for all financial statements presented. An entity should apply the amendments on Part III prospectively. This standard was adopted by the Company as of May 31, 2016 and required no adjustment to the financial statements.

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

In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption of the amendments in this update are permitted. This standard was adopted by the Company as of May 31, 2016 and required no adjustment to the financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The May 31, 2016 adoption of the ASU resulted in a reclassification of our other current and noncurrent assets to long-term debt in our Consolidated Balance Sheet as of February 29, 2016 and May, 31, 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. This standard was adopted by the Company as of May 31, 2016 and required no adjustment to the financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This standard was adopted by the Company as of May 31, 2016 and required no adjustment to the financial statements.

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

The Company maintains credit facilities that contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and the $265 million 13% senior secured notes due 2018 (the "Secured Notes"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our Revolving Credit Facility, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At May 31, 2016, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	May 31,	February 29,
(In thousands)	2016	2016
Insurance	$24,835	$24,732
Interest	16,533	25,578
Payroll and vacation	8,822	6,385
Withholding taxes	1,269	173
Billings in excess of costs and estimated earnings on uncompleted contracts	5,413	3,504
Contract expenses *	2,821	1,684
Other	8,020	7,615
Total accrued liabilities	$67,713	$69,671

* Included within contract expenses is $0.3 million and $0.6 million of provision for loss contracts as of May 31, 2016 and February 29, 2016, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	May 31,	February 29,
(In thousands)	2016	2016
RCA ($88.4 million and $80.6 million available as of May 31, 2016 and February 29, 2016, respectively)	$—	$—
11% Notes, due 2018	250,000	250,000
13% Secured Notes, due 2018	355,713	345,353
Term Loans, interest rate of 8%	70,000	70,000
Other obligations	15,638	11,319
Unamortized discounts and debt issuance costs	(7,903)	(9,000)
Total debt	683,448	667,672
Less: Current portion	(4,344)	(3,155)
Total long-term debt	$679,104	$664,517

Our total debt is presented in the table above net of unamortized discounts from par and unamortized deferred debt issuance costs. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1.1 million of interest expense for the three months ended May 31, 2016 and 2015.

The RCA bears interest, at the Company’s option, at rates based upon LIBOR, plus a margin of 4.0% (with a LIBOR floor of 1.0%) or the base rate, plus a margin of 3.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The weighted average interest rate on the RCA was 7.05% and 6.65% as of May 31, 2016 and 2015, respectively. The Term Loans bear interest, at the Company’s option, at rates based upon the LIBOR plus, a margin of 7.0% (with a LIBOR floor of 1.0%) or the base rate plus a margin of 6.0%. At May 31, 2016 and 2015 the weighted average interest rate on the Term Loans was 8.0%.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. The Term Loans and the RCA will mature on December 14, 2017 unless the Company refinances its Secured Notes by such date and will mature on June 2, 2018 unless the Company refinances its Notes by June 1, 2018.

Availability under the RCA is determined pursuant to a borrowing base formula based on eligible receivables and eligible inventory, subject to an availability block and to such other reserves as the Revolver Agent and the Syndication Agent may impose in accordance with the RCA. The availability block is initially $20.0 million but reduces to $10.0 million if the Company achieves a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any fiscal quarter on a rolling four (4) quarter basis and further reduces to $0.0 million if the Company achieves such fixed charge coverage ratio as of the end of the two immediately subsequent fiscal quarters. However, if at any time following the effectiveness of any of the reductions to the availability block the fixed charge coverage ratio as of the end of any quarter measured on a rolling four (4) quarter basis shall be less than 1.00 to 1.00, the availability block shall be increased back to $20.0 million, subject to further reduction as provided above; provided, that such reductions may occur no more than two (2) times, and if the availability block is increased back to $20.0 million following the second reduction, such increase shall be permanent and shall not be subject to further reduction. The Company achieved a fixed charge coverage ratio (as defined in the Credit Facilities) of greater than 1.00 to 1.00 for the previous three consecutive quarter and therefore the availability block related to the RCA remained at $0.0 million.

The Company is required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. As of May 31, 2016 the Company was required to have a minimum trailing twelve-month EBITDA, as defined in the credit agreement, of at least $66.8 million. Commencing with the fiscal quarter ending May 31, 2017, the Company will be required under the Credit Facilities to maintain as of the end of each fiscal quarter a fixed charge coverage ratio of not less than 1.00 to 1.00 measured on a rolling four quarter basis.

As of May 31, 2016, the Company was in compliance with all of its covenant requirements.

Refer to Note 12, "Subsequent Events" for further information related to the Secured Notes.

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

On March 3, 2016, the Company notified the trustee of its Secured Notes that it had elected to pay interest on the Secured Notes for the 12-month period commencing March 15, 2016 in the form of 12% cash payment and 0% payment in kind, which represents $42.7 million and $0.0 million of interest, respectively, for the same 12-month period. At May 31, 2016, the inception-to-date PIK interest was $90.7 million and was recorded as an increase to the Secured Notes.

With respect to any interest payment payable after March 15, 2017, interest will be payable solely in cash.

On and after March 15, 2016, the Secured Notes are redeemable, in whole or in part, at the redemption prices specified as follows:

Time Period	Percentage
March 15, 2016 to March 14, 2017	103.25%
March 15, 2017 and thereafter	100.00%

In addition, the Company may be required to make an offer to purchase the Secured Notes upon the sale of certain assets or upon a change of control. The Company will be required to redeem certain portions of the Secured Notes for tax purposes by September 15, 2017 and each accrual period thereafter.

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

Refer to Note 12, "Subsequent Events" for further information related to the Secured Notes.

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

Land, Equipment and Other Obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $5.2 million of new obligations at 6.0% for 45 months secured by certain equipment, in the three months ended May 31, 2016.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2017 and February 29, 2016, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended May 31, 2016 and 2015 were 4.1% and 4.5%, respectively, resulting in tax benefit of $0.4 million and $0.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

Cash paid for income taxes was immaterial for the three months ended May 31, 2016 and 2015, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $1.5 million and $0.2 million, respectively, for the three months ended May 31, 2016, and $1.5 million and $0.1 million, respectively for the three months ended May 31, 2015.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Net periodic pension expense recognized was as follows:

	Three Months Ended May 31,
(In thousands)	2016	2015
Net periodic benefit cost
Service cost	$62	$78
Interest cost	100	93
Expected return on plan assets	(135)	(155)
Amortization of prior service cost	10	13
Recognized net actuarial loss	60	54
Total pension expense	$97	$83

The Company does not expect to make contributions to the plans during the fiscal year ending February 28, 2017.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	May 31,	February 29,
(In thousands)	2016	2016
Reclamation costs	$19,389	$19,116
Executive deferred compensation liability	4,912	4,989
PIK accrued interest	—	9,497
Other	13,278	13,142
	$37,579	$46,744

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

Prior to January 1, 2016, the Company maintained a captive insurance company, Rock Solid Insurance Company (“Rock Solid”), for workers’ compensation (non-Pennsylvania employees), general liability, auto, health, and property coverage. Rock Solid is required to maintain a Collateral Trust Agreement with an insurer for the deductible portion of its liability coverage.  The total amount of collateral provided under this arrangement is recorded as part of restricted cash in the amount of $15.5 million as of May 31, 2016 and February 29, 2016 in our Condensed Consolidated Balance Sheets. Reserves for retained losses within Rock Solid, which are recorded in accrued liabilities in our Condensed Consolidated Balance Sheets, were approximately $16.4 million and $16.0 million as of May 31, 2016 and February 29, 2016, respectively.  Included in Other noncurrent assets is approximately $7.0 million as of May 31, 2016 and February 29, 2016 for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are payable by insurance companies of approximately $7.0 million were recorded in other noncurrent liabilities in our Condensed Consolidated Balance Sheets as of May 31, 2016 and February 29, 2016.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended May 31,
(In thousands)	2016	2015
Revenue
Construction materials	$91,869	$95,563
Heavy/highway construction	40,989	50,681
Traffic safety services and equipment	28,335	20,157
Segment totals	161,193	166,401
Eliminations	(25,798)	(25,685)
Total revenue	$135,395	$140,716
Operating income
Construction materials	$18,260	$13,581
Heavy/highway construction	(2,211)	(1,185)
Traffic safety services and equipment	3,149	1,563
Corporate and unallocated	(8,613)	(12,935)
Total operating income	$10,585	$1,024

	Three Months Ended May 31,
(In thousands)	2016	2015
Depreciation, depletion and amortization
Construction materials	$7,346	$6,669
Heavy/highway construction	1,541	1,697
Traffic safety services and equipment	1,272	1,235
Corporate and unallocated	332	354
Total depreciation, depletion and amortization	$10,491	$9,955
Expenditures for assets (1)
Construction materials	$9,333	$6,711
Heavy/highway construction	667	2,603
Traffic safety services and equipment	1,210	1,483
Corporate and unallocated	30	107
Total expenditures for assets	$11,240	$10,904

(1) Includes $0.0 million and $0.1 million of deferred stripping and $0.0 million and $0.2 million of capitalized software for the three months ended May 31, 2016 and 2015, respectively.

10.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the three months ended:

(In thousands)	May 31, 2016	May 31, 2015
Capital lease and other non-cash obligations incurred	$3,113	$6,533
Cash paid for interest, net of amounts capitalized	27,878	25,478

11.          Condensed Issuer, Guarantor and Non Guarantor Financial Information

The Company’s Secured Notes and Notes are guaranteed by certain subsidiaries.  Except for Rock Solid, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Secured Notes or the Notes.  These entities include Rock Solid (RSIC), South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”). Beginning January 1, 2016 RSIC was inactive.

The following condensed consolidating balance sheets, Statements of comprehensive loss and Statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at May 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$239	$(755)	$1,027	$—	$511
Restricted cash	16,814	53	—	—	16,867
Accounts receivable, net	72,016	18,431	14	—	90,461
Inventories	92,889	15,344	—	—	108,233
Net investment in lease	—	—	1,505	(1,505)	—
Other current assets	4,588	842	—	—	5,430
Assets held for sale	5,563	—	—	—	5,563
Total current assets	192,109	33,915	2,546	(1,505)	227,065
Property, plant and equipment, net	288,046	20,664	4,519	(4,519)	308,710
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,788	10,352	—	—	17,140
Investment in subsidiaries	89,371	—	—	(89,371)	—
Other noncurrent assets	20,442	803	—	—	21,245
Total Assets	$672,403	$71,579	$7,065	$(95,395)	$655,652
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$4,927	$—	$922	$(1,505)	$4,344
Accounts payable - trade	34,685	7,149	287	—	42,121
Accrued liabilities	66,774	939	—	—	67,713
Total current liabilities	106,386	8,088	1,209	(1,505)	114,178
Intercompany payables	15,477	(15,511)	34	—	—
Long-term debt, less current maturities	675,384	—	3,720	—	679,104
Obligations under capital leases, less current maturities	4,519	—	—	(4,519)	—
Deferred income taxes	31,157	(10,639)	—	—	20,518
Other noncurrent liabilities	37,037	542	—	—	37,579
Total liabilities	869,960	(17,520)	4,963	(6,024)	851,379
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(197,557)	89,099	272	(89,371)	(197,557)
Noncontrolling interest	—	—	1,830	—	1,830
Total (deficit) equity	(197,557)	89,099	2,102	(89,371)	(195,727)
Total liabilities and (deficit) equity	$672,403	$71,579	$7,065	$(95,395)	$655,652

Condensed Consolidating Balance Sheet at February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$39,380	$(125)	$1,306	$—	$40,561
Restricted cash	22,658	53	—	—	22,711
Accounts receivable, net	35,663	12,619	14	—	48,296
Inventories	88,602	14,761	—	—	103,363
Net investment in lease	—	—	1,344	(1,344)	—
Other current assets	4,270	864	—	—	5,134
Assets held for sale	5,558	—	—	—	5,558
Total current assets	196,131	28,172	2,664	(1,344)	225,623
Property, plant and equipment, net	286,854	20,567	4,864	(4,864)	307,421
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,825	10,540	—	—	17,365
Investment in subsidiaries	83,794	—	—	(83,794)	—
Other noncurrent assets	16,691	838	3,653	—	21,182
Total Assets	$665,942	$65,962	$11,181	$(90,002)	$653,083
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$3,581	$—	$918	$(1,344)	$3,155
Accounts payable - trade	29,239	3,955	287	—	33,481
Accrued liabilities	68,337	1,334	—	—	69,671
Total current liabilities	101,157	5,289	1,205	(1,344)	106,307
Intercompany payables	12,710	(12,744)	34	—	—
Long-term debt, less current maturities	660,571	—	3,946	—	664,517
Obligations under capital leases, less current maturities	4,864	—	—	(4,864)	—
Deferred income taxes	31,552	(10,639)	—	—	20,913
Other noncurrent liabilities	42,558	533	3,653	—	46,744
Total liabilities	853,412	(17,561)	8,838	(6,208)	838,481
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(187,470)	83,523	271	(83,794)	(187,470)
Noncontrolling interest	—	—	2,072	—	2,072
Total (deficit) equity	(187,470)	83,523	2,343	(83,794)	(185,398)
Total liabilities and (deficit) equity	$665,942	$65,962	$11,181	$(90,002)	$653,083

Condensed Consolidating Statement of Comprehensive Loss for the three months ended May 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$109,304	$26,492	$385	$(786)	$135,395
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	84,735	20,508	—	(527)	104,716
Depreciation, depletion and amortization	9,177	1,314	—	—	10,491
Selling, administrative and general expenses	8,773	1,221	—	—	9,994
Gain on disposals of property, equipment and software	(348)	(43)	—	—	(391)
Operating income (loss)	6,967	3,492	385	(259)	10,585
Interest (expense) income, net	(21,024)	12	(226)	259	(20,979)
(Loss) income before income taxes	(14,057)	3,504	159	—	(10,394)
Income tax benefit	(424)	—	—	—	(424)
Equity in earnings of subsidiaries	9,303	—	—	(9,303)	—
Net (loss) income	(4,330)	3,504	159	(9,303)	(9,970)
Less: Net loss attributable to noncontrolling interest	—	—	(158)	—	(158)
Net (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	(4,330)	3,504	1	(9,303)	(10,128)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	41	—	—	—	41
Comprehensive (loss) income	(4,289)	3,504	159	(9,303)	(9,929)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(158)	—	(158)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(4,289)	$3,504	$1	$(9,303)	$(10,087)

Condensed Consolidating Statement of Comprehensive Loss for the three months ended May 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$119,524	$21,387	$3,191	$(3,386)	$140,716
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	98,651	16,669	2,955	(3,325)	114,950
Depreciation, depletion and amortization	8,681	1,274	—	—	9,955
Asset impairment	160	23	—	—	183
Selling, administrative and general expenses	13,087	1,534	83	—	14,704
Gain loss on disposals of property, equipment and software	(53)	(47)	—	—	(100)
Operating income (loss)	(1,002)	1,934	153	(61)	1,024
Interest (expense) income, net	(21,115)	18	(34)	61	(21,070)
(Loss) income before income taxes	(22,117)	1,952	119	—	(20,046)
Income tax benefit	(908)	—	—	—	(908)
Equity in earnings of subsidiaries	1,936	—	—	(1,936)	—
Net (loss) income	(19,273)	1,952	119	(1,936)	(19,138)
Less: Net loss attributable to noncontrolling interest		—	(135)	—	(135)
Net (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	(19,273)	1,952	(16)	(1,936)	(19,273)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—		—	39
Comprehensive (loss) income	(19,234)	1,952	119	(1,936)	(19,099)
Less: Comprehensive income attributable to noncontrolling interest		—	(135)	—	(135)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(19,234)	$1,952	$(16)	$(1,936)	$(19,234)

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(29,410)	$(630)	$343	$—	$(29,697)
Cash flows from investing activities
Capital expenditures	(20,478)	—	—	—	(20,478)
Proceeds from sale of property, equipment and assets held for sale	514	—	—	—	514
Change in restricted cash	5,844	—	—	—	5,844
Net cash used in investing activities	(14,120)	—	—	—	(14,120)
Cash flows from financing activities
Proceeds from issuance of long-term debt and other obligations	5,200	—	—	—	5,200
Repayments of long-term debt and other obligations	(811)	—	(222)	—	(1,033)
Distribution to noncontrolling interest	—	—	(400)	—	(400)
Net cash provided by (used in) financing activities	4,389	—	(622)	—	3,767
Net decrease in cash and cash equivalents	(39,141)	(630)	(279)	—	(40,050)
Cash and cash equivalents
Beginning of period	39,380	(125)	1,306	—	40,561
End of period	$239	$(755)	$1,027	$—	$511

Condensed Consolidating Statement of Cash Flows for the three months ended May 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(29,728)	$(94)	$(1,092)	$—	$(30,914)
Cash flows from investing activities
Capital expenditures	(4,371)	—		—	(4,371)
Proceeds from sale of property and equipment, and assets held for sale	2,831	—	—	—	2,831
Change in cash value of life insurance	(41)	—	—	—	(41)
Change in restricted cash	34	34	—	—	68
Net cash (used in) provided by investing activities	(1,547)	34	—	—	(1,513)
Cash flows from financing activities
Proceeds from issuance of short term borrowings	23,705	—	—	—	23,705
Repayments of long-term debt and other obligations	(772)	—	—	—	(772)
Distribution to noncontrolling interest	(291)	—	—	—	(291)
Net cash provided by financing activities	22,642	—	—	—	22,642
Net decrease in cash and cash equivalents	(8,633)	(60)	(1,092)	—	(9,785)
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$—	$—	$3,508	$—	$3,508

12.     Subsequent Events

New Term Loan Credit Agreement and 13% Notes Redemption

On July 8, 2016 (the “Closing Date”), the Company entered into a Term Loan Credit and Guaranty Agreement (the “New Term Loan Agreement”) among the Company, certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Cortland Capital Market Services LLC (“Cortland”) as administrative agent and collateral agent (the “Term Loan Agent”), providing for a term loan in the amount of $450.0 million (the “New Term Loan”).

The proceeds of the New Term Loan together with cash on hand and funds drawn from our RCA, (i) were used to repay the entire outstanding balance of the Company’s obligations under the existing term loan credit agreement dated February 14, 2014, as amended (the “Prior Term Loan Credit Agreement”) among the Company, certain funds managed by KKR Asset Management as lenders, and Cortland, terminating the Prior Term Loan Credit Agreement, and (ii) will be used to fund the redemption of all of the Company’s 13% Senior Secured Notes due 2018 (the “Secured Notes”), including accrued and unpaid interest thereon and the required make-whole premium. Funds sufficient to redeem in full all of the outstanding Secured Notes were deposited with the Secured Notes trustee on the Closing Date, and an irrevocable notice of such redemption was given to the holders of the Secured Notes, with the result that the Indenture governing the Secured Notes was discharged.

The obligations under the New Term Loan Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Priorities on various categories of collateral are allocated between the Company’s Revolving Credit Facility, amended as described below, and the New Term Loan pursuant to an Intercreditor Agreement dated as of the Closing Date.

The New Term Loan will mature on July 8, 2021, unless the Company fails to refinance its 11% Senior Notes due 2018 by June 1, 2018 (in which case the New Term Loan will mature on June 1, 2018).

Outstanding balances under the New Term Loan Agreement will bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate plus 7.0% or (b) a LIBOR rate plus 8.0% with a LIBOR floor of 1.0%.

In the event of a voluntary or mandatory prepayment or acceleration of the New Term Loan prior to July 8, 2020, the Company will be required to pay a prepayment premium. The amount of the prepayment premium depends on the circumstances in which it is triggered.

In connection with a Change of Control, so long as the New Term Loan has not been accelerated, the Company may prepay the New Term Loan and the prepayment premium will be the Specified Prepayment Premium. If the Company does not prepay the New Term Loan in full in connection with such Change of Control, then it must make an offer to prepay the New Term Loan at 101% of par.

As of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the New Term Loan Agreement and Revolving Credit Agreement Amendment (as defined below).

The New Term Loan Agreement includes other customary affirmative and negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to undertake certain actions, including, among other things, limitations on (i) the incurrence of indebtedness and liens, (ii) asset sales, (iii) dividends and other payments with respect to capital stock, (iv) acquisitions, investments and loans, (v) affiliate transactions, (vi) altering the business, (vii) prepaying indebtedness, (viii) making capital expenditures, and (ix) providing negative pledges to third parties.

In addition, the New Term Loan Agreement contains certain customary conditions to lending, representations and warranties and events of default, including, among other things, (i) payment defaults, (ii) cross-defaults to other material indebtedness, (iii) covenant defaults, (iv) loss of custody or control of property, (v) certain events of bankruptcy, (vi) the occurrence of a material adverse effect, (vii) material judgments, (viii) change in control, (ix) seizures of material property, (x) involuntary interruptions of material operations, and (xi) certain material events with respect to pension plans.

Amendment of Revolving Credit Agreement

On July 8, 2016, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”) among the Company and certain of its subsidiaries as borrowers, the lenders party thereto, Wells Fargo Bank, National Association as syndication agent (the “Syndication Agent”) and PNC Bank, National Association as administrative agent (the “Revolver Agent”). The Revolving Credit Agreement Amendment makes certain changes to the Company’s existing $105 million Revolving Credit Agreement among the same parties (the “Existing RCA”, and as amended, the “Revolving Credit Agreement”), including:

1) creation of a subfacility specifically for surety and insurance letters of credit, and an increase in the aggregate letter of credit sublimit by $15 million;
2) removal of an “Availability Block” triggered under the Existing RCA if the Company’s Fixed Charge Coverage Ratio was less than 1.00:1.00;
3) improvements to certain operational and reporting requirements;
4) amendments to allow for the New Term Loan Agreement and certain anticipated refinancing activities in relation to the Company’s outstanding unsecured notes;
5) reduced the interest rate margin to 2.75% on LIBOR based borrowings (with a 1% LIBOR Floor) or 1.75% on Domestic Rate based borrowings;
6) amendments to permit certain asset sales.

On July 8, 2016, the entire outstanding balance of the Company's obligations under the Company's Prior Term Loan Credit Agreement was terminated and the liability of the Company and its subsidiaries with respect to their obligations thereunder were discharged. In addition, funds sufficient to redeem in full all of the outstanding Secured Notes on August 8, 2016 (the “Redemption Date”) were deposited with the Secured Notes trustee on July 8, 2016. On the Redemption Date, such funds will be utilized to redeem the Secured Notes and at such time the Secured Notes Indenture shall terminate.

In connection with the New Term Loan Credit Agreement, the 13% Secured Notes Redemption and the Amendment of Revolving Credit Agreement, the Company wrote off all applicable pre-exiting unamortized deferred financing fees and incurred a 3.25% or $11.6 million prepayment penalty. The Company also incurred $23.6 million in fees in connection with the above mentioned agreements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 20 construction aggregates producers based on tonnage of crushed stone produced and one of the top 50 highway contractors based on revenues in the United States, according to industry surveys.

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

Execution of Strategic Initiates

     Fiscal year 2016 demonstrated our ability and commitment to implementing our strategic plan which led to a significant improvement in our financial performance and a further stabilization of our financial position. Our progress continued in the first quarter this year with a $9.6 million increase in operating profit to a record first quarter of $10.6 million. We believe our focus on standardization of operating procedures and utilization of performance measures, coupled with our new cost structure, will allow us to continue to make timely decisions in managing the business. We will continue to focus our resources on our core products and seek construction activity that favors maximum vertical integration. We continue to believe that operating income will increase at least 15% for the full fiscal year 2017.

Executive Summary

The following are key statistics for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015.

•	Cost of revenue decreased by $10.3 million (9.0%);

•	Operating income increased by $9.6 million (960.0%);

•	Selling, administrative and general expenses decreased by $4.7 million or 32.0%; and

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended May 31,
(In thousands)	2016	2015
Revenue	$135,395	$140,716
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	104,716	114,950
Depreciation, depletion and amortization	10,491	9,955
Asset impairment	—	183
Selling, administrative and general expenses	9,994	14,704
Gain on disposals of property, equipment and software	(391)	(100)
Operating income	10,585	1,024
Interest expense, net	(20,979)	(21,070)
Income (loss) before income taxes	(10,394)	(20,046)
Income tax expense (benefit)	(424)	(908)
Net income (loss)	$(9,970)	$(19,138)

The tables below disclose revenue and operating data for our reportable segments before certain intra- and intercompany eliminations. We include inter-segment and certain intra-segment sales in our comparative analysis of revenue at the product line level and this presentation is consistent with the basis on which we review results of operations.  We also operate ancillary port operations and certain rental operations, which are included in our other non-core business operations presented as part of construction materials. All non-allocated operating costs are reflected in the corporate and unallocated line item presented below.

The following table summarizes our segment revenue:

	Three Months Ended May 31,
(In thousands)	2016	2015
Segment Revenue
Construction materials	$91,869	$95,563
Heavy/highway construction	40,989	50,681
Traffic safety services and equipment	28,335	20,157
Segment totals	161,193	166,401
Inter-segment eliminations	(25,798)	(25,685)
Total revenue	$135,395	$140,716

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended May 31,
	2016	2015
Segment Revenue:
Construction materials	57.0%	57.4%
Heavy/highway construction	25.4%	30.5%
Traffic safety services and equipment	17.6%	12.1%
Segment totals	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended May 31,
(In thousands)	2016	2015
Segment Cost of Revenue
Construction materials	$65,737	$74,526
Heavy/highway construction	41,997	50,241
Traffic safety services and equipment	22,780	15,868
Segment totals	130,514	140,635
Eliminations	(25,798)	(25,685)
Total cost of revenue	$104,716	$114,950

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended May 31,
	2016	2015
Segment Cost of Revenue as Percent of Segment Revenue
Construction materials	71.6%	78.0%
Heavy/highway construction	102.5%	99.1%
Traffic safety services and equipment	80.4%	78.7%

The following table summarizes the segment operating income:

	Three Months Ended May 31,
(In thousands)	2016	2015
Operating Income (Loss)
Construction materials	$18,260	$13,581
Heavy/highway construction	(2,211)	(1,185)
Traffic safety services and equipment	3,149	1,563
Segment totals	19,198	13,959
Corporate and unallocated	(8,613)	(12,935)
Total operating income	$10,585	$1,024

Three Months Ended May 31, 2016 Compared to Three Months Ended May 31, 2015

Revenue

Total revenue decreased $5.3 million or 3.8% to $135.4 million for the three months ended May 31, 2016 compared to $140.7 million for the three months ended May 31, 2015.  The decrease in revenue was primarily the result of reduced heavy/highway construction revenue of $9.7 million in the three months ended May 31, 2016 compared to the three months ended May 31, 2015 which was due to the weather delaying the progress of certain projects.

Segment revenue for our construction materials business decreased $3.7 million, or 3.9% to $91.9 million for the three months ended May 31, 2016 compared to $95.6 million for the three months ended May 31, 2015. Increases in both aggregates revenues of $2.7 million and ready mixed concrete revenues of $0.2 million, were offset by a decline in hot mixed asphalt revenues of $3.0 million for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. The increase in both aggregates and ready mixed concrete revenue was primarily attributable to the increase in price per ton shipped and consumed and price per yard, respectively as we continue to focus on strategic price increases in our markets. Tons of aggregates shipped and consumed and yards of ready mixed concrete sold were flat for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Hot mix asphalt revenues declined as a result of a reduction in asphalt selling prices attributable to the lower asphalt cement costs offset by a approximately a 6.1% increase in volume. The remainder of the decrease was a primarily a result of reduced fuel revenues attributable to the lower cost of fuel which is a pass through to hired haulers and other internal operations.

Segment revenue for our heavy/highway construction business decreased $9.7 million, or 19.1% to $41.0 million for the three months ended May 31, 2016 compared to $50.7 million for the three months ended May 31, 2015.  The decrease in revenue was primarily attributable to the weather delaying the timing of completion of available work on certain heavy highway projects in our West region.

Segment revenue for our traffic safety services and equipment businesses increased, $8.1 million, or 40.1% to $28.3 million for the three months ended May 31, 2016 compared to $20.2 million for the three months ended May 31, 2015. The increase was attributable to increased intercompany activity as well as revenue associated with our new service offerings.

Cost of Revenue

Total cost of revenue decreased $10.3 million or 9.0% to $104.7 million for the three months ended May 31, 2016 compared to approximately $115.0 million for the three months ended May 31, 2015. This decrease is attributable to the reduction of heavy/highway construction activity and a reduction in commodity prices as compared to the prior year's three months ended May 31, 2015.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 6.4% to 71.6% for the three months ended May 31, 2016 compared to 78.0% for the three months ended May 31, 2015. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base as well as a decrease in the cost of commodities as compared to the prior year's three months ended May 31, 2015.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased by 3.4% to 102.5% for the three months ended May 31, 2016 compared to 99.1% for the three months ended May 31, 2015. The increase in segment cost of sales as a percentage of sales was primarily attributable to reduced segment revenue on a similar cost base as we began operations for the year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue declined slightly by 1.7% to 80.4% for the three months ended May 31, 2016 compared to 78.7% for the three months ended May 31, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.5 million, or 5.0% to $10.5 million for the three months ended May 31, 2016 compared to $10.0 million for the three months ended May 31, 2015. The increase was primarily attributable to higher depreciable assets due to increase of capital expenditures compared to the prior year's three months ended May 31, 2015.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $4.7 million, or 32.0% to $10.0 million for the three months ended May 31, 2016 compared to $14.7 million for the three months ended May 31, 2015. The decrease was primarily attributable to a reduction in consultants fees related to restructuring in the previous year which did not recur and to a lesser extent reduced costs related to the utilization of shared services.

Operating Income

Operating income increased $9.6 million, or 960.0% to $10.6 million for the three months ended May 31, 2016, as compared to $1.0 million for the three months ended May 31, 2015. This increase was primarily attributable to strategic price increases within certain markets, continued cost controls and to a lesser extent lower commodity prices.

Operating income for our construction materials business increased $4.7 million, or 34.6% to $18.3 million for the three months ended May 31, 2016 compared to $13.6 million for the three months ended May 31, 2015. Operating income for aggregates increased $4.7 million, to $15.0 million for the three months ended May 31, 2016 compared to $10.3 million for the three months ended May 31, 2015. These increases were primarily due to strategic price increases on tons shipped and consumed for our products in most markets, as well as continued cost controls. Ready mixed concrete and hot mix asphalt operating income was flat for the three months ended May 31, 2016 compared to the three months ended May 31, 2015.

Operating loss for our heavy/highway construction business grew by $1.0 million, to an operating loss of $2.2 million for the three months ended May 31, 2016 compared to an operating loss of $1.2 million for the three months ended May 31, 2015. The widening operating loss was attributable to less work completed for the period with similar startup costs in the beginning of the construction season.

Operating income for our traffic safety services and equipment businesses increased by $1.5 million, or 93.8% to $3.1 million for the three months ended May 31, 2016 compared to $1.6 million for the three months ended May 31, 2015.  The increase in profitability is primarily attributable to the revenue increases on a fixed cost basis.

Interest Expense, net

Net interest expense decreased $0.1 million, or 0.5% to $21.0 million for the three months ended May 31, 2016 compared to $21.1 million for the three months ended May 31, 2015 due primarily to the 1% decrease in interest rates associated with the election of paying all cash on our secure notes offset by higher borrowings year over year.

Income Tax Benefit

The income tax provision for the three months ended May 31, 2016 and May 31, 2015 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 29, 2016 and February 28, 2015, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended May 31, 2016 and 2015 were 4.1% and 4.5%, respectively, resulting in tax benefit of $0.4 million and $0.9 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of May 31, 2016 we had no borrowings under the RCA with $88.4 million available compared to no borrowings under the RCA, with $80.6 million available as of February 29, 2016. As of May 31, 2016, we had $0.5 million in cash and cash equivalents and working capital of $112.9 million compared to $40.6 million in cash and cash equivalents and working capital of $121.2 million as of February 29, 2016. Cash balances of $16.9 million and $22.7 million as of May 31, 2016 and February 29, 2016, respectively, were restricted in certain consolidated subsidiaries for insurance requirements or for the purchase of fixed assets. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. Under the Credit Facilities we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. As of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the Credit Facilities. Our capital expenditure limitation for fiscal year 2017 is $45.0 million, adjusted for certain asset proceeds in accordance with amendments. As of May 31, 2016, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

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

We have begun a process to evaluate our options to refinance the indentures.  Refer to Subsequent Events footnote for further information.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the three months ended May 31, 2016 and May 31, 2015.

	Three Months Ended May 31,
(In thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(29,697)	$(30,914)
Investing activities	(14,120)	(1,513)
Financing activities	3,767	22,642
Cash paid for capital expenditures	(20,478)	(4,371)

Operating Activities

Net cash used in operating activities improved $1.2 million to $29.7 million for the three months ended May 31, 2016 compared to net cash used of $30.9 million for the three months ended May 31, 2015. Cash used in operating activities decreased as a result of improved operating income offset by the timing of accounts payable payments associated with certain fixed asset expenditures committed in the previous year.

Investing Activities

Net cash used in investing activities changed $12.6 million to $14.1 million in the three months ended May 31, 2016 compared to net cash used of $1.5 million in the three months ended May 31, 2015. Net cash used in investing activities changed primarily due to the increase in capital expenditures.

Financing Activities

Net cash from financing activities improved $18.8 million to $3.8 million in the three months ended May 31, 2016 compared to $22.6 million of cash provided by for the three months ended May 31, 2015.  The improvement in cash used in financing activities was primarily due to the increased cash at fiscal year end February 29, 2016 which resulted in no borrowings for the three months ended May 31, 2016 , as compared to borrowings of $23.7 million in three months ended May 31, 2015, respectively, under our short-term opligations.

Capital Expenditures

Cash capital expenditures increased to $20.5 million for the three months ended May 31, 2016 compared to $4.4 million for the three months ended May 31, 2015. Cash paid for capital expenditures included $12.4 million of assets purchased in the prior period and paid during the three months ended May 31, 2016. Total capital expenditures during the three months ended May 31, 2016 increased slightly compared to the three months ended May 31, 2015. The capital expenditures for the three months ended May 31, 2016 were related primarily to mobile plant equipment. The Company also incurred $3.1 million of non-cash capital expenditures for the three months ended May 31, 2016 as compared to $6.5 million for the three months ended May 31, 2015.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” and Note 12 "Subsequent Events" to the Condensed Consolidated Financial Statements for further information.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies as reported in our notes to our financial statements for the fiscal year ended February 29, 2016 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could” and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	material weaknesses and significant deficiencies in our internal control over financial reporting;

•	risks associated with the cyclical nature of our business and dependence on activity within the construction industry;

•	declines in public sector construction and reductions in governmental funding which could continue to adversely affect our operations and results;

•	our reliance on private investment in infrastructure and a slower than normal recovery which continue to adversely affect our results;

•	a decline in the funding of Pennsylvania Department of Transportation, which we refer to as PennDot, the Pennsylvania Turnpike Commission, the New York State Thruway Authority or other state agencies;

•	difficult and volatile conditions in the credit markets may adversely affect our financial position, results of operations and cash flows;

•	our substantial debt and the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness thereunder;

•	impact of our credit rating on our cost of capital and ability to refinance;

•	the potential for our lender to modify the terms of our asset-based loan facility;

•	the risk of default of our existing and future indebtedness, which may result in an acceleration of our indebtedness hereunder;

•	the potential to inaccurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	the weather and seasonality;

•	our operation in a highly competitive industry within our local markets;

•	rising costs of health care;

•	our dependence upon securing and permitting aggregate reserves in strategically located areas;

•	risks related to our ability to acquire other businesses in our industry and successfully integrate them with our existing operations;

•	risks associated with our capital-intensive business;

•	risks related to our ability to meet schedule or performance requirements of our contracts;

•	changes to environmental, health and safety laws;

•	our dependence on our senior management;

•	our ability to recruit additional management and other personnel and our ability to grow our business effectively or successfully implement our growth plans;

•	the potential for labor disputes to disrupt operations of our businesses;

•	special hazards related to our operations that may cause personal injury or property damage;

•	unexpected self-insurance claims and reserve estimates;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	our ability to permit additional reserves in select locations;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	general business and economic conditions, particularly an economic downturn;

•	our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel; and

•	the other factors discussed under Item 1A-Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 29, 2016.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of May 31, 2016, we had $0.0 million in indebtedness outstanding under the RCA and $70.0 million under the Term Loans subject to variable interest rates. Each change of 1.00% in interest rates would result in an approximate $0.7 million change in our annual interest expense relating to the RCA and Term Loans.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011, management identified certain material weaknesses in our internal control over financial reporting as further described below.

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

•
We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to accounting for the difference between the book and tax bases of the company’s property, plant and equipment and capital leases. This material weakness which was identified by management and our independent auditors in fiscal year 2012 resulted in additional procedures performed by management and adjustments identified by management and our independent auditors during the fiscal years 2016, 2015, 2014, 2013, and 2012.

We have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during fiscal year 2017.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the quarter ended May 31, 2016, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

No changes as of the first quarter ended May 31, 2016.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 filed with the SEC on May 23, 2016, including those disclosed under the caption “Risk Factors,” which could materially affect our business, financial condition or future results.  Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.  If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.  The risks described in our Form 10-K have not materially changed.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: July 11, 2016	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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