Form 10-Q
period 2016-08-31
New Enterprise Stone & Lime Co., Inc.
filed 2016-10-11
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 11, 2016, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended August 31, 2016

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	August 31, 2016	February 29, 2016 *
Assets
Current assets
Cash and cash equivalents	$11,083	$40,561
Restricted cash	1,401	22,711
Accounts receivable, less reserves of $2,475 and $3,742 respectively	133,145	48,296
Inventories	114,602	103,363
Other current assets	6,919	5,134
Assets held for sale	4,912	5,558
Total current assets	272,062	225,623
Property, plant and equipment, net	316,588	307,421
Goodwill	81,492	81,492
Other intangible assets, net	16,916	17,365
Other noncurrent assets	16,687	21,182
Total assets	$703,745	$653,083
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$6,223	$3,155
Accounts payable - trade	46,948	33,481
Accrued liabilities	71,055	69,671
Total current liabilities	124,226	106,307
Long-term debt, less current maturities	713,086	664,517
Deferred income taxes	20,869	20,913
Other noncurrent liabilities	33,084	46,744
Total liabilities	891,265	838,481
Commitments and contingencies (Note 2 and Note 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(314,633)	(312,510)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,113)	(2,196)
Total New Enterprise Stone & Lime Co., Inc. deficit	(189,510)	(187,470)
Noncontrolling interest in consolidated subsidiaries	1,990	2,072
Total deficit	(187,520)	(185,398)
Total liabilities and deficit	$703,745	$653,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 29, 2016.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Revenue
Construction materials	$104,895	$115,853	$174,443	$185,731
Heavy/highway construction	86,183	107,799	127,172	158,480
Traffic safety services and equipment	26,877	22,903	51,735	43,060
Total revenue	217,955	246,555	353,350	387,271

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	48,223	62,762	91,639	111,603
Heavy/highway construction	81,355	97,982	123,352	148,223
Traffic safety services and equipment	20,072	16,956	39,375	32,824
Total cost of revenue	149,650	177,700	254,366	292,650

Depreciation, depletion and amortization	10,402	10,344	20,893	20,299
Asset impairment	64	—	64	183
Selling, administrative and general expenses	9,771	11,697	19,765	26,401
Gain on disposals of property, equipment and software	(459)	(3,733)	(850)	(3,833)
Operating income	48,527	50,547	59,112	51,571
Interest expense, net	(40,040)	(21,146)	(61,019)	(42,216)
Income (loss) before income taxes	8,487	29,401	(1,907)	9,355
Income tax expense (benefit)	322	1,331	(102)	423
Net (loss) income	8,165	28,070	(1,805)	8,932
Less: Net income attributable to noncontrolling interest	(160)	(137)	(318)	(272)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	8,005	27,933	(2,123)	8,660
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	42	39	83	78
Comprehensive income (loss)	8,207	28,109	(1,722)	9,010
Less: Comprehensive income attributable to noncontrolling interest	(160)	(137)	(318)	(272)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,047	$27,972	$(2,040)	$8,738

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
(In thousands)	2016	2015
Reconciliation of net loss to net cash from operating activities
Net (loss) income	$(1,805)	$8,932
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation, depletion and amortization	20,893	20,299
Asset impairment	64	183
Gain on disposals of property, equipment and software	(850)	(3,833)
Non-cash payment-in-kind interest accretion	863	10,165
Amortization and write-off of debt issuance costs	6,646	2,164
Deferred income taxes	(44)	479
Provision for bad debt	(325)	84
Changes in assets and liabilities:
Accounts receivable	(84,524)	(99,981)
Inventories	(11,240)	(4,163)
Other assets	(2,790)	(1,650)
Accounts payable	24,597	36,924
Other liabilities	1,124	16,265
Net cash used in operating activities	(47,391)	(14,132)
Cash flows from investing activities
Capital expenditures	(32,565)	(11,830)
Proceeds from sale of property, equipment and assets held for sale	1,597	5,849
Change in restricted cash	21,310	154
Net cash used in investing activities	(9,658)	(5,827)
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	38,938	30,091
Proceeds from issuance of long-term debt and other obligations	455,200	—
Repayments of long-term debt and other obligations	(443,101)	(1,709)
Debt issuance costs	(23,066)	—
Distribution to noncontrolling interest	(400)	(291)
Net cash provided by financing activities	27,571	28,091
Net (decrease) increase in cash and cash equivalents	(29,478)	8,132
Cash and cash equivalents
Beginning of period	40,561	13,293
End of period	$11,083	$21,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended August 31, 2016

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

Related Party Transactions

The Company has certain related party transactions, including: (i) an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA to MacInnis Group, LLC, an entity controlled by a member of the Company's Board of Directors and stockholder; (ii) a less than 50% ownership interest in, and an aircraft lease with, Means to Go, LLC, a limited liability company in which several stockholders have an ownership interest; (iii) and a lease agreement with South Woodbury, L.P., a partnership which is owned for the benefit of certain affiliates of stockholders, for an office building in Roaring Spring, PA and an office building that is being used as the Company's corporate headquarters in New Enterprise, PA.

The Company purchased $0.0 million of precast/prestressed beams and related services from MacInnis Group, LLC during the six months ended August 31, 2016 and primarily sold stone and ready mixed concrete in the amount of $0.7 million to MacInnis Group LLC during the six months ended August 31, 2016.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities where the Company has a controlling equity interest. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period items have been reclassified to conform with the fiscal year 2017 presentation. During the fiscal year 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," resulting in retrospective adjustments to our prior financial statements. Debt issuance costs of $9.0 million previously reported as other current assets and other noncurrent assets on the Condensed Consolidated Balance Sheet as of February 29, 2016 were reclassified as a reduction from long-term debt.

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

Accounts Receivable

Trade accounts receivable, less allowance for doubtful accounts, are recorded at the invoiced amount plus service charges related to past due accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, including service charges.  The Company determines the allowance based on historical write-off experience, specific identification based on a review of individual past due balances and their composition, and the nature of the customer.  Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable consists of the following:

	August 31,	February 29,
(In thousands)	2016	2016
Costs and estimated earnings in excess of billings	$24,726	$7,728
Trade	102,597	38,651
Retainages	8,297	5,659
	135,620	52,038
Allowance for doubtful accounts	(2,475)	(3,742)
Accounts receivable, net	$133,145	$48,296

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s inventories consist of the following:

	August 31,	February 29,
(In thousands)	2016	2016
Crushed stone, agricultural lime and sand	$79,028	$70,230
Safety equipment	16,678	14,762
Parts, tires and supplies	6,713	6,855
Raw materials	10,098	9,620
Building materials	1,291	1,167
Other	794	729
Total inventories	$114,602	$103,363

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over the shorter of the estimated service lives or the lease term by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	August 31,	February 29,
(In thousands)	2016	2016
Limestone and sand acreage	$145,569	$145,569
Land, buildings and building improvements	84,760	84,521
Crushing, prestressing and manufacturing plants	312,806	307,807
Contracting equipment vehicles and other	342,597	320,450
Construction in progress	14,102	14,884
Property, plant and equipment	899,834	873,231
Less: Accumulated depreciation and depletion	(583,246)	(565,810)
Property, plant and equipment, net	$316,588	$307,421

For the three months ended August 31, 2016 and 2015, depreciation expense was $8.9 million and $9.0 million, respectively. For the six months ended August 31, 2016 and 2015, depreciation expense was $18.3 million and $18.1 million, respectively.

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

As of August 31, 2016 and February 29, 2016, assets held for sale consists primarily of land and certain operations at the Company's Wescosville, PA location and miscellaneous property in the amount of $4.9 million and $5.6 million, respectively. The Company expects to complete the sale of the remaining Wescosville, PA assets during the fiscal year ending February 28, 2017; however, the sale of these assets requires certain regulatory approvals that could delay the sale beyond February 28, 2017.

During the six months ended August 31, 2016, the Company finalized its sale of certain properties previously recorded as Assets Held for Sale at February 29, 2016 for $0.9 million in cash. The Company recorded a gain of approximately $0.3 million and recorded additional impairment of approximately $0.1 million on these sales.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 29, 2016, unless events or circumstances indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value. There were no impairment indicators noted during the six months ended August 31, 2016.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are amortized over a straight-line basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded amortization expense related to intangible assets other than goodwill of $0.2 million during the three months ended August 31, 2016 and 2015, and $0.4 million and $0.5 million during the six months ended August 31, 2016 and 2015, respectively.

Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	August 31,	February 29,
(In thousands)	2016	2016
Capitalized software (net of accumulated amortization of $5,376 and $4,625, respectively)	$6,400	$7,150
Deferred stripping costs	4,810	5,017
Other	5,477	9,015
Total other noncurrent assets	$16,687	$21,182

The amortization expense related to capitalized software was $0.4 million and $0.3 million for the three months ended August 31, 2016 and 2015, respectively, and $0.7 million and $0.5 million for the six months ended August 2016, and 2015, respectively.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of August 31, 2016 and February 29, 2016, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets. The Company recorded a charge included in operating income of approximately $3.5 million and $4.3 million related to the revision of costs to complete on certain contracts during the three and six months ended August 31, 2016, respectively.

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

Recently Issued and Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which amends guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. While we are still evaluating the impact of ASU 2016-02, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

In September 2015, the FASB Issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments-ASU 2015-16 was issued to require an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. This standard was adopted by the Company and required no adjustment to the financial statements.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. The amendments in all three parts of this Update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. An entity should apply the amendments in Parts I and II retrospectively for all financial statements presented. An entity should apply the amendments on Part III prospectively. This standard was adopted by the Company and required no adjustment to the financial statements.

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

In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption of the amendments in this update are permitted. This standard was adopted by the Company and required no adjustment to the financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The adoption of the ASU, which had a later amendment, resulted in a reclassification of our other current and noncurrent assets to long-term debt in our Consolidated Balance Sheet as of February 29, 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. This standard was adopted by the Company and required no adjustment to the financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This standard was adopted by the Company and required no adjustment to the financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. This ASU (as later amended) is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

The Company maintains credit facilities that contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $250.0 million 11% senior notes due 2018 (the “Notes”) and the $450 million 9% term loan due 2021 (the "New Term Loan"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our Revolving Credit Facility, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. At August 31, 2016, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	August 31,	February 29,
(In thousands)	2016	2016
Insurance	$24,483	$24,732
Interest	19,329	25,578
Payroll and vacation	9,762	6,385
Withholding taxes	2,035	173
Billings in excess of costs and estimated earnings on uncompleted contracts	6,889	3,504
Contract expenses *	3,537	1,684
Other	5,020	7,615
Total accrued liabilities	$71,055	$69,671

* Included within contract expenses is $0.3 million and $0.6 million of provision for loss contracts as of August 31, 2016 and February 29, 2016, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	August 31,	February 29,
(In thousands)	2016	2016
RCA ($33.9 million and $80.6 million available as of August 31, 2016 and February 29, 2016, respectively)	$38,938	$—
11% Notes, due 2018	235,000	250,000
13% Secured Notes, due 2018	—	345,353
Term Loan, $450 million, interest rate of 9%, due 2021	450,000	—
Term Loans, interest rate of 8%	—	70,000
Other obligations	21,514	11,319
Unamortized discounts and debt issuance costs	(26,143)	(9,000)
Total debt	719,309	667,672
Less: Current portion	(6,223)	(3,155)
Total long-term debt	$713,086	$664,517

Our total debt is presented in the table above net of unamortized discounts from par and unamortized deferred debt issuance costs. Discounts and debt issuance costs are amortized using the effective interest method over the contractual terms or estimated life of the respective notes. Amortization of discounts and debt issuance costs totaled $1.9 million and $1.1 million of interest expense for the three months ended August 31, 2016 and 2015, respectively and $3.0 million and $2.2 million for the six months ended August 31, 2016 and 2015.

Refinancing

In July 2016, the Company entered into a Term Loan Credit and Guaranty Agreement (the “New Term Loan Agreement”) among the Company, certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Cortland Capital Market Services LLC (“Cortland”) as administrative agent and collateral agent (the “Term Loan Agent”), providing for a term loan in the amount of $450.0 million New Term Loan. The Company utilized the funds from this loan to prepay its 13% Senior Notes and its $70 million Term Loan. The Company also amended its Revolving Credit Agreement (“RCA”).

As a result of the refinancing and amendments, discounts and deferred financing fees associated with retired debt of $3.6 million were written off to interest expense. The Company recorded additional financing fees of $23.8 million which is included in the unamortized discounts and debt issuance costs as a component of long term debt on the balance sheet.

$450 million Term Loan

The obligations under the New Term Loan agreement are secured by substantially all of the assets of the Company and its subsidiaries. Priorities on various categories of collateral are allocated between the Company’s Revolving Credit Facility, amended as described below, and the New Term Loan pursuant to an Intercreditor Agreement.

The New Term Loan will mature on July 8, 2021, unless the Company fails to refinance its 11% Senior Notes (the “Notes”) due 2018 by June 1, 2018 (in which case the New Term Loan will mature on June 1, 2018).

Outstanding balances under the New Term Loan Agreement will bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate plus 7.0% or (b) a LIBOR rate plus 8.0% with a LIBOR floor of 1.0%. The Company is required to make quarterly interest payments beginning October 2016.

In the event of a voluntary or mandatory prepayment or acceleration of the New Term Loan, the Company will in certain circumstances set forth in the New Term Loan Agreement be required to pay a prepayment premium equal to the Prepayment Premium (as defined in the New Term Loan Agreement), Special Voluntary Prepayment Applicable Premium (as defined in the New Term Loan Agreement) or Specified Prepayment Premium (as defined in the New Term Loan Agreement), as applicable. The applicable prepayment premium due depends on the timing and circumstances of such voluntary or mandatory prepayment or acceleration.

As of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the New Term Loan agreement and RCA amendment (as defined below). For the trailing twelve-month period ending on May 31, 2016, and then ending on each August 31, November 30, February 28 (or February 29, if a leap year) and May 31 thereafter, for the term of the New Term Loan, maintain EBITDA of not less than $80.0 million.

The Company is limited to $45.0 million in capital expenditures for each fiscal year. The total amount of capital expenditures may be reduced by up to $5.0 million based upon the sale of certain assets.

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

The New Term Loan is guaranteed on a full and unconditional, and joint and several, basis by certain of the Company’s existing and future domestic subsidiaries (the “Guarantors” as described in Note 11, “Condensed Issuer, Guarantor and Non-Guarantor Financial Information”). In addition, the New Term Loan Agreement contains certain customary conditions to lending, representations and warranties and events of default, including, among other things, (i) payment defaults, (ii) cross-defaults to other material indebtedness, (iii) covenant defaults, (iv) loss of custody or control of property, (v) certain events of bankruptcy, (vi) the occurrence of a material adverse effect, (vii) material judgments, (viii) change in control, (ix) seizures of material property, (x) involuntary interruptions of material operations, and (xi) certain material events with respect to pension plans.

Revolving Credit Agreement (“RCA”)

In conjunction with the refinancing, the Company obtained certain amendments to the RCA. The interest rate margins on the RCA were reduced by 1.25% from 4.0% to 2.75% for LIBOR based on borrowings and by 1.25% from 3.0% to 1.75% for base rate borrowings. Borrowings based in LIBOR continue to have a floor of 1.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The weighted average interest rate on the RCA was 5.68% and 6.58% as of August 31, 2016 and 2015, respectively.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. As part of the amendments to the RCA, the availability block and cash dominion requirements were removed. In addition, the aggregate amount of the letter of credit sub-limit was increased by $15 million for insurance and surety purposes.

The Company is no longer subject to a fixed charge coverage ratio amount under the new amendments. However, the Company is subject to a spring fixed charge coverage ratio if the total availability of the RCA as defined in the Credit Facilities is at any time less than $20.0 million.

As of August 31, 2016, the Company was in compliance with all of its covenant requirements.

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

On or after September 1, 2016, the Company is permitted to redeem all or a part of the Notes at par.

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

In August 2016, the Company purchased $15.0 million of the $250.0 million outstanding 11% Senior Notes Due 2018 reducing the outstanding debt to $235.0 million.

Land, Equipment and Other Obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $5.2 million of new obligations at 6.0% for 45 months secured by certain equipment, and $6.5 million for leases of new equipment in the six months ended August 31, 2016.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2017 and February 29, 2016, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended August 31, 2016 and 2015 were 3.8% and 4.5%, respectively, resulting in tax expense of $0.3 million and $1.3 million, respectively. The effective income tax rates for the six months ended August 31, 2016 and 2015 were 5.3% and 4.5%, respectively, resulting in tax benefit of $0.1 million and tax expense of $0.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

Cash paid for income taxes was immaterial for the three and six months ended August 31, 2016 and 2015, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $2.0 million and $0.1 million, respectively, for the three months ended August 31, 2016, and $1.4 million and $0.1 million, respectively, for the three months ended August 31, 2015. The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $3.5 million and $0.3 million, respectively, for the six months ended August 31, 2016, and $2.9 million and $0.2 million, respectively for the six months ended August 31, 2015.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Net periodic pension expense recognized was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$62	$78	$124	$156
Interest cost	100	93	200	186
Expected return on plan assets	(135)	(155)	(270)	(310)
Amortization of prior service cost	10	13	20	26
Recognized net actuarial loss	60	54	120	108
Total pension expense	$97	$83	$194	$166

The Company does not expect to make contributions to the plans during the fiscal year ending February 28, 2017.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	August 31,	February 29,
(In thousands)	2016	2016
Reclamation costs	$19,737	$19,116
Executive deferred compensation liability	4,895	4,989
PIK accrued interest	—	9,497
Other	8,452	13,142
	$33,084	$46,744

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
During the three months ended August 31, 2016, the company issued a $15.0 million letter of credit to an insurer for the deductible portion of its liability coverage.  Prior to the issuance of the letter of credit, the Company maintained a cash Collateral Trust Agreement in the amount of $15.5 million recorded as restricted cash in our Condensed Consolidated Balance Sheets as of February 29, 2016. Reserves for retained losses within Rock Solid, which are recorded in accrued liabilities in our Condensed Consolidated Balance Sheets, were approximately $15.4 million and $16.0 million as of August 31, 2016 and February 29, 2016, respectively.  Included in other noncurrent assets is approximately $4.0 million and $7.0 million as of August 31, 2016 and February 29, 2016, respectively, for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are payable by insurance companies of approximately $4.0 million and $7.0 million were recorded in other noncurrent liabilities in our Condensed Consolidated Balance Sheets as of August 31, 2016 and February 29, 2016, respectively.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Revenue
Construction materials	$162,508	$178,280	$255,441	$270,146
Heavy/highway construction	86,183	107,799	127,172	158,480
Traffic safety services and equipment	30,737	27,336	59,073	51,498
Segment totals	279,428	313,415	441,686	480,124
Eliminations	(61,473)	(66,860)	(88,336)	(92,853)
Total revenue	$217,955	$246,555	$353,350	$387,271
Operating income
Construction materials	$49,135	$48,996	$67,395	$62,656
Heavy/highway construction	3,409	8,203	1,198	6,991
Traffic safety services and equipment	3,720	3,207	6,869	4,816
Corporate and unallocated	(7,737)	(9,859)	(16,350)	(22,892)
Total operating income	$48,527	$50,547	$59,112	$51,571

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Depreciation, depletion and amortization
Construction materials	$7,337	$6,858	$14,683	$13,523
Heavy/highway construction	1,455	1,880	2,996	3,577
Traffic safety services and equipment	1,280	1,261	2,552	2,496
Corporate and unallocated	330	345	662	703
Total depreciation, depletion and amortization	$10,402	$10,344	$20,893	$20,299
Expenditures for assets (1)
Construction materials	$14,547	$4,779	$23,879	$11,490
Heavy/highway construction	1,068	1,044	1,735	3,647
Traffic safety services and equipment	1,866	1,065	3,076	2,548
Corporate and unallocated	99	12	129	119
Total expenditures for assets	$17,580	$6,900	$28,819	$17,804

(1) Includes $0.0 million and $0.4 million of deferred stripping and $0.0 million and $0.0 million of capitalized software for the three months ended August 31, 2016 and 2015, respectively. Includes $0.0 million and $0.5 million of deferred stripping and $0.0 million and $0.2 million of capitalized software for the six months ended August 31, 2016 and 2015, respectively.

10.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the six months ended:

(In thousands)	August 31, 2016	August 31, 2015
Capital lease and other non-cash obligations incurred	$8,606	$5,974
Cash paid for interest, net of amounts capitalized	60,588	27,898

11.          Condensed Issuer, Guarantor and Non Guarantor Financial Information

The Company’s Notes are guaranteed by certain subsidiaries.  Except for Rock Solid, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Notes.  These entities include Rock Solid (RSIC), South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”). Beginning January 1, 2016, RSIC was inactive.

The following condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at August 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$10,933	$(998)	$1,148	$—	$11,083
Restricted cash	1,348	53	—	—	1,401
Accounts receivable, net	111,580	21,551	14	—	133,145
Inventories	97,905	16,697	—	—	114,602
Net investment in lease	—	—	1,730	(1,730)	—
Other current assets	6,225	694	—	—	6,919
Assets held for sale	4,912	—	—	—	4,912
Total current assets	232,903	37,997	2,892	(1,730)	272,062
Property, plant and equipment, net	291,294	25,294	4,110	(4,110)	316,588
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,753	10,163	—	—	16,916
Investment in subsidiaries	93,353	—	—	(93,353)	—
Intercompany receivables	2,169	(2,169)	—	—	—
Other noncurrent assets	15,918	769	—	—	16,687
Total Assets	$718,037	$77,899	$7,002	$(99,193)	$703,745
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$7,031	$—	$922	$(1,730)	$6,223
Accounts payable - trade	37,289	9,372	287	—	46,948
Accrued liabilities	69,821	1,234	—	—	71,055
Total current liabilities	114,141	10,606	1,209	(1,730)	124,226
Intercompany payables	15,477	(15,511)	34	—	—
Long-term debt, less current maturities	709,591	—	3,495	—	713,086
Obligations under capital leases, less current maturities	4,110	—	—	(4,110)	—
Deferred income taxes	31,508	(10,639)	—	—	20,869
Other noncurrent liabilities	32,720	364	—	—	33,084
Total liabilities	907,547	(15,180)	4,738	(5,840)	891,265
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(189,510)	93,079	274	(93,353)	(189,510)
Noncontrolling interest	—	—	1,990	—	1,990
Total (deficit) equity	(189,510)	93,079	2,264	(93,353)	(187,520)
Total liabilities and (deficit) equity	$718,037	$77,899	$7,002	$(99,193)	$703,745

Condensed Consolidating Balance Sheet at February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$39,380	$(125)	$1,306	$—	$40,561
Restricted cash	22,658	53	—	—	22,711
Accounts receivable, net	35,663	12,619	14	—	48,296
Inventories	88,602	14,761	—	—	103,363
Net investment in lease	—	—	1,344	(1,344)	—
Other current assets	4,270	864	—	—	5,134
Assets held for sale	5,558	—	—	—	5,558
Total current assets	196,131	28,172	2,664	(1,344)	225,623
Property, plant and equipment, net	286,854	20,567	4,864	(4,864)	307,421
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,825	10,540	—	—	17,365
Investment in subsidiaries	83,794	—	—	(83,794)	—
Other noncurrent assets	16,691	838	3,653	—	21,182
Total Assets	$665,942	$65,962	$11,181	$(90,002)	$653,083
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$3,581	$—	$918	$(1,344)	$3,155
Accounts payable - trade	29,239	3,955	287	—	33,481
Accrued liabilities	68,337	1,334	—	—	69,671
Total current liabilities	101,157	5,289	1,205	(1,344)	106,307
Intercompany payables	12,710	(12,744)	34	—	—
Long-term debt, less current maturities	660,571	—	3,946	—	664,517
Obligations under capital leases, less current maturities	4,864	—	—	(4,864)	—
Deferred income taxes	31,552	(10,639)	—	—	20,913
Other noncurrent liabilities	42,558	533	3,653	—	46,744
Total liabilities	853,412	(17,561)	8,838	(6,208)	838,481
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(187,470)	83,523	271	(83,794)	(187,470)
Noncontrolling interest	—	—	2,072	—	2,072
Total (deficit) equity	(187,470)	83,523	2,343	(83,794)	(185,398)
Total liabilities and (deficit) equity	$665,942	$65,962	$11,181	$(90,002)	$653,083

Condensed Consolidating Statement of Comprehensive Income for the three months ended August 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$188,906	$29,527	$386	$(864)	$217,955
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	128,154	22,285	—	(789)	149,650
Depreciation, depletion and amortization	8,994	1,408	—	—	10,402
Asset impairment	—	64	—	—	64
Selling, administrative and general expenses	7,849	1,922	—	—	9,771
Gain on disposals of property, equipment and software	(344)	(115)	—	—	(459)
Operating income (loss)	44,253	3,963	386	(75)	48,527
Interest (expense) income, net	(39,907)	16	(224)	75	(40,040)
Income (loss) before income taxes	4,346	3,979	162	—	8,487
Income tax expense	322	—	—	—	322
Equity in earnings of subsidiaries	3,981	—	—	(3,981)	—
Net income	8,005	3,979	162	(3,981)	8,165
Less: Net income attributable to noncontrolling interest	—	—	(160)	—	(160)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	8,005	3,979	2	(3,981)	8,005
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	42	—	—	—	42
Comprehensive income	8,047	3,979	162	(3,981)	8,207
Less: Comprehensive income attributable to noncontrolling interest	—	—	(160)	—	(160)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$8,047	$3,979	$2	$(3,981)	$8,047

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$222,167	$24,388	$229	$(229)	$246,555
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	160,022	17,600	217	(139)	177,700
Depreciation, depletion and amortization	9,036	1,308	—	—	10,344
Asset impairment	—	—	—	—	—
Selling, administrative and general expenses	10,144	1,513	40	—	11,697
Gain loss on disposals of property, equipment and software	(3,730)	(3)	—	—	(3,733)
Operating income (loss)	46,695	3,970	(28)	(90)	50,547
Interest (expense) income, net	(21,215)	43	(64)	90	(21,146)
Income (loss) before income taxes	25,480	4,013	(92)	—	29,401
Income tax expense	1,331	—	—	—	1,331
Equity in earnings of subsidiaries	3,784	—	—	(3,784)	—
Net income (loss)	27,933	4,013	(92)	(3,784)	28,070
Less: Net income attributable to noncontrolling interest		—	(137)	—	(137)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	27,933	4,013	(229)	(3,784)	27,933
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	39	—		—	39
Comprehensive income (loss)	27,972	4,013	(92)	(3,784)	28,109
Less: Comprehensive income attributable to noncontrolling interest		—	(137)	—	(137)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$27,972	$4,013	$(229)	$(3,784)	$27,972

Condensed Consolidating Statement of Comprehensive (Loss) Income for the six months ended August 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$298,210	$56,019	$771	$(1,650)	$353,350
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	212,889	42,793	—	(1,316)	254,366
Depreciation, depletion and amortization	18,171	2,722	—	—	20,893
Asset impairment	—	64	—	—	64
Selling, administrative and general expenses	16,622	3,143	—	—	19,765
Gain on disposals of property, equipment and software	(692)	(158)	—	—	(850)
Operating income (loss)	51,220	7,455	771	(334)	59,112
Interest (expense) income, net	(60,931)	28	(450)	334	(61,019)
(Loss) income before income taxes	(9,711)	7,483	321	—	(1,907)
Income tax benefit	(102)	—	—	—	(102)
Equity in earnings of subsidiaries	7,486	—	—	(7,486)	—
Net (loss) income	(2,123)	7,483	321	(7,486)	(1,805)
Less: Net income attributable to noncontrolling interest	—	—	(318)	—	(318)
Net (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	(2,123)	7,483	3	(7,486)	(2,123)
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	83	—	—	—	83
Comprehensive (loss) income	(2,040)	7,483	321	(7,486)	(1,722)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(318)	—	(318)
Comprehensive (loss) income attributable to New Enterprise Stone & Lime Co., Inc.	$(2,040)	$7,483	$3	$(7,486)	$(2,040)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$341,691	$45,775	$3,420	$(3,615)	$387,271
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	258,673	34,269	3,172	(3,464)	292,650
Depreciation, depletion and amortization	17,717	2,582	—	—	20,299
Asset impairment	160	23	—	—	183
Selling, administrative and general expenses	23,231	3,047	123	—	26,401
Gain loss on disposals of property, equipment and software	(3,783)	(50)	—	—	(3,833)
Operating income (loss)	45,693	5,904	125	(151)	51,571
Interest (expense) income, net	(42,330)	61	(98)	151	(42,216)
Income before income taxes	3,363	5,965	27	—	9,355
Income tax expense	423	—	—	—	423
Equity in earnings of subsidiaries	5,720	—	—	(5,720)	—
Net income (loss)	8,660	5,965	27	(5,720)	8,932
Less: Net income attributable to noncontrolling interest	—	—	(272)	—	(272)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	8,660	5,965	(245)	(5,720)	8,660
Other comprehensive income (loss)
Unrealized actuarial gains and amortization of prior service costs, net of income tax	78	—	—	—	78
Comprehensive income (loss)	8,738	5,965	27	(5,720)	9,010
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(272)	—	(272)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$8,738	$5,965	$(245)	$(5,720)	$8,738

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(48,740)	$660	$689	$—	$(47,391)
Cash flows from investing activities
Capital expenditures	(31,032)	(1,533)	—	—	(32,565)
Proceeds from sale of property, equipment and assets held for sale	1,597	—	—	—	1,597
Change in restricted cash	21,310	—	—	—	21,310
Net cash used in investing activities	(8,125)	(1,533)	—	—	(9,658)
Cash flows from financing activities
Proceeds from issuance of short term borrowings	38,938	—	—	—	38,938
Proceeds from issuance of long-term debt and other obligations	455,200	—	—	—	455,200
Repayments of long-term debt and other obligations	(442,654)	—	(447)	—	(443,101)
Debt issuance costs	(23,066)	—	—	—	(23,066)
Distribution to noncontrolling interest	—	—	(400)	—	(400)
Net cash provided by (used in) financing activities	28,418	—	(847)	—	27,571
Net decrease in cash and cash equivalents	(28,447)	(873)	(158)	—	(29,478)
Cash and cash equivalents
Beginning of period	39,380	(125)	1,306	—	40,561
End of period	$10,933	$(998)	$1,148	$—	$11,083

Condensed Consolidating Statement of Cash Flows for the six months ended August 31, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$(17,276)	$1,110	$2,034	$—	$(14,132)
Cash flows from investing activities
Capital expenditures	(11,830)	—	—	—	(11,830)
Proceeds from sale of property and equipment, and assets held for sale	5,849	—	—	—	5,849
Change in restricted cash	128	27	(1)	—	154
Net cash (used in) provided by investing activities	(5,853)	27	(1)	—	(5,827)
Cash flows from financing activities
Proceeds from issuance of short term borrowings	30,091	—	—	—	30,091
Repayments of long-term debt and other obligations	(1,204)	—	(505)	—	(1,709)
Distribution to noncontrolling interest	—	—	(291)	—	(291)
Net cash provided by financing activities	28,887	—	(796)	—	28,091
Net decrease in cash and cash equivalents	5,758	1,137	1,237	—	8,132
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$14,391	$1,197	$5,837	$—	$21,425

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading privately held, vertically integrated construction materials supplier and heavy/highway construction contractor in Pennsylvania and western New York and a national traffic safety services and equipment provider.  Founded in 1924, we are one of the top 20 construction aggregates producers based on tonnage of crushed stone produced and based on fiscal year 2016 revenues one of the top 50 highway contractors in the United States, according to industry surveys.

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

Execution of Strategic Initiates

     Through the second quarter of fiscal year 2017 we continued our strong financial performance and solidified a large part of our capital structure. We completed the refinancing of the Secured Notes and purchased $15.0 million of the unsecured Notes on the open market. Operating profit increased $7.5 million to $59.1 million for the six months ended August 31, 2016. Although our markets demonstrated some unexpected softness during the second quarter, our continued utilization of performance measures allowed us to react timely and make proactive decisions in managing the business. We continue to believe that operating income will increase approximately 15% for the full fiscal year 2017.

Executive Summary

The following are key statistics for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015.

•	Cost of revenue as a percentage of revenue improved 3.6%;

•	Operating income increased by $7.5 million (14.5%); and

•	Selling, administrative and general expenses decreased by $6.6 million or 25.0%;

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Revenue	$217,955	$246,555	$353,350	$387,271
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	149,650	177,700	254,366	292,650
Depreciation, depletion and amortization	10,402	10,344	20,893	20,299
Asset impairment	64	—	64	183
Selling, administrative and general expenses	9,771	11,697	19,765	26,401
Gain on disposals of property, equipment and software	(459)	(3,733)	(850)	(3,833)
Operating income	48,527	50,547	59,112	51,571
Interest expense, net	(40,040)	(21,146)	(61,019)	(42,216)
Income (loss) before income taxes	8,487	29,401	(1,907)	9,355
Income tax expense (benefit)	322	1,331	(102)	423
Net income (loss)	$8,165	$28,070	$(1,805)	$8,932

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

The following table summarizes our segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Segment Revenue
Construction materials	$162,508	$178,280	$255,441	$270,146
Heavy/highway construction	86,183	107,799	127,172	158,480
Traffic safety services and equipment	30,737	27,336	59,073	51,498
Segment totals	279,428	313,415	441,686	480,124
Inter-segment eliminations	(61,473)	(66,860)	(88,336)	(92,853)
Total revenue	$217,955	$246,555	$353,350	$387,271

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Segment Revenue:
Construction materials	58.2%	56.9%	57.8%	56.3%
Heavy/highway construction	30.8%	34.4%	28.8%	33.0%
Traffic safety services and equipment	11.0%	8.7%	13.4%	10.7%
Segment totals	100.0%	100.0%	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Segment Cost of Revenue
Construction materials	$105,836	$125,189	$172,637	$196,017
Heavy/highway construction	81,355	97,982	123,352	148,223
Traffic safety services and equipment	23,932	21,389	46,713	41,263
Segment totals	211,123	244,560	342,702	385,503
Eliminations	(61,473)	(66,860)	(88,336)	(92,853)
Total cost of revenue	$149,650	$177,700	$254,366	$292,650

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Segment Cost of Revenue as Percent of Segment Revenue
Construction materials	65.1%	70.2%	67.6%	72.6%
Heavy/highway construction	94.4%	90.9%	97.0%	93.5%
Traffic safety services and equipment	77.9%	78.2%	79.1%	80.1%

The following table summarizes the segment operating income:

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2016	2015	2016	2015
Operating Income
Construction materials	$49,135	$48,996	$67,395	$62,656
Heavy/highway construction	3,409	8,203	1,198	6,991
Traffic safety services and equipment	3,720	3,207	6,869	4,816
Segment totals	56,264	60,406	75,462	74,463
Corporate and unallocated	(7,737)	(9,859)	(16,350)	(22,892)
Total operating income	$48,527	$50,547	$59,112	$51,571

Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015

Revenue

Total revenue decreased $28.6 million or 11.6% to $218.0 million for the three months ended August 31, 2016 compared to $246.6 million for the three months ended August 31, 2015.  The decrease in revenue was primarily the result of reduced heavy/highway construction revenue and hot mix asphalt revenues in the three months ended August 31, 2016 compared to the three months ended August 31, 2015.

Segment revenue for our construction materials business decreased $15.8 million, or 8.9% to $162.5 million for the three months ended August 31, 2016 compared to $178.3 million for the three months ended August 31, 2015. The decrease in hot mix asphalt revenues was due to decreases in price of $7.0 million and a decrease in sales volumes of $6.1 million in the three months ended August 31, 2016 compared to the three months ended August 31, 2015. Hot mix asphalt prices, which are impacted by changes in the cost of liquid asphalt cement, decreased by approximately 40% on a per ton basis for the three month ended August 31, 2016 compared to the three months ended August 31, 2015.

Segment revenue for our heavy/highway construction business decreased $21.6 million, or 20.0% to $86.2 million for the three months ended August 31, 2016 compared to $107.8 million for the three months ended August 31, 2015. The decline in heavy/highway construction of $21.6 million was caused by delays in our current projects for the year as well as the timing of completion of our existing backlog.

Segment revenue for our traffic safety services and equipment businesses increased $3.4 million, or 12.5% to $30.7 million for the three months ended August 31, 2016 compared to $27.3 million for the three months ended August 31, 2015. The increase was primarily attributable to increased revenue associated with our new service offerings.

Cost of Revenue

Total cost of revenue decreased $28.0 million or 15.8% to $149.7 million for the three months ended August 31, 2016 compared to approximately $177.7 million for the three months ended August 31, 2015. This decrease is attributable to the reduction of heavy/highway construction activity and a reduction in commodity prices as compared to the prior year's three months ended August 31, 2015.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.1% to 65.1% for the three months ended August 31, 2016 compared to 70.2% for the three months ended August 31, 2015. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base as well as a decrease in the cost of commodities as compared to the three months ended August 31, 2015.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased by 3.5% to 94.4% for the three months ended August 31, 2016 compared to 90.9% for the three months ended August 31, 2015. The increase in segment cost of revenue as a percentage of revenue was primarily attributable to the increase in costs incurred related to job revisions during the second quarter of fiscal year 2017.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue declined slightly by 0.3% to 77.9% for the three months ended August 31, 2016 compared to 78.2% for the three months ended August 31, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.1 million, or 1.0% to $10.4 million for the three months ended August 31, 2016 compared to $10.3 million for the three months ended August 31, 2015.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $1.9 million, or 16.2% to $9.8 million for the three months ended August 31, 2016 compared to $11.7 million for the three months ended August 31, 2015. The decrease was primarily attributable to a reduction in consulting fees related to restructuring in the previous year which did not recur and to a lesser extent reduced costs related to the utilization of shared services.

Operating Income

Operating income decreased $2.0 million, or 4.0% to $48.5 million for the three months ended August 31, 2016, as compared to $50.5 million for the three months ended August 31, 2015. This decrease was primarily attributable to the negative impact of contract cost revisions in our heavy/highway construction segment of approximately $3.5 million as well as a difference in gain of $3.4 million on the sale of certain properties that did not recur in the three months ended August 31, 2016. Excluding these items, operating income increased $5.0 million compared to the same period in the prior year.

Operating income for our construction materials business increased slightly by $0.1 million, or 0.2% to $49.1 million for the three months ended August 31, 2016 compared to $49.0 million for the three months ended August 31, 2015. Excluding a gain of $3.4 million on the sale of certain properties, which did not recur in the current year, operating income for the three months ended August 31, 2016 increased $3.5 million. The increase in profit was primarily attributable to price increases and continued cost controls.

Operating income for our heavy/highway construction business decreased by $4.8 million, to $3.4 million for the three months ended August 31, 2016 compared to $8.2 million for the three months ended August 31, 2015. This decrease was primarily attributable to the negative impact of contract cost revisions in our heavy/highway construction segment of approximately $3.5 million.

Operating income for our traffic safety services and equipment businesses increased by $0.5 million, or 15.6% to $3.7 million for the three months ended August 31, 2016 compared to $3.2 million for the three months ended August 31, 2015.  The increase in profitability is primarily attributable to the revenue increases on a fixed cost basis.

Interest Expense, net

Net interest expense increased $18.9 million, or 89.6% to $40.0 million for the three months ended August 31, 2016 compared to $21.1 million for the three months ended August 31, 2015 due to the prepayment premiums of $12.2 million, the write-off of additional deferred financing fees of $3.5 million and the additional interest of $3.1 million related to the New Term Loan and Senior Notes remaining outstanding at the same time due to the 30 day call period.

Income Tax Benefit

The income tax provision for the three months ended August 31, 2016 and August 31, 2015 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 29, 2016 and February 28, 2015, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended August 31, 2016 and 2015 were 3.8% and 4.5%, respectively, resulting in tax expense of $0.3 million and $1.3 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

Six Months Ended August 31, 2016 Compared to Six Months Ended August 31, 2015

Revenue

Total revenue decreased $33.9 million or 8.8% to $353.4 million for the six months ended August 31, 2016 compared to $387.3 million for the six months ended August 31, 2015.  The decrease in revenue is primarily the result of reduced heavy/highway construction revenues, as new heavy/highway construction projects were slow to replace completed ones and a reduction in hot mix asphalt revenues.

Segment revenue for our construction materials business decreased $14.7 million, or 5.4% to $255.4 million for the six months ended August 31, 2016 compared to $270.1 million for the six months ended August 31, 2015. The decrease in revenues was primarily attributable to decreased hot mix asphalt revenues for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. The decrease in hot mix asphalt revenues was due to a decreases in price having an impact of $9.8 million and a decrease in sales volumes of $4.6 million in the six months ended August 31, 2016 compared to the six months ended August 31, 2015. Hot mix asphalt prices were impacted by the changes in the cost of liquid asphalt cement which decreased by approximately 41% on a per ton basis for the six months ended August 31, 2016 compared to the six months ended August 31, 2015.

Segment revenue for our heavy/highway construction business decreased $31.3 million, or 19.7% to $127.2 million for the six months ended August 31, 2016 compared to $158.5 million for the six months ended August 31, 2015.  The decrease in revenue was primarily attributable to the completion of prior year carry over jobs that were not replaced and new jobs are not scheduled to begin until later in this fiscal year.

Segment revenue for our traffic safety services and equipment businesses increased $7.6 million, or 14.8% to $59.1 million for the six months ended August 31, 2016 compared to $51.5 million for the six months ended August 31, 2015. The increase in revenue was attributable to new service offerings.

Cost of Revenue

Total cost of revenue decreased $38.3 million or 13.1% to $254.4 million for the six months ended August 31, 2016 compared to approximately $292.7 million for the six months ended August 31, 2015.  This decrease is attributable to the reduction of heavy/highway construction activity and a reduction in commodity prices as compared to the six months ended August 31, 2015.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue decreased 5.0% to 67.6% for the six months ended August 31, 2016 compared to 72.6% for the six months ended August 31, 2015. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base as well as a decrease in the cost of commodities as compared to the prior year.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 3.5% to 97.0% for the six months ended August 31, 2016 compared to 93.5% for the six months ended August 31, 2015. The increase in segment cost of revenue as a percentage of revenue was primarily attributable to the increase in costs incurred related to job revisions during the year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue remained relatively flat, decreasing 1.0% to 79.1% for the six months ended August 31, 2016 compared to 80.1% for the six months ended August 31, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.6 million, or 3.0% to $20.9 million for the six months ended August 31, 2016 compared to $20.3 million for the six months ended August 31, 2015. The increase was primarily attributable to higher depreciable assets due to an increase of capital expenditures compared to the prior year's six months ended August 31, 2015.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $6.6 million, or 25.0% to $19.8 million for the six months ended August 31, 2016 compared to $26.4 million for the six months ended August 31, 2015. The decrease was primarily attributable to a reduction in consulting fees related to restructuring in the previous year which did not recur and to a lesser extent reduced costs related to the utilization of shared services.

Operating Income

Operating income increased $7.5 million, or 14.5% to $59.1 million for the six months ended August 31, 2016, as compared to $51.6 million for the six months ended August 31, 2015. The increase in operating profit was attributable to continued pricing and efficiencies in construction materials and reduced SG&A costs partially offset by decreases in heavy/highway construction profits as well as a difference in gain of $3.5 million for the sale of certain properties in the six months ended August 31, 2015 that did not recur in the six months ended August 31, 2016.

Operating income for our construction materials business increased $4.7 million, or 7.5% to $67.4 million for the six months ended August 31, 2016 compared to $62.7 million for the six months ended August 31, 2015. Excluding a gain of $3.5 million on the sale of certain properties, which did not recur in the current year, operating income increased approximately $8.2 million. Operating income for aggregates and hot mix asphalt contributed to the increase in profits for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015. These increases were primarily attributable to price increases, continued cost controls and to a lesser extent the reduced cost of commodities.

Operating income for our heavy/highway construction business decreased $5.8 million, or 82.9% to $1.2 million for the six months ended August 31, 2016 compared to $7.0 million for the six months ended August 31, 2015.  This decrease was primarily attributable to the negative impact of contract cost revisions in our heavy/highway construction segment of approximately $4.3 million in fiscal year 2017.

Operating income for our traffic safety services and equipment businesses increased by $2.1 million, or 43.8% to $6.9 million for the six months ended August 31, 2016 compared to $4.8 million for the six months ended August 31, 2015.  The increase in profitability is primarily attributable to increased revenues on a fixed cost base as well as new service offerings.

Interest Expense, net

Net interest expense increased $18.8 million, or 44.5% to $61.0 million for the six months ended August 31, 2016 compared to $42.2 million for the six months ended August 31, 2015 due to the prepayment premiums of $12.3 million, the write-off of additional deferred financing fees of $3.5 million and the additional interest of $3.1 million related to the New Term Loan and Senior Notes remaining outstanding at the same time due to the 30 day call period.

Income Tax Expense (Benefit)

The income tax provision for the six months ended August 31, 2016 and six months ended August 31, 2015 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 29, 2016 and February 28, 2015, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the six months ended August 31, 2016 and six months ended August 31, 2015 were 5.3% and 4.5%, respectively, resulting in a tax benefit of $0.1 million and a tax expense of $0.4 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of August 31, 2016 we had borrowings of $38.9 million under the RCA with $33.9 million available compared to no borrowings under the RCA, with $80.6 million available as of February 29, 2016. As of August 31, 2016, we had $11.1 million in cash and cash equivalents and working capital of $147.8 million compared to $40.6 million in cash and cash equivalents and working capital of $119.3 million as of February 29, 2016. Cash balances of $1.4 million and $22.7 million as of August 31, 2016 and February 29, 2016, respectively, were restricted in certain consolidated subsidiaries for insurance requirements or for the purchase of fixed assets. During the three months ended August 31, 2016, we issued a $15.0 million letter of credit to an insurer for the deductible portion of its liability coverage, which replaced our cash collateral agreement. Previously, we maintained a cash Collateral Trust Agreement for this purpose in the amount of $15.5 million. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, beyond the next twelve months. Under the New Term Loan, we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. As of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than $80 million. Our capital expenditure limitation for fiscal year 2017 is $45.0 million, adjusted for certain asset proceeds in accordance with the New Term Loan and similar limitations under the RCA. As of August 31, 2016, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

In the past, we have failed to meet certain operating performance measures as well as the financial covenant requirements set forth under our previous credit facilities, which resulted in the need to obtain several amendments, and should we fail in the future, we cannot guarantee that we will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of our indebtedness under the New Term Loan and a cross-default under our other indebtedness, including the Notes. If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that we would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require us to restructure or alter our operations and capital structure.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the six months ended August 31, 2016 and August 31, 2015.

	Six Months Ended August 31,
(In thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(47,391)	$(14,132)
Investing activities	(9,658)	(5,827)
Financing activities	27,571	28,091
Cash paid for capital expenditures	(32,565)	(11,830)

Operating Activities

Net cash used in operating activities changed $33.3 million to $47.4 million for the six months ended August 31, 2016 compared to $14.1 million for the six months ended August 31, 2015. Net cash used in operating activities increased as a result of the increase of cash paid for interest and prepayment penalties related to the refinancing of our debt. The increase in operating profit was offset by the change in working capital.

Investing Activities

Net cash used in investing activities increased $3.9 million to $9.7 million in the six months ended August 31, 2016 compared to net cash used of $5.8 million in the six months ended August 31, 2015. Net cash used in investing activities increased primarily due to the increase in capital expenditures, which were impacted by the timing of payment, partially offset by the change in restricted cash.

Financing Activities

Net cash provided by financing activities improved slightly by $0.5 million to $27.6 million in the six months ended August 31, 2016 compared to $28.1 million for the six months ended August 31, 2015. The proceeds for the New Term Loan were used to repay the existing Senior Notes as well as the fees related to the transaction.

Capital Expenditures

Cash capital expenditures increased to $32.6 million for the six months ended August 31, 2016 compared to $11.8 million for the six months ended August 31, 2015. Cash paid for capital expenditures included $12.4 million of assets purchased in the prior period and paid during the six months ended August 31, 2016. Total capital expenditures during the six months ended August 31, 2016 increased $11.0 million to $28.8 million compared to the six months ended August 31, 2015 of $17.8 million. The capital expenditures for the six months ended August 31, 2016 were related primarily to mobile plant equipment. The Company also incurred $8.6 million of non-cash capital expenditures for the six months ended August 31, 2016 as compared to $6.0 million for the six months ended August 31, 2015.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” to the Condensed Consolidated Financial Statements for further information.

Changes in Future Contractual Obligations

During July 2016, we entered into a Term Loan Credit and Guaranty Agreement providing for a term loan in the amount of $450.0 million bearing interest at a rate per annum equal to, at our option, either (a) a base rate plus 7.0% or (b) a LIBOR rate plus 8.0% with a LIBOR floor of 1.0%, maturing July 8, 2021 unless we fail to refinance our 11% Senior Notes due 2018 by June 1, 2018. We utilized the funds from the New Term Loan to prepay our 13% Senior Notes and our $70 million Term Loan. The following is a summary of our estimated additional future payments as a result of this new commitment, net of obligations repaid from the refinancing for fiscal year periods subsequent to February 29, 2016.

	Payments Due by Period
(In Thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings:
New Long-term debt	$450,000	$—	$—	$—	$—	$—	$450,000
Interest	208,240	26,663	41,063	41,063	41,175	41,063	17,213
Effect of Repayments:
Long-term debt	(427,288)	—	(54,407)	(372,881)	—	—	—
Interest	(86,089)	(32,237)	(45,643)	(8,209)	—	—	—
	$144,863	$(5,574)	$(58,987)	$(340,027)	$41,175	$41,063	$467,213

Off Balance Sheet Arrangements

From time to time in the ordinary course of business, we provide letters of credit that generally bear interest and fees between 3.00% and 4.25%. We have secured outstanding letters of credit of $31.6 million under our $35.0 million RCA and $1.1 million of unsecured letters of credit at August 31, 2016, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

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

On an ongoing basis, management evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of receivables, inventories, goodwill and intangible assets; recognition of revenue and loss contracts reserves under the percentage-of-completion method; assets and obligations related to employee benefit plans; asset retirement obligations; income tax valuation; and self-insurance reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and those differences may be material. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies as reported in our notes to our financial statements for the fiscal year ended February 29, 2016 as filed as part of the Company’s Annual Report on Form 10-K and our financial statements herein.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of August 31, 2016, we had $38.9 million in indebtedness outstanding under the RCA and $450.0 million under the New Term Loan subject to variable interest rates. Each change of 1.00% in interest rates would result in an approximate $4.9 million change in our annual interest expense relating to the RCA and New Term Loan.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the quarter ended August 31, 2016, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

No changes as of the second quarter ended August 31, 2016.

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
10.1
Employment Agreement Amendment, dated July 21, 2016, by and between New
Enterprise Stone & Lime Co., Inc., and Albert L. Stone (incorporated by reference from the Company's current report on Form 8-K filed on July 25, 2016).

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: October 11, 2016	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Employment Agreement Amendment, dated July 21, 2016, by and between New
Enterprise Stone & Lime Co., Inc., and Albert L. Stone (incorporated by reference from the Company's current report on Form 8-K filed on July 25, 2016).

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