Form 10-Q
period 2016-11-30
New Enterprise Stone & Lime Co., Inc.
filed 2017-01-17
CIK 1527032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 17, 2017, the number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, was 500 shares and the number of shares outstanding of the registrant’s Class B Non-Voting Common Stock, $1.00 par value, was 273,285 shares.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries

Quarter Ended November 30, 2016

ITEM 1. FINANCIAL STATEMENTS

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	November 30, 2016	February 29, 2016 *
Assets
Current assets
Cash and cash equivalents	$4,733	$40,561
Restricted cash	4,140	22,711
Accounts receivable, less reserves of $1,596 and $3,742 respectively	95,663	48,296
Inventories	114,027	103,363
Other current assets	5,318	5,134
Assets held for sale	9,248	5,558
Total current assets	233,129	225,623
Property, plant and equipment, net	296,814	307,421
Goodwill	79,572	81,492
Other intangible assets, net	13,395	17,365
Other noncurrent assets	16,497	21,182
Total assets	$639,407	$653,083
Liabilities and Deficit
Current liabilities
Current maturities of long-term debt	$6,449	$3,155
Accounts payable - trade	33,881	33,481
Accrued liabilities	65,141	69,671
Total current liabilities	105,471	106,307
Long-term debt, less current maturities	645,363	664,517
Deferred income taxes	21,202	20,913
Other noncurrent liabilities	32,975	46,744
Total liabilities	805,011	838,481
Commitments and contingencies (Notes 2 and 8)	0	0

Common stock, Class A, voting, $1 par value	1	1
Common stock, Class B, nonvoting, $1 par value	273	273
Accumulated deficit	(292,921)	(312,510)
Additional paid-in capital	126,962	126,962
Accumulated other comprehensive loss	(2,072)	(2,196)
Total New Enterprise Stone & Lime Co., Inc. deficit	(167,757)	(187,470)
Noncontrolling interest in consolidated subsidiaries	2,153	2,072
Total deficit	(165,604)	(185,398)
Total liabilities and deficit	$639,407	$653,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* Data derived from audited consolidated balance sheet as of February 29, 2016.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Revenue
Construction materials	$88,845	$97,988	$263,288	$283,719
Heavy/highway construction	78,717	83,169	205,889	241,649
Traffic safety services and equipment	20,538	20,872	72,273	63,932
Total revenue	188,100	202,029	541,450	589,300

Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)
Construction materials	40,069	51,248	131,708	162,851
Heavy/highway construction	70,360	77,914	193,712	226,137
Traffic safety services and equipment	16,718	15,654	56,093	48,478
Total cost of revenue	127,147	144,816	381,513	437,466

Depreciation, depletion and amortization	10,070	10,402	30,963	30,701
Asset impairment	—	10	64	193
Selling, administrative and general expenses	9,741	12,445	29,506	38,846
(Gain) loss on disposals of property, equipment and software	(2,008)	37	(2,858)	(3,796)
Operating income	43,150	34,319	102,262	85,890
Interest expense, net	(20,971)	(21,231)	(81,990)	(63,447)
Income before income taxes	22,179	13,088	20,272	22,443
Income tax expense	304	840	202	1,263
Net income	21,875	12,248	20,070	21,180
Less: Net income attributable to noncontrolling interest	(163)	(139)	(481)	(411)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	21,712	12,109	19,589	20,769
Other comprehensive income
Unrealized actuarial gains and amortization of prior service costs, net of income taxes	41	40	124	118
Comprehensive income	21,916	12,288	20,194	21,298
Less: Comprehensive income attributable to noncontrolling interest	(163)	(139)	(481)	(411)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$21,753	$12,149	$19,713	$20,887

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
(In thousands)	2016	2015
Reconciliation of net income to net cash from operating activities
Net income	$20,070	$21,180
Adjustments to reconcile net income to net cash used in operating activities
Depreciation, depletion and amortization	30,963	30,701
Asset impairment	64	193
Gain on disposals of property, equipment and software	(2,858)	(3,796)
Non-cash payment-in-kind interest accretion	863	15,321
Amortization and write-off of debt issuance costs	10,379	3,122
Deferred income taxes	290	1,346
Provision for bad debt	(66)	38
Changes in assets and liabilities:
Accounts receivable	(56,881)	(68,121)
Inventories	(16,879)	(5,183)
Other assets	(2,156)	716
Accounts payable	14,679	25,723
Other liabilities	(5,970)	103
Net cash (used in) provided by operating activities	(7,502)	21,343
Cash flows from investing activities
Capital expenditures	(36,945)	(19,329)
Proceeds from sale of property, equipment and assets held for sale	37,429	15,654
Change in cash value of life insurance	—	6
Change in restricted cash	15,821	(8,291)
Net cash provided by (used in) investing activities	16,305	(11,960)
Cash flows from financing activities
Proceeds from issuance of short-term borrowings	—	(5,873)
Proceeds from issuance of long-term debt and other obligations	455,200	—
Repayments of long-term debt and other obligations	(476,103)	(2,645)
Debt issuance costs	(23,328)	—
Distribution to noncontrolling interest	(400)	(291)
Net cash used in financing activities	(44,631)	(8,809)
Net (decrease) increase in cash and cash equivalents	(35,828)	574
Cash and cash equivalents
Beginning of period	40,561	13,293
End of period	$4,733	$13,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Enterprise Stone & Lime Co., Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended November 30, 2016

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

Construction materials is comprised of aggregate production, including crushed stone and construction sand and gravel, hot mix asphalt production, and ready mixed concrete production.  Heavy/highway construction includes heavy construction, blacktop paving and other site preparation services. The Company's heavy/highway construction operations are primarily supplied with construction materials from our construction materials segment.  Traffic safety services and equipment consists primarily of sales, and work zone safety equipment and devices to industrial construction end-users. The majority of the rental and service component of the traffic safety services and equipment business was sold on October 31, 2016. See Assets Held for Sale section below for further information.

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

Related Party Transactions

The Company has certain related party transactions, including: (i) an arrangement to lease its precast/prestressed structural concrete operations in Roaring Spring, PA to MacInnis Group, LLC, an entity controlled by a stockholder; (ii) a less than 50% ownership interest in, and an aircraft lease with, Means to Go, LLC, a limited liability company; (iii) and a lease agreement with South Woodbury, L.P., a partnership which is owned for the benefit of certain affiliates of stockholders, for an office building in Roaring Spring, PA and an office building that is being used as the Company's corporate headquarters in New Enterprise, PA.

The Company purchased $0.2 million of precast/prestressed beams and related services from MacInnis Group, LLC during the nine months ended November 30, 2016 and primarily sold stone, and miscellaneous items in the amount of $1.0 million to MacInnis Group LLC during the nine months ended November 30, 2016.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash balances were restricted in certain consolidated subsidiaries for insurance requirements, asset sale escrow requirements, and collateral on outstanding letters of credit or rentals.

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

The Company’s accounts receivable consists of the following:

	November 30,	February 29,
(In thousands)	2016	2016
Costs and estimated earnings in excess of billings	$15,135	$7,728
Trade	72,254	38,651
Retainages	9,870	5,659
	97,259	52,038
Allowance for doubtful accounts	(1,596)	(3,742)
Accounts receivable, net	$95,663	$48,296

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either first-in, first-out (“FIFO”) or weighted average method based on the applicable category of inventories.

The Company’s inventories consist of the following:

	November 30,	February 29,
(In thousands)	2016	2016
Crushed stone, agricultural lime and sand	$84,484	$70,230
Safety equipment	10,309	14,762
Parts, tires and supplies	6,551	6,855
Raw materials	10,698	9,620
Building materials	1,307	1,167
Other	678	729
Total inventories	$114,027	$103,363

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  Assets under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the leased item.  Provision for depreciation is generally computed over the shorter of the estimated service lives or the lease term by the straight-line method.

The Company’s property, plant and equipment consist of the following:

	November 30,	February 29,
(In thousands)	2016	2016
Limestone and sand acreage	$141,376	$145,569
Land, buildings and building improvements	83,923	84,521
Crushing, prestressing and manufacturing plants	312,859	307,807
Contracting equipment vehicles and other	308,822	320,450
Construction in progress	11,170	14,884
Property, plant and equipment	858,150	873,231
Less: Accumulated depreciation and depletion	(561,336)	(565,810)
Property, plant and equipment, net	$296,814	$307,421

For the three months ended November 30, 2016 and 2015, depreciation expense was $8.8 million and $9.1 million, respectively. For the nine months ended November 30, 2016 and 2015, depreciation expense was $27.1 million and $27.2 million, respectively.

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

As of November 30, 2016 and February 29, 2016, assets held for sale consists primarily of land and certain operations at the Company's Wescosville, PA location and miscellaneous land and property in the amount of $9.2 million and $5.6 million, respectively. The Company expects to complete the sale of the remaining Wescosville, PA assets during the fiscal year ending February 28, 2018. The sale of these assets requires certain regulatory approvals which is delaying the closing of the sale.

During the nine months ended November 30, 2016, the Company finalized its sale of certain properties previously recorded as Assets Held for Sale at February 29, 2016 for $0.9 million in cash. The Company recorded a gain of approximately $0.3 million and recorded additional impairment of approximately $0.1 million on these sales.

On October 31, 2016, the company and its wholly-owned subsidiary Protection Services Inc. ("PSI") sold substantially all its assets, net of certain assumed liabilities for $36.3 million, of which $2.8 million was deposited into escrow to secure confirmation of closing date working capital and indemnity obligations in accordance with the agreement of sale. The Company recorded a gain of approximately $1.8 million in connection with this transaction. Goodwill and Other intangible assets of $5.2 million were allocated on the sale of these assets. The assets sold, which were a component of the traffic safety services and equipment segment, had pre tax income of $1.8 million and $0.2 million for the three months ended November 30, 2016 and 2015, respectively, and had pre tax income of $2.5 million and a pre tax loss of $0.2 million for the nine months ended November 30, 2016 and 2015, respectively. The Company will continue to operate the remaining businesses within the traffic safety services and equipment segment.

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

Our annual goodwill impairment analysis takes place as of fiscal year end. The estimated fair value of each of the reporting units was in excess of its carrying value, even after conducting various sensitivity analysis on key assumptions, such that no adjustment to the carrying values of goodwill was required as of February 29, 2016, unless events or circumstances indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value. There were no impairment indicators noted during the nine months ended November 30, 2016.

During the three and nine months ended November 30, 2016, the Company allocated $1.9 million of goodwill to the sale of certain assets. Refer to Assets Held for Sale for further information.

Other Intangible Assets

Other intangible assets consist of technology, customer relationships and trademarks acquired in previous acquisitions. The technology, customer relationships and trademarks are amortized over a straight-line basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded amortization expense related to intangible assets other than goodwill of $0.2 million during the three months ended November 30, 2016 and 2015, and $0.7 million during the nine months ended November 30, 2016 and 2015.

During the three and nine months ended November 30, 2016, the Company allocated $3.3 million of other intangibles to the sale of certain assets. Refer to Assets Held for Sale for further information.

Other Noncurrent Assets

The Company’s other noncurrent assets consist of the following:

	November 30,	February 29,
(In thousands)	2016	2016
Capitalized software (net of accumulated amortization of $5,739 and $4,625, respectively)	$6,288	$7,150
Deferred stripping costs	4,714	5,017
Other	5,495	9,015
Total other noncurrent assets	$16,497	$21,182

The amortization expense related to capitalized software was $0.4 million for the three months ended November 30, 2016 and 2015, and $1.1 million and $0.9 million for the nine months ended November 30, 2016, and 2015, respectively.

Revenue Recognition

The Company recognizes revenue on construction contracts under the percentage-of-completion method of accounting, as measured by the cost incurred to date over estimated total cost.  Our construction contracts are primarily fixed-price contracts. The typical contract life cycle for these projects can be up to two to four years in duration.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues and costs. Revenue from contract change orders is recognized when the contract owner has agreed to the change order with the customer and the related costs are incurred. We do not recognize revenue on a basis of contract claims. Provisions for estimated losses on uncompleted contracts are made for the full amount of estimated loss in the period in which evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue and are recorded as an additional cost (rather than as a reduction of revenue). Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenue recognized to date over billings to date. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date.  As of November 30, 2016 and February 29, 2016, such amounts are included in accounts receivable (Note 1, “Nature of Operations and Summary of Significant Accounting Policies”) and accrued liabilities (Note 3, “Accrued Liabilities”), respectively, in the Condensed Consolidated Balance Sheets. The Company recorded a charge included in operating income of approximately $0.7 million and $4.9 million related to the revision of estimated costs to complete on certain contracts during the three and nine months ended November 30, 2016, respectively.

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

Impairment of Definite-Lived Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company considers an asset group as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For our construction materials and heavy/highway construction operations, the lowest level of largely independent identifiable cash flows is at the regional level, which collectively serves a local market. Each region shares and allocates its material production, resources, equipment and business activity among the locations within the region in generating cash flows. The Company is aligned into three regions, the Eastern Region, which includes Northeastern Pennsylvania and Lancaster, Pennsylvania; the Western Region, which includes Central Pennsylvania, Chambersburg, Shippensburg, and Gettysburg Pennsylvania; and the Northern Region, which includes Buffalo, New York and the Port of Buffalo. The construction materials regions’ long-lived assets predominantly include limestone and sand acreage and crushing and the heavy/highway construction region’s long lived assets predominantly include contracting equipment and vehicles. The traffic safety services and equipment business includes two asset groups, distinguished between its retail sales and distribution as one asset group and its manufacturing and assembly as the second asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group.

Recently Issued and Adopted Accounting Standards

In November 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which amends guidance on the classification of restricted cash in the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU adds or clarifies guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. While we are still evaluating the impact of ASU 2016-15, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standards require an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

The Company maintains credit facilities that contain certain financial maintenance and other covenants (Note 4, "Long-Term Debt"). In the past, the Company has failed to meet certain operating performance measures as well as the financial covenant requirements set forth under its previous credit facilities, which resulted in the need to obtain several amendments, and should the Company fail in the future, the Company cannot guarantee that it will be able to obtain such amendments. A failure to obtain such amendments could result in an acceleration of its indebtedness under the Credit Facilities and a cross-default under our other indebtedness, including the $203.5 million 11% senior notes due 2018 (the “Notes”) and the $450 million 9% term loan due 2021 (the "New Term Loan"). If the lenders were to accelerate the due dates of our indebtedness or if current sources of liquidity prove to be insufficient, there can be no assurance that the Company would be able to repay or refinance such indebtedness or to obtain sufficient funding. This could require the Company to restructure or alter its operations and capital structure. We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under our Revolving Credit Facility, to fund our business and operations, including capital expenditures and debt service obligations, for at least the next twelve months. As of November 30, 2016, the Company was in compliance with all of its financial covenants.

3.              Accrued Liabilities

Accrued liabilities consist of the following:

	November 30,	February 29,
(In thousands)	2016	2016
Insurance	$24,674	$24,732
Interest	11,579	25,578
Payroll and vacation	4,688	6,385
Withholding taxes	1,433	173
Billings in excess of costs and estimated earnings on uncompleted contracts	12,100	3,504
Contract expenses *	3,198	1,684
Other	7,469	7,615
Total accrued liabilities	$65,141	$69,671

* Included within contract expenses is $0.2 million and $0.6 million of provision for loss contracts as of November 30, 2016 and February 29, 2016, respectively.

4.              Long-Term Debt

The Company's long-term debt consists of the following:

	November 30,	February 29,
(In thousands)	2016	2016
RCA ($72.0 million and $80.6 million available as of November 30, 2016 and February 29, 2016, respectively)	$—	$—
11% Notes, due 2018	203,500	250,000
13% Secured Notes, due 2018	—	345,353
Term Loan, $450 million, interest rate of 9%, due 2021	450,000	—
Term Loans, interest rate of 8%	—	70,000
Land, Equipment and Other obligations	20,985	11,319
Unamortized discounts and debt issuance costs	(22,673)	(9,000)
Total debt	651,812	667,672
Less: Current portion	(6,449)	(3,155)
Total long-term debt	$645,363	$664,517

Our total debt is presented in the table above net of unamortized discounts from par and unamortized deferred debt issuance costs. Discounts and debt issuance costs are amortized using the effective interest method over the contractual terms or estimated life of the respective notes. Amortization of discounts and debt issuance costs totaled $3.5 million and $1.1 million of interest expense for the three months ended November 30, 2016 and 2015, respectively and $6.5 million and $3.3 million for the nine months ended November 30, 2016 and 2015.

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

As a result of the refinancing and amendments, discounts and deferred financing fees associated with retired debt of $3.6 million were written off to interest expense. The Company recorded additional financing fees of $24.1 million which is included in the unamortized discounts and debt issuance costs as a component of long-term debt on the balance sheet.

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

As of the end of each fiscal quarter, the Company will be required to have trailing twelve-month EBITDA in an amount not less than certain amounts specified in the New Term Loan agreement and RCA amendment (as defined below). For the trailing twelve-month period ending on May 31, 2016, and then ending on each August 31, November 30, February 28 (or February 29, if a leap year) and May 31 thereafter, for the term of the New Term Loan, maintain EBITDA of not less than $80.0 million. The sale of the net assets of PSI is expected to reduce the minimum EBITDA by the lesser of $8.0 million or the EBITDA attributable to the PSI assets for the most recent 12 month period before the sale on October 31, 2016.

The Company was limited to a maximum of $45.0 million in capital expenditures for each fiscal year. The sale of the PSI assets reduced the capital expenditures limit to $40.0 million under the New Term Loan Agreement.

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

Revolving Credit Agreement (“RCA”)

In conjunction with the refinancing, the Company obtained certain amendments to the RCA. The interest rate margins on the RCA were reduced by 1.25% from 4.0% to 2.75% for LIBOR based on borrowings and by 1.25% from 3.0% to 1.75% for base rate borrowings. Borrowings based in LIBOR continue to have a floor of 1.0%. The unused portion of the revolving credit commitment is subject to a commitment fee at a rate of 0.5%. The weighted average interest rate on the RCA was 5.00% and 6.58% as of November 30, 2016 and 2015, respectively.

The Credit Facilities contain a springing maturity date based upon certain events with a final maturity date of February 12, 2019. As part of the amendments to the RCA, the availability block and cash dominion requirements were removed. In addition, the aggregate amount of the letter of credit sub-limit was increased by $15 million for insurance and surety purposes.

The Company is no longer subject to a fixed charge coverage ratio amount under the amended RCA. However, the Company is subject to a spring fixed charge coverage ratio if the total availability of the RCA as defined in the Credit Facilities is at any time less than $20.0 million of undrawn availability. The Company may include up to $10.0 million in unrestricted cash in calculating its undrawn availability.

As of November 30, 2016, the Company was in compliance with all of its covenant requirements.

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

In August 2016, the Company purchased $15.0 million of the $250.0 million outstanding 11% Senior Notes due 2018, reducing the outstanding debt to $235.0 million and wrote off $0.1 million of deferred financing fees.

In November 2016, the Company purchased an additional $31.5 million of the outstanding 11% Senior Notes, reducing the outstanding debt to $203.5 million and wrote off $0.2 million of deferred financing fees.

Land, Equipment and Other Obligations

The Company has various notes, mortgages, leases and other financing arrangements resulting from the purchase of principally land, machinery and equipment. All loans provide for at least annual payments and are principally secured by the land and equipment acquired. Capital lease arrangements typically provide for monthly payments, some of which include residual value guarantees if the Company were to terminate the arrangement during certain specified periods of time for each underlying asset under lease. The Company incurred $5.2 million of new obligations at 6.0% for 45 months secured by certain equipment, and $8.4 million for leases of new equipment in the nine months ended November 30, 2016.

5.              Income Taxes

The income tax provisions for all periods consist of federal and state taxes that are based on the estimated effective tax rates applicable for the full years ending February 28, 2017 and February 29, 2016, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the three months ended November 30, 2016 and 2015 were 1.4% and 6.4%, respectively, resulting in tax expense of $0.3 million and $0.8 million, respectively. The effective income tax rates for the nine months ended November 30, 2016 and 2015 were 1.0% and 5.6%, respectively, resulting in tax expense of $0.2 million and tax expense of $1.3 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s assessment of the realizability of the current year projected income tax loss. The Company recorded a valuation allowance on the portion of the current year federal and state income tax losses that it believes are not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

Cash paid for income taxes was immaterial for the three and nine months ended November 30, 2016 and 2015, primarily as a result of net operating losses.

6.           Retirement and Benefit Programs

Substantially all employees are covered by a defined contribution plan, a defined benefit plan, a collectively bargained multiemployer plan, or a noncontributory profit sharing plan.  The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $1.6 million and $0.1 million, respectively, for the three months ended November 30, 2016, and $1.9 million and $0.1 million, respectively, for the three months ended November 30, 2015. The expense associated with these programs is included within Cost of revenue and Selling, administrative and general expenses in the amounts of $5.1 million and $0.3 million, respectively, for the nine months ended November 30, 2016, and $4.8 million and $0.3 million, respectively for the nine months ended November 30, 2015.

The Company has two defined benefit pension plans covering certain union employees covered by labor union contracts. The benefits are based on years of service. Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Net periodic pension expense recognized was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$62	$78	$186	$234
Interest cost	100	93	300	279
Expected return on plan assets	(135)	(155)	(405)	(465)
Amortization of prior service cost	10	13	30	39
Recognized net actuarial loss	60	54	180	162
Total pension expense	$97	$83	$291	$249

The Company does not expect to make contributions to the plans during the fiscal year ending February 28, 2017.

7. Other Noncurrent Liabilities

The Company's other noncurrent liabilities consist of:

	November 30,	February 29,
(In thousands)	2016	2016
Reclamation costs	$20,089	$19,116
Executive deferred compensation liability	4,800	4,989
PIK accrued interest	—	9,497
Other	8,086	13,142
	$32,975	$46,744

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
During the three months ended August 31, 2016, the company issued a $15.0 million letter of credit to an insurer for the deductible portion of its liability coverage.  Prior to the issuance of the letter of credit, the Company maintained a cash Collateral Trust Agreement in the amount of $15.5 million recorded as restricted cash in our Condensed Consolidated Balance Sheets as of February 29, 2016. Reserves for retained losses for the Company, which are recorded in accrued liabilities in our Condensed Consolidated Balance Sheets, were approximately $16.1 million and $16.0 million as of November 30, 2016 and February 29, 2016, respectively.  Included in other noncurrent assets is approximately $4.0 million and $7.0 million as of November 30, 2016 and February 29, 2016, respectively, for recoverable amounts from insurance companies for claims in excess of deductibility. Liabilities associated with amounts that are payable by insurance companies of approximately $4.0 million and $7.0 million were recorded in other noncurrent liabilities in our Condensed Consolidated Balance Sheets as of November 30, 2016 and February 29, 2016, respectively.

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

The following is a summary of certain financial data for the Company’s operating segments:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Revenue
Construction materials	$137,654	$145,402	$393,095	$415,548
Heavy/highway construction	78,717	83,169	205,889	241,649
Traffic safety services and equipment	22,217	25,841	81,290	77,339
Segment totals	238,588	254,412	680,274	734,536
Eliminations	(50,488)	(52,383)	(138,824)	(145,236)
Total revenue	$188,100	$202,029	$541,450	$589,300
Operating income
Construction materials	$41,102	$38,792	$108,498	$102,888
Heavy/highway construction	6,784	3,317	7,982	10,308
Traffic safety services and equipment	3,315	2,525	10,183	7,341
Corporate and unallocated	(8,051)	(10,315)	(24,401)	(34,647)
Total operating income	$43,150	$34,319	$102,262	$85,890

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Depreciation, depletion and amortization
Construction materials	$7,378	$7,047	$22,062	$20,570
Heavy/highway construction	1,416	1,771	4,412	5,348
Traffic safety services and equipment	934	1,229	3,485	3,725
Corporate and unallocated	342	355	1,004	1,058
Total depreciation, depletion and amortization	$10,070	$10,402	$30,963	$30,701
Expenditures for assets (1)
Construction materials	$3,277	$6,435	$27,156	$17,925
Heavy/highway construction	406	1,206	2,141	4,853
Traffic safety services and equipment	1,274	1,389	4,350	3,937
Corporate and unallocated	51	111	179	229
Total expenditures for assets	$5,008	$9,141	$33,826	$26,944

(1) Includes $0.0 million and $0.1 million of deferred stripping and $0.3 million and $0.0 million of capitalized software for the three months ended November 30, 2016 and 2015, respectively. Includes $0.0 million and $0.6 million of deferred stripping and $0.3 million and $0.2 million of capitalized software for the nine months ended November 30, 2016 and 2015, respectively.

10.     Supplemental Disclosures of Cash Flow Information

The following table shows the supplemental information related to our cash flows for the nine months ended:

(In thousands)	November 30, 2016	November 30, 2015
Capital lease and other non-cash obligations incurred	$9,233	$7,615
Cash paid for interest, net of amounts capitalized	85,628	55,698

11.          Condensed Issuer, Guarantor and Non Guarantor Financial Information

The Company’s Notes are guaranteed by certain subsidiaries.  Except for Rock Solid, NESL, II LLC, and Kettle Creek Partners GP, LLC, all existing consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. These entities include Gateway Trade Center Inc., EII Transport Inc., Protections Services Inc., Work Area Protection Corp., SCI Products Inc., ASTI Transportation Systems, Inc., and Precision Solar Controls Inc. (“Guarantor Subsidiaries”).  There are no significant restrictions on the parent Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan.  Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the parent Company or its direct or indirect subsidiaries. Certain other wholly owned subsidiaries and consolidated partially owned partnerships do not guarantee the Notes.  These entities include Rock Solid (RSIC), South Woodbury, L.P., NESL, II LLC, Kettle Creek Partners L.P., and Kettle Creek Partners GP, LLC (“Non Guarantors”). Beginning January 1, 2016, RSIC was inactive. On October 31, 2016, the Company sold substantially all the assets of its subsidiary Protection Services Inc.

The following condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows are provided for the Company, all Guarantor Subsidiaries and Non Guarantors. The information has been presented as if the parent Company accounted for its ownership of the Guarantor Subsidiaries and Non Guarantors using the equity method of accounting.

Condensed Consolidating Balance Sheet at November 30, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$4,400	$(936)	$1,269	$—	$4,733
Restricted cash	4,102	38	—	—	4,140
Accounts receivable, net	89,698	5,951	14	—	95,663
Inventories	103,719	10,308	—	—	114,027
Net investment in lease	—	—	1,896	(1,896)	—
Other current assets	4,781	537	—	—	5,318
Assets held for sale	9,248	—	—	—	9,248
Total current assets	215,948	15,898	3,179	(1,896)	233,129
Property, plant and equipment, net	281,695	15,119	3,760	(3,760)	296,814
Goodwill	75,647	3,925	—	—	79,572
Other intangible assets, net	6,716	6,679	—	—	13,395
Investment in subsidiaries	97,348	—	—	(97,348)	—
Intercompany receivables	(33,088)	33,088	—	—	—
Other noncurrent assets	15,786	711	—	—	16,497
Total Assets	$660,052	$75,420	$6,939	$(103,004)	$639,407
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$7,404	$—	$941	$(1,896)	$6,449
Accounts payable - trade	29,694	3,900	287	—	33,881
Accrued liabilities	64,802	339	—	—	65,141
Total current liabilities	101,900	4,239	1,228	(1,896)	105,471
Intercompany payables	15,477	(15,511)	34	—	—
Long-term debt, less current maturities	642,114	—	3,249	—	645,363
Obligations under capital leases, less current maturities	3,760	—	—	(3,760)	—
Deferred income taxes	31,841	(10,639)	—	—	21,202
Other noncurrent liabilities	32,717	258	—	—	32,975
Total liabilities	827,809	(21,653)	4,511	(5,656)	805,011
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(167,757)	97,073	275	(97,348)	(167,757)
Noncontrolling interest	—	—	2,153	—	2,153
Total (deficit) equity	(167,757)	97,073	2,428	(97,348)	(165,604)
Total liabilities and (deficit) equity	$660,052	$75,420	$6,939	$(103,004)	$639,407

Condensed Consolidating Balance Sheet at February 29, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$39,380	$(125)	$1,306	$—	$40,561
Restricted cash	22,658	53	—	—	22,711
Accounts receivable, net	35,663	12,619	14	—	48,296
Inventories	88,602	14,761	—	—	103,363
Net investment in lease	—	—	1,344	(1,344)	—
Other current assets	4,270	864	—	—	5,134
Assets held for sale	5,558	—	—	—	5,558
Total current assets	196,131	28,172	2,664	(1,344)	225,623
Property, plant and equipment, net	286,854	20,567	4,864	(4,864)	307,421
Goodwill	75,647	5,845	—	—	81,492
Other intangible assets, net	6,825	10,540	—	—	17,365
Investment in subsidiaries	83,794	—	—	(83,794)	—
Other noncurrent assets	16,691	838	3,653	—	21,182
Total Assets	$665,942	$65,962	$11,181	$(90,002)	$653,083
Liabilities and (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$3,581	$—	$918	$(1,344)	$3,155
Accounts payable - trade	29,239	3,955	287	—	33,481
Accrued liabilities	68,337	1,334	—	—	69,671
Total current liabilities	101,157	5,289	1,205	(1,344)	106,307
Intercompany payables	12,710	(12,744)	34	—	—
Long-term debt, less current maturities	660,571	—	3,946	—	664,517
Obligations under capital leases, less current maturities	4,864	—	—	(4,864)	—
Deferred income taxes	31,552	(10,639)	—	—	20,913
Other noncurrent liabilities	42,558	533	3,653	—	46,744
Total liabilities	853,412	(17,561)	8,838	(6,208)	838,481
(Deficit) equity
New Enterprise Stone & Lime Co., Inc. (deficit) equity	(187,470)	83,523	271	(83,794)	(187,470)
Noncontrolling interest	—	—	2,072	—	2,072
Total (deficit) equity	(187,470)	83,523	2,343	(83,794)	(185,398)
Total liabilities and (deficit) equity	$665,942	$65,962	$11,181	$(90,002)	$653,083

Condensed Consolidating Statement of Comprehensive Income for the three months ended November 30, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$165,727	$22,724	$386	$(737)	$188,100
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	109,918	18,076	—	(847)	127,147
Depreciation, depletion and amortization	8,997	1,073	—	—	10,070
Selling, administrative and general expenses	8,324	1,417	—	—	9,741
Gain on disposals of property, equipment and software	(181)	(1,827)	—	—	(2,008)
Operating income	38,669	3,985	386	110	43,150
Interest (expense) income, net	(20,650)	10	(221)	(110)	(20,971)
Income before income taxes	18,019	3,995	165	—	22,179
Income tax expense	304	—	—	—	304
Equity in earnings of subsidiaries	3,996	—	—	(3,996)	—
Net income	21,711	3,995	165	(3,996)	21,875
Less: Net income attributable to noncontrolling interest	—	—	(163)	—	(163)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	21,711	3,995	2	(3,996)	21,712
Other comprehensive income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	41	—	—	—	41
Comprehensive income	21,752	3,995	165	(3,996)	21,916
Less: Comprehensive income attributable to noncontrolling interest	—	—	(163)	—	(163)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$21,752	$3,995	$2	$(3,996)	$21,753

Condensed Consolidating Statement of Comprehensive Income for the three months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$179,387	$24,393	$1,818	$(3,569)	$202,029
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	128,353	18,389	1,567	(3,493)	144,816
Depreciation, depletion and amortization	9,097	1,305	—	—	10,402
Asset impairment	1	9	—	—	10
Selling, administrative and general expenses	10,920	1,482	43	—	12,445
Gain loss on disposals of property, equipment and software	79	(42)	—	—	37
Operating income	30,937	3,250	208	(76)	34,319
Interest (expense) income, net	(21,182)	(80)	(45)	76	(21,231)
Income before income taxes	9,755	3,170	163	—	13,088
Income tax expense	840	—	—	—	840
Equity in earnings of subsidiaries	3,194	—	—	(3,194)	—
Net income	12,109	3,170	163	(3,194)	12,248
Less: Net income attributable to noncontrolling interest		—	(139)	—	(139)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	12,109	3,170	24	(3,194)	12,109
Other comprehensive income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	40	—		—	40
Comprehensive income	12,149	3,170	163	(3,194)	12,288
Less: Comprehensive income attributable to noncontrolling interest		—	(139)	—	(139)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$12,149	$3,170	$24	$(3,194)	$12,149

Condensed Consolidating Statement of Comprehensive Income for the nine months ended November 30, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$463,937	$78,743	$1,157	$(2,387)	$541,450
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	322,807	60,869	—	(2,163)	381,513
Depreciation, depletion and amortization	27,168	3,795	—	—	30,963
Asset impairment	—	64	—	—	64
Selling, administrative and general expenses	24,946	4,560	—	—	29,506
Gain on disposals of property, equipment and software	(873)	(1,985)	—	—	(2,858)
Operating income	89,889	11,440	1,157	(224)	102,262
Interest (expense) income, net	(81,581)	38	(671)	224	(81,990)
Income before income taxes	8,308	11,478	486	—	20,272
Income tax expense	202	—	—	—	202
Equity in earnings of subsidiaries	11,482	—	—	(11,482)	—
Net income	19,588	11,478	486	(11,482)	20,070
Less: Net income attributable to noncontrolling interest	—	—	(481)	—	(481)
Net income attributable to New Enterprise Stone & Lime Co., Inc.	19,588	11,478	5	(11,482)	19,589
Other comprehensive income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	124	—	—	—	124
Comprehensive income	19,712	11,478	486	(11,482)	20,194
Less: Comprehensive income attributable to noncontrolling interest	—	—	(481)	—	(481)
Comprehensive income attributable to New Enterprise Stone & Lime Co., Inc.	$19,712	$11,478	$5	$(11,482)	$19,713

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Revenue	$521,078	$70,168	$5,238	$(7,184)	$589,300
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	387,026	52,658	4,739	(6,957)	437,466
Depreciation, depletion and amortization	26,814	3,887	—	—	30,701
Asset impairment	161	32	—	—	193
Selling, administrative and general expenses	34,151	4,529	166	—	38,846
Gain loss on disposals of property, equipment and software	(3,704)	(92)	—	—	(3,796)
Operating income	76,630	9,154	333	(227)	85,890
Interest (expense) income, net	(63,512)	(19)	(143)	227	(63,447)
Income before income taxes	13,118	9,135	190	—	22,443
Income tax expense	1,263	—	—	—	1,263
Equity in earnings of subsidiaries	8,914	—	—	(8,914)	—
Net income	20,769	9,135	190	(8,914)	21,180
Less: Net income attributable to noncontrolling interest	—	—	(411)	—	(411)
Net income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	20,769	9,135	(221)	(8,914)	20,769
Other comprehensive income
Unrealized actuarial gains and amortization of prior service costs, net of income tax	118	—	—	—	118
Comprehensive income	20,887	9,135	190	(8,914)	21,298
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(411)	—	(411)
Comprehensive income (loss) attributable to New Enterprise Stone & Lime Co., Inc.	$20,887	$9,135	$(221)	$(8,914)	$20,887

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2016

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$21,362	$(29,901)	$1,037	$—	$(7,502)
Cash flows from investing activities
Capital expenditures	(32,437)	(4,508)	—	—	(36,945)
Proceeds from sale of property, equipment and assets held for sale	1,096	36,333	—	—	37,429
Change in restricted cash	18,556	(2,735)	—	—	15,821
Net cash used in investing activities	(12,785)	29,090	—	—	16,305
Cash flows from financing activities
Proceeds from issuance of short term borrowings	—	—	—	—	—
Proceeds from issuance of long-term debt and other obligations	455,200	—	—	—	455,200
Repayments of long-term debt and other obligations	(475,429)	—	(674)	—	(476,103)
Debt issuance costs	(23,328)	—	—	—	(23,328)
Distribution to noncontrolling interest	—	—	(400)	—	(400)
Net cash used in financing activities	(43,557)	—	(1,074)	—	(44,631)
Net decrease in cash and cash equivalents	(34,980)	(811)	(37)	—	(35,828)
Cash and cash equivalents
Beginning of period	39,380	(125)	1,306	—	40,561
End of period	$4,400	$(936)	$1,269	$—	$4,733

Condensed Consolidating Statement of Cash Flows for the nine months ended November 30, 2015

(In thousands)	New Enterprise Stone & Lime Co., Inc.	Guarantor Subsidiaries	Non Guarantors	Eliminations	Total
Cash flows from operating activities	$12,576	$4,394	$4,373	$—	$21,343
Cash flows from investing activities
Capital expenditures	(15,236)	(4,093)	—	—	(19,329)
Proceeds from sale of property and equipment, and assets held for sale	15,654	—	—	—	15,654
Change in cash value of life insurance	6	—	—	—	6
Change in restricted cash	(8,316)	27	(2)	—	(8,291)
Net cash used in investing activities	(7,892)	(4,066)	(2)	—	(11,960)
Cash flows from financing activities
Repayment of short term borrowings	(5,873)	—	—	—	(5,873)
Repayments of long-term debt and other obligations	(1,921)	—	(724)	—	(2,645)
Distribution to noncontrolling interest	—	—	(291)	—	(291)
Net cash used in financing activities	(7,794)	—	(1,015)	—	(8,809)
Net (decrease) increase in cash and cash equivalents	(3,110)	328	3,356	—	574
Cash and cash equivalents
Beginning of period	8,633	60	4,600	—	13,293
End of period	$5,523	$388	$7,956	$—	$13,867

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

We operate in three segments based upon the nature of our products and services: construction materials, heavy/highway construction and traffic safety services and equipment. Our construction materials operations are comprised primarily of the production of aggregate (crushed stone and construction sand and gravel), hot mix asphalt, and ready mixed concrete.  Another of our core businesses, heavy/highway construction, includes heavy construction, blacktop paving and other site preparation services. Our heavy/highway construction operations are primarily supplied with construction materials from our construction materials operation. Accordingly, we favor construction activity that maximizes our ability to utilize our construction materials. Our third core business, traffic safety services and equipment, consists primarily of sales, and work zone safety equipment and devices to industrial construction end-users. The majority of the assets associated with the leasing and servicing side of the traffic safety services and equipment business was sold on October 31, 2016. Refer to Note 1 of the Financial Statements for additional information.

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

Execution of Strategic Initiatives

     We continued to execute our strategic plan during the third quarter of fiscal year 2017; namely to increase profit and reduce operating leverage by focusing on our core construction materials business. To that end, quarterly operating profit increased $8.9 million as compared to the prior year same quarter. This strong result should push operating income at least 15% higher than last year for the full fiscal year 2017. We also sold a component of our Traffic Safety Services and Equipment business which allowed us to repurchase $31.5 million of our unsecured 11% notes, bringing the total amount repurchased to $46.5 million as of November 30, 2016. Backlog as of November 30, 2016 remains strong with $213.3 million as compared to $121.1 million in prior year. We were also able to address four material weaknesses through November 30, 2016 leaving only two to be remediated.

Executive Summary

The following are key statistics for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015.

•	Cost of revenue as a percentage of revenue improved 3.8%;

•	Operating income increased by $16.4 million (19.1%);

•	Selling, administrative and general expenses decreased by $9.3 million or 24.0%;

•	Repurchased $31.5 million of outstanding 11% Senior Notes, bring the total to $46.5 million;

•	Zero borrowing on the ABL for the nine months ended November 30, 2016; and

•	Addressed four material weaknesses during the third quarter ended November 30, 2016;

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Revenue	$188,100	$202,029	$541,450	$589,300
Cost of revenue (exclusive of Depreciation, depletion and amortization shown separately below)	127,147	144,816	381,513	437,466
Depreciation, depletion and amortization	10,070	10,402	30,963	30,701
Asset impairment	—	10	64	193
Selling, administrative and general expenses	9,741	12,445	29,506	38,846
(Gain) loss on disposals of property, equipment and software	(2,008)	37	(2,858)	(3,796)
Operating income	43,150	34,319	102,262	85,890
Interest expense, net	(20,971)	(21,231)	(81,990)	(63,447)
Income before income taxes	22,179	13,088	20,272	22,443
Income tax expense	304	840	202	1,263
Net income	$21,875	$12,248	$20,070	$21,180

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

The following table summarizes our segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Segment Revenue
Construction materials	$137,654	$145,402	$393,095	$415,548
Heavy/highway construction	78,717	83,169	205,889	241,649
Traffic safety services and equipment	22,217	25,841	81,290	77,339
Segment totals	238,588	254,412	680,274	734,536
Inter-segment eliminations	(50,488)	(52,383)	(138,824)	(145,236)
Total revenue	$188,100	$202,029	$541,450	$589,300

The following table summarizes the percentage of segment revenue by our primary lines of business:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Segment Revenue:
Construction materials	57.7%	57.2%	57.8%	56.6%
Heavy/highway construction	33.0%	32.7%	30.3%	32.9%
Traffic safety services and equipment	9.3%	10.1%	11.9%	10.5%
Segment totals	100.0%	100.0%	100.0%	100.0%

The following table summarizes the segment cost of revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Segment Cost of Revenue
Construction materials	$88,878	$98,662	$261,515	$294,680
Heavy/highway construction	70,360	77,914	193,712	226,137
Traffic safety services and equipment	18,397	20,623	65,110	61,885
Segment totals	177,635	197,199	520,337	582,702
Eliminations	(50,488)	(52,383)	(138,824)	(145,236)
Total cost of revenue	$127,147	$144,816	$381,513	$437,466

The following table summarizes the segment cost of revenue as a percent of segment revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Segment Cost of Revenue as Percent of Segment Revenue
Construction materials	64.6%	67.9%	66.5%	70.9%
Heavy/highway construction	89.4%	93.7%	94.1%	93.6%
Traffic safety services and equipment	82.8%	79.8%	80.1%	80.0%

The following table summarizes the segment operating income:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2016	2015	2016	2015
Operating Income
Construction materials	$41,102	$38,792	$108,498	$102,888
Heavy/highway construction	6,784	3,317	7,982	10,308
Traffic safety services and equipment	3,315	2,525	10,183	7,341
Segment totals	51,201	44,634	126,663	120,537
Corporate and unallocated	(8,051)	(10,315)	(24,401)	(34,647)
Total operating income	$43,150	$34,319	$102,262	$85,890

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Revenue

Total revenue decreased $13.9 million or 6.9% to $188.1 million for the three months ended November 30, 2016 compared to $202.0 million for the three months ended November 30, 2015.  The decrease in revenue was primarily the result of reduced materials revenue and heavy/highway construction revenues in the three months ended November 30, 2016 compared to the three months ended November 30, 2015.

Segment revenue for our construction materials business decreased $7.7 million, or 5.3% to $137.7 million for the three months ended November 30, 2016 compared to $145.4 million for the three months ended November 30, 2015. The decrease in segment revenue was attributable primarily to reduced aggregates and ready mixed concrete revenues in the three months ended November 30, 2016 compared to the three months ended November 30, 2015.

Segment revenue for our heavy/highway construction business decreased $4.5 million, or 5.4% to $78.7 million for the three months ended November 30, 2016 compared to $83.2 million for the three months ended November 30, 2015. The decline in heavy/highway construction of $4.5 million was primarily attributable to an approximate 36.4% reduction in construction activity with limited vertical integration offset by an 8.6% increase in blacktop lay-down activity.

Segment revenue for our traffic safety services and equipment businesses decreased $3.6 million, or 14.0% to $22.2 million for the three months ended November 30, 2016 compared to $25.8 million for the three months ended November 30, 2015. The decrease was primarily attributable the sale of certain assets during the three months ended November 30, 2016.

Cost of Revenue

Total cost of revenue decreased $17.7 million or 12.2% to $127.1 million for the three months ended November 30, 2016 compared to approximately $144.8 million for the three months ended November 30, 2015. This decrease is attributable to the reduction of heavy/highway construction activity, reduced sales volume and a reduction in commodity prices as compared to the prior year's three months ended November 30, 2015.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue improved 3.3% to 64.6% for the three months ended November 30, 2016 compared to 67.9% for the three months ended November 30, 2015. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base as well as a decrease in the cost of commodities as compared to the three months ended November 30, 2015.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue improved by 4.3% to 89.4% for the three months ended November 30, 2016 compared to 93.7% for the three months ended November 30, 2015. The improvement in segment cost of revenue as a percentage of revenue was primarily attributable to a reduction in construction activity with limited vertical integration offset by increased blacktop lay-down activity which generally carries higher margins.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue increased by 3.0% to 82.8% for the three months ended November 30, 2016 compared to 79.8% for the three months ended November 30, 2015. The increase was due to additional subcontract costs incurred necessary to complete contracts due to delays in delivery of equipment.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $0.3 million, or 2.9% to $10.1 million for the three months ended November 30, 2016 compared to $10.4 million for the three months ended November 30, 2015.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $2.7 million, or 21.8% to $9.7 million for the three months ended November 30, 2016 compared to $12.4 million for the three months ended November 30, 2015. The decrease was primarily attributable to a reduction in consulting fees related to restructuring in the previous year which did not recur and to a lesser extent reduced costs related to the utilization of shared services.

Operating Income

Operating income increased $8.9 million, or 25.9% to $43.2 million for the three months ended November 30, 2016, as compared to $34.3 million for the three months ended November 30, 2015. This increase was attributable to improved profitability in all of our operating segments as well as the gain on disposal of assets.

Operating income for our construction materials business increased by $2.3 million, or 5.9% to $41.1 million for the three months ended November 30, 2016 compared to $38.8 million for the three months ended November 30, 2015. The increase in profit was attributable to price increases and continued cost controls, including those related to commodities.

Operating income for our heavy/highway construction business increased by $3.5 million, to $6.8 million for the three months ended November 30, 2016 compared to $3.3 million for the three months ended November 30, 2015. This increase was primarily attributable to increased blacktop lay-down activity which generally carries higher margins.

Operating income for our traffic safety services and equipment businesses increased by $0.8 million, or 32.0% to $3.3 million for the three months ended November 30, 2016 compared to $2.5 million for the three months ended November 30, 2015. The increase in profitability is primarily attributable to the gain recognized on the sale of certain assets which was offset by decreased revenues associated with the asset sales.

Interest Expense, net

Net interest expense decreased $0.2 million, or 0.9% to $21.0 million for the three months ended November 30, 2016 compared to $21.2 million for the three months ended November 30, 2015 due to the reduction in interest rates from the refinancing of debt, which is offset by increased amortization of deferred financing fees and the write off of fees related to the buyback of the 11% Senior Notes.

Income Tax Benefit

The income tax provision for the three months ended November 30, 2016 and November 30, 2015 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 29, 2016 and February 28, 2015, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the three months ended November 30, 2016 and 2015 were 1.4% and 6.4%, respectively, resulting in tax expense of $0.3 million and $0.8 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

Nine Months Ended November 30, 2016 Compared to Nine Months Ended November 30, 2015

Revenue

Total revenue decreased $47.8 million or 8.1% to $541.5 million for the nine months ended November 30, 2016 compared to $589.3 million for the nine months ended November 30, 2015.  The decrease in revenue is the result of reduced hot mix asphalt revenue, reduced ready mixed concrete volumes and reduced heavy/highway construction activity, offset by an increase in traffic safety services and equipment pavement marking activity.

Segment revenue for our construction materials business decreased $22.4 million, or 5.4% to $393.1 million for the nine months ended November 30, 2016 compared to $415.5 million for the nine months ended November 30, 2015. The decrease in revenues was primarily attributable to decreased hot mix asphalt and ready mixed concrete revenues for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. The decrease in hot mix asphalt revenue was primarily due to a decrease in price in the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. Hot mix asphalt prices were impacted by the change in the cost of liquid asphalt cement which decreased by approximately 38% on a per ton basis for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. The decrease in ready mixed concrete revenue was attributable to a few large customer projects that did not recur in the current year. The remaining decrease in revenue was primarily attributable to reduced miscellaneous fuel sales.

Segment revenue for our heavy/highway construction business decreased $35.7 million, or 14.8% to $205.9 million for the nine months ended November 30, 2016 compared to $241.6 million for the nine months ended November 30, 2015.  The decline in heavy/highway construction of $35.7 million was primarily attributable to an approximate 46.8% reduction in construction activity with limited vertical integration offset by an 5.2% increase in blacktop lay-down activity.

Segment revenue for our traffic safety services and equipment businesses increased $4 million, or 5.2% to $81.3 million for the nine months ended November 30, 2016 compared to $77.3 million for the nine months ended November 30, 2015. The increase in revenue was attributable to new our service offerings.

Cost of Revenue

Total cost of revenue decreased $56.0 million or 12.8% to $381.5 million for the nine months ended November 30, 2016 compared to approximately $437.5 million for the nine months ended November 30, 2015.  This decrease is attributable to the reduction of heavy/highway construction activity, reduced sales volumes and a reduction in commodity prices as compared to the nine months ended November 30, 2015.

 Segment cost of revenue for our construction materials business as a percentage of its segment revenue improved 4.4% to 66.5% for the nine months ended November 30, 2016 compared to 70.9% for the nine months ended November 30, 2015. Segment cost of revenue as a percentage of segment revenue improved primarily as a result of improved pricing on a fixed cost base as well as a decrease in the cost of commodities as compared to the prior year.

Segment cost of revenue for our heavy/highway construction business as a percentage of its segment revenue increased 0.5% to 94.1% for the nine months ended November 30, 2016 compared to 93.6% for the nine months ended November 30, 2015. The increase in segment cost of revenue as a percentage of revenue was primarily attributable to the negative cost revisions on heavy/highway jobs completed during the year.

Segment cost of revenue for our traffic services and equipment business as a percentage of its segment revenue remained relatively flat, increasing 0.1% to 80.1% for the nine months ended November 30, 2016 compared to 80.0% for the nine months ended November 30, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.3 million, or 1.0% to $31.0 million for the nine months ended November 30, 2016 compared to $30.7 million for the nine months ended November 30, 2015. The decrease was primarily attributable to higher depreciable assets due to an increase of capital expenditures compared to the prior year's nine months ended November 30, 2015.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $9.3 million, or 24.0% to $29.5 million for the nine months ended November 30, 2016 compared to $38.8 million for the nine months ended November 30, 2015. The decrease was primarily attributable to a reduction in consulting fees related to restructuring in the previous year which did not recur and to a lesser extent reduced costs related to the utilization of shared services.

Operating Income

Operating income increased $16.4 million, or 19.1% to $102.3 million for the nine months ended November 30, 2016, as compared to $85.9 million for the nine months ended November 30, 2015. The increase in operating income was attributable to continued pricing and commodity benefits in construction materials and reduced Selling General & Administrative costs which were partially offset by decreases in heavy/highway construction operating profits.

Operating income for our construction materials business increased $5.6 million, or 5.4% to $108.5 million for the nine months ended November 30, 2016 compared to $102.9 million for the nine months ended November 30, 2015. Excluding a gain of $3.8 million on the sale of certain properties, which did not recur in the current year, operating income increased approximately $9.4 million. Operating income for aggregates and hot mix asphalt contributed to the increase in profits for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015. These increases were primarily attributable to price increases, continued cost controls and the reduced cost of commodities.

Operating income for our heavy/highway construction business decreased $2.3 million, or 22.3% to $8.0 million for the nine months ended November 30, 2016 compared to $10.3 million for the nine months ended November 30, 2015.  This decrease was primarily attributable to the negative impact of contract cost revisions in our heavy construction projects of approximately $4.9 million in fiscal year 2017.

Operating income for our traffic safety services and equipment businesses increased by $2.9 million, or 39.7% to $10.2 million for the nine months ended November 30, 2016 compared to $7.3 million for the nine months ended November 30, 2015. The increase in profitability is primarily attributable to the $2.0 million gain on the sale of assets and the profit on increased revenues related to our new service offerings.

Interest Expense, net

Net interest expense increased $18.6 million, or 29.3% to $82.0 million for the nine months ended November 30, 2016 compared to $63.4 million for the nine months ended November 30, 2015. The increase was due to the incurrence of prepayment premiums of $12.3 million related to the refinancing, $3.1 million of additional interest due to both the New Term Loan and Senior Notes being outstanding at the same time during the Senior Note call period and the write-off of additional deferred financing fees of $3.9 million related to the buyback of $46.5 million of the 11% Senior Notes.

Income Tax Expense (Benefit)

The income tax provision for the nine months ended November 30, 2016 and nine months ended November 30, 2015 consisted of federal and state taxes that are based on the estimated effective tax rates applicable for the full fiscal years ending February 29, 2016 and February 28, 2015, respectively, after giving effect to items specifically related to the interim periods.

Our effective tax rates for the nine months ended November 30, 2016 and nine months ended November 30, 2015 were 1.0% and 5.6%, respectively, resulting in a tax expense of $0.2 million and $1.3 million, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is our assessment of the realizability of the current period projected pre-tax loss. We recorded a valuation allowance on the portion of the current period federal and state income tax losses that we believe is not more likely than not to be realized. The Company’s determination of its valuation allowance considers the impact of utilization of alternative minimum tax net operating loss and alternative minimum tax credit carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA. As of November 30, 2016 we had no borrowings under the RCA with $72.0 million available compared to no borrowings under the RCA, with $80.6 million available as of February 29, 2016. The reduced RCA availability was attributable to $15.0 million in letters of credit issued to an insurer for the deductible portion of out liability coverage, which replaced our cash collateral agreement.

As of November 30, 2016, we had $4.7 million in cash and cash equivalents and working capital of $127.7 million compared to $40.6 million in cash and cash equivalents and working capital of $119.3 million as of February 29, 2016. Cash balances of $4.1 million and $22.7 million as of November 30, 2016 and February 29, 2016, respectively, were restricted in certain consolidated subsidiaries for insurance requirements, escrow requirements related to asset sale proceeds, and proceeds for the reinvestment in fixed assets.

Previously, we maintained a cash Collateral Trust Agreement for our insurance requirements in the amount of $15.5 million. Given the nature and seasonality of our business, we typically experience significant fluctuations in working capital needs and balances during our peak summer season; these amounts are converted to cash over the course of our normal operating cycle.

We believe we have sufficient financial resources, including cash and cash equivalents, cash from operations and amounts available for borrowing under the RCA, to fund our business and operations, including capital expenditures and debt service obligations, beyond the next twelve months. Under the New Term Loan, we are subject to certain affirmative and negative covenants, of which the minimum EBITDA covenant and the capital expenditure limitation are the primary financial covenants for the next twelve months. As of the end of each fiscal quarter, we are required to have trailing twelve-month EBITDA in an amount not less than $80 million. The sale of PSI will reduce the minimum EBITDA by the lesser of $8.0 million or the EBITDA attributable to PSI for the most recent 12 month period before the sale on October 31, 2016. Our capital expenditure limitation for fiscal year 2017 adjusted for certain asset sales in accordance with the New Term Loan and similar limitations under the RCA, is $40.0 million. As of November 30, 2016, we were in compliance with all of our covenant requirements through that date, and expect to remain in compliance for the next twelve months as applicable.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the nine months ended November 30, 2016 and November 30, 2015.

	Nine Months Ended November 30,
(In thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(7,502)	$21,343
Investing activities	16,305	(11,960)
Financing activities	(44,631)	(8,809)
Cash paid for capital expenditures	(36,945)	(19,329)

Operating Activities

Net cash used in operating activities was $7.5 million for the nine months ended November 30, 2016 compared to the cash provided by operations of $21.3 million for the nine months ended November 30, 2015 representing a reduction of $28.8 million. Net cash used in operating activities increased primarily as a result of the increase of cash paid for interest, prepayment penalties and other costs related to the refinancing of our debt. Cash from operations was also negatively impacted by an increase in inventory to support our increasing backlog.

Investing Activities

Net cash from investing activities increased $28.3 million to $16.3 million in the nine months ended November 30, 2016 compared to net cash used of $12.0 million in the nine months ended November 30, 2015. Net cash provided by investing activities improved due to the net proceeds from sale of certain assets related to our traffic safety services and equipment business, the return of $15.5 million in restricted cash in lieu of a letter of credit related to our insurance program which was replaced by a letter of credit for $15.0 million, offset by the increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $35.8 million to $44.6 million in the nine months ended November 30, 2016 compared to $8.8 million for the nine months ended November 30, 2015. The proceeds for the New Term Loan were used to repay the existing Senior Notes as well as fees related to the transaction and were offset by the $46.5 million of the Notes that we repurchased on the open market.

Capital Expenditures

Cash capital expenditures increased to $36.9 million for the nine months ended November 30, 2016 compared to $19.3 million for the nine months ended November 30, 2015. Cash paid for capital expenditures included $12.4 million of assets purchased in the prior period and paid during the nine months ended November 30, 2016. Total capital expenditures during the nine months ended November 30, 2016 increased $6.9 million to $33.8 million compared to the nine months ended November 30, 2015 of $26.9 million. The capital expenditures for the nine months ended November 30, 2016 were related primarily to mobile plant equipment. The Company also incurred $9.2 million of non-cash capital expenditures for the nine months ended November 30, 2016 as compared to $7.6 million for the nine months ended November 30, 2015.

Our Indebtedness

Refer to Note 4 “Long-Term Debt” to the Condensed Consolidated Financial Statements for further information.

Changes in Future Contractual Obligations

In July 2016, we entered into a Term Loan Credit and Guaranty Agreement providing for a term loan in the amount of $450.0 million bearing interest at a rate per annum equal to, at our option, either (a) a base rate plus 7.0% or (b) a LIBOR rate plus 8.0% with a LIBOR floor of 1.0%, maturing July 8, 2021 unless we fail to refinance our 11% Senior Notes due 2018 by June 1, 2018. We utilized the funds from the New Term Loan to prepay our 13% Senior Notes and our $70 million Term Loan. Additionally, we repurchased $46.5 million of 11% Notes during the nine months ended November 30, 2016.

The following is a summary of our estimated additional future payments as a result of this new commitment, net of obligations repaid from the refinancing for fiscal year periods subsequent to February 29, 2016.

	Payments Due by Fiscal Year
(In Thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings:
New Long-term debt	$450,000	$—	$—	$—	$—	$—	$450,000
Interest	208,240	26,663	41,063	41,063	41,175	41,063	17,213
Effect of Repayments:
Long-term debt	(427,288)	—	(54,407)	(372,881)	—	—	—
11% Notes	(46,500)	—	—	(46,500)	—	—	—
Interest	(95,594)	(33,516)	(50,829)	(11,249)	—	—	—
	$88,858	$(6,853)	$(64,173)	$(389,567)	$41,175	$41,063	$467,213

Off Balance Sheet Arrangements

From time to time in the ordinary course of business, we provide letters of credit that generally bear interest and fees between 3.00% and 4.25%. We have secured outstanding letters of credit of $31.6 million under our $35.0 million RCA and $1.1 million of unsecured letters of credit at November 30, 2016, which were not included in our Consolidated Balance Sheet. Additionally, we may be required to provide letters of credit for bonding purposes. If we do not have availability to issue secured letters of credit under the RCA, we may be required to enter into a cash collateral or similar type of agreement to secure certain types of future bonding.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our indebtedness.  As of November 30, 2016, we had $0.0 million in indebtedness outstanding under the RCA and $450.0 million under the New Term Loan subject to variable interest rates. Each change of 1.00% in interest rates would result in an approximate $4.5 million change in our annual interest expense relating to the RCA and New Term Loan.  Any debt we incur in the future could also bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

As part of our remediation efforts, we have hired professional resources to enhance accounting, financial reporting and internal controls, including information technology general controls. Specifically, we appointed a new Chief Financial Officer in March 2013 and have since hired Business Unit Controllers, a Director of Internal Audit and Chief Information Officer. Although we have not addressed the material weakness related to our tax function, we believe that the finance, accounting and information technology departments are now staffed with a sufficient complement of seasoned personnel with an appropriate level of knowledge, experience and training. As a result and given the improvement in the control environment over the past several years, we believe we no longer have a material weakness related to the competency of personnel in those areas.

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

As part of our remediation efforts, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We appointed a new Chief Information Officer and a Director of Information Technology Security & Governance and hired information technology resources to ensure policies, procedures and processes are appropriate and effectively implemented and executed. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. Although we will continue to enhance controls related to information and communication, we believe we no longer have a material weakness in this area.

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

As part of our remediation efforts and as described above, we appointed a new Chief Information Officer and a Director of Information Technology Security & Governance and hired information technology resources to ensure policies, procedures and processed are appropriate and effectively implemented and executed. Although we will continue to enhance controls over logical security design and testing, we believe we no longer have a material weakness in this area.

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

As part of our remediation efforts and as described above, we appointed a new Chief Information Officer and a Director of Information Technology Security & Governance. Enhanced policies, procedures and processes, including a Segregation of Duties Policy and Change Management and Logical Access procedures, have been implemented. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Operations, Information Technology Department personnel and all operations managers across the Company. We believe we no longer have a material weakness related to information technology controls, specifically change management, data integrity, access and segregations of duties.

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

We have established a manual process to track and eliminate intercompany activity as described above. Additionally, we implemented a training program and analytical tools and we are in the process of implementing project management software. We have implemented a formal review and approval process by appropriate personnel that include contracts, billing costing, job performance and account reconciliation. Despite these efforts, we have made significant accounting adjustments associated with contracts during fiscal year 2016. We will continue our remediation efforts during the remainder of fiscal year 2017.

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

Given the lack of a sufficient complement of personnel in the tax area with an appropriate level of knowledge, experience and training, we have contracted third party advisors to provide training and support related to our tax provision preparation. We have implemented formal internal control reviews that include tax filing, provision and disclosure review. We will continue our remediation efforts during the remainder of fiscal year 2017.

Misstatements could result in substantially all of the accounts and disclosures associated with the material weaknesses described above and as a result a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Management has performed procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the quarter ended November 30, 2016, are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

We believe the following material weaknesses have been addressed as of the third quarter ended November 30, 2016:

As part of our remediation efforts, we have hired professional resources to enhance accounting, financial reporting and internal controls, including information technology general controls. Specifically, we appointed a new Chief Financial Officer in March 2013 and have since hired Business Unit Controllers, a Director of Internal Audit and Chief Information Officer. Although we have not addressed the material weakness related to our tax function, we believe that the finance, accounting and information technology departments are now staffed with a sufficient complement of seasoned personnel with an appropriate level of knowledge, experience and training. As a result, and given the improvement in the control environment over the past several years, we believe we no longer have a material weakness related to the competency of personnel in those areas.

As it relates to material weaknesses related to control environment, monitoring of controls, information and communication, risk assessments and information technology, we have provided further training and made configuration changes such that our ERP is operating in a more effective manner. We appointed a new Chief Information Officer and a Director of Information Technology Security & Governance and hired information technology resources to ensure policies, procedures and processes are appropriate and effectively implemented and executed. Enhanced policies, procedures and processes, include Segregation of Duties, Change Management and Logical Access. Additionally, we have provided internal control training to reinforce the importance of our control environment for Finance, Accounting, Information Technology Department personnel and all operations managers across the Company. We believe we no longer have a material weakness in these areas.

We will continue to work to remediate the remaining material weaknesses relate to taxes and contract revenue in fiscal year 2018.

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

NEW ENTERPRISE STONE & LIME CO., INC.

Date: January 17, 2017	By:	/s/ Albert L. Stone
Albert L. Stone
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosures

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

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